Form 10-K
period 2021-12-31
OPKO HEALTH, INC.
filed 2022-03-01
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was: $1,607,181,353.
As of February 25, 2022, the registrant had 681,455,306 shares of its common stock, par value $0.01 per share (“Common Stock”) outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

		Page
Part I.
Item 1.	Business	6
Item 1A.	Risk Factors	26
Item 1B.	Unresolved Staff Comments	52
Item 2.	Properties	53
Item 3.	Legal Proceedings	53
Item 4.	Mine Safety Disclosures	57
Part II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	58
Item 6.	Selected Financial Data	59
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	60
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	84
Item 8.	Financial Statements and Supplementary Data	86
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	139
Item 9A.	Controls and Procedures	139
Item 9B.	Other Information	139
Item 9C.	Disclosure regarding Foreign Jurisdictions that Prevent Inspections.	139
Part III.
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions and Director Independence
Item 14.	Principal Accounting Fees and Services
Part IV.
Item 15.	Exhibits, Financial Statement Schedules	141
Item 16.	Form 10-K Summary
Signatures		153
Certifications		153
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
•that we may fail to obtain regulatory approval for Somatrogon (hGH-CTP) in the United States or successfully commercialize Rayaldee and Somatrogon (hGH-CTP);
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
•business combinations may disrupt our business, distract our management, may not proceed as planned, and may also increase the risk of potential third party claims and litigation;
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
•Failure to obtain regulatory approval within and outside the U.S. will prevent us from marketing our products and product candidates domestically and abroad;
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
ITEM 1.     BUSINESS
OVERVIEW
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories, Inc. (“BioReference”), one of the nation’s largest full service laboratories with an almost 250-person sales and marketing team to drive growth and leverage new products. Our pharmaceutical business features Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency, and a pipeline of products in various stages of development. Our leading product in development is Somatrogon (hGH-CTP), a once-weekly human growth hormone injection for which we completed a successful phase 3 study in August 2019 and is partnered with Pfizer Inc. (“Pfizer”). Regulatory applications for Somatrogon have been submitted to several countries around the world for review. In February 2022, the European Commission granted marketing authorization in the European Union for Somatrogon under the brand name NGENLA® to treat children and adolescents from as young as 3 years of age with growth disturbance due to insufficient secretion of growth hormone. In January 2022, the Ministry of Health, Labour and Welfare in Japan approved NGENLA® (Somatrogon) for the long-term treatment of pediatric patients who have growth failure due to an inadequate secretion of endogenous growth hormone. In October 2021, Health Canada approved NGENLA® for the long-term treatment of pediatric patients who have growth hormone deficiency, and in November 2021, Australia’s Therapeutic Goods Administration approved NGENLA® for the long-term treatment of pediatric patients with growth disturbance due to insufficient secretion of growth hormone. We also submitted the initial Biologics License Application (“BLA”) with the FDA for approval of Somatrogon in the United States and Pfizer received a complete response letter in January 2022. Pfizer and OPKO are evaluating the FDA’s comments and will work with the agency to determine an appropriate path forward for the advancement of hGH (Somatrogon).
Through BioReference, we provide laboratory testing services, primarily to customers in the larger metropolitan areas in New York, New Jersey, Florida, Texas, Maryland, California, Pennsylvania, Delaware, Washington, DC, Illinois and Massachusetts, as well as to customers in a number of other states. We offer a comprehensive test menu of clinical diagnostics for blood, urine and tissue analysis. This includes hematology, clinical chemistry, immunoassay, infectious disease, serology, hormones, and toxicology assays, as well as Pap smear, anatomic pathology (biopsies) and other types of tissue analysis, as well as testing for COVID-19. We market our laboratory testing services directly to physicians, geneticists, hospitals, clinics, correctional and other health facilities.
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
In addition, we expect to leverage the BioReference business and infrastructure to drive rapid and widespread uptake of our diagnostic products. Our strategy with respect to BioReference Laboratories is comprised of three pillars: the core business, digital health and strategic ventures. Because of the COVID-19 outbreak, we have added a fourth pillar as the COVID-19 pandemic impacted all parts of our organization. In support of this strategy:
•We have made significant investments to rebuild and reconfigure our main laboratory in Elmwood Park, NJ and have also made significant investments in our labs in Melbourne, Florida, Houston, Texas, California and the GeneDx laboratory in Maryland.
•We have facilitated increased patient access through preferred relationships with payors. We are part of the United Healthcare preferred lab network with access to approximately 45 million patients. We now also have access to Blue Cross/Blue Shield of Texas with another approximately 5.9 million patients and access to Blue Cross/Blue Shield of Alabama with another approximately 2 million patients.
•We intend to continue to expand large-scale COVID-19 screening programs nationwide. We offer customized solutions to different types of environments and to different types of clients. We are one of the largest providers of these programs, which include both PCR COVID-19 testing and point of care testing, across a variety of touch points, including the travel and leisure industry, airlines, cruise industry and education. BioReference has provided COVID-19 testing to the NFL, NBA, NHL, US National Soccer Teams, Winter X Games and the US Golf Association, among other organizations.
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
CORPORATE INFORMATION
We were originally incorporated in Delaware in October 1991 under the name Cytoclonal Pharmaceutics, Inc., which was later changed to eXegenics, Inc. (“eXegenics”). On March 27, 2007, we were part of a three-way merger with Froptix Corporation and Acuity Pharmaceuticals, Inc., both research and development companies. On June 8, 2007, we changed our name to OPKO Health, Inc. Our shares are publicly traded on the NASDAQ Stock Market under the ticker “OPK” and on the Tel Aviv Stock Exchange under the ticker “OPK”. Our principal executive offices are located in leased office space in Miami, Florida.
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
BioReference has an almost 250-person sales and marketing team and operates a network of 128 active patient service centers.
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
Through BioReference, we operate in the following highly specialized laboratory divisions:
•BioReference Laboratories. BioReference constitutes our core clinical testing laboratory offering automated, high volume routine testing services, COVID-19 testing, STAT testing, informatics, HIV, Hep C and other molecular tests.
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
•GeneDx. Industry leading national laboratory for testing rare and ultra-rare genetic diseases with international reach, performing testing on specimens from more than 50 countries. We recently entered into an Agreement and Plan of Merger and Reorganization (the “GeneDx Merger Agreement”) with Sema4 Holdings Corp., a Delaware corporation (“Sema4”), pursuant to which Sema4 has agreed to acquire our wholly-owned subsidiary, GeneDx, Inc. (“GeneDx”), subject to the satisfaction of customary closing conditions.
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
We are among the largest providers of large-scale COVID-19 screening programs across the country, with the capacity to run approximately 100,000 PCR tests a day. These large-scale screening programs include both PCR COVID-19 testing and point of care testing. We offer testing across a variety of touch points, including the travel and leisure industry, airlines, cruise industry and education. We have substantial relationships with local and state governments to provide testing services across all 50 states, with substantial service relationships in New York, New Jersey, and Michigan. Through our relationships with CVS and RiteAid, we provide access to testing services for the general public and currently provide testing at more than 700 CVS and RiteAid storefronts. BioReference has provided COVID-19 testing for the NFL, NBA, NHL, U.S. National Soccer Teams, Winter X Games and the US Golf Association, among other organizations.

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
BioReference provides us with a significant diagnostics commercial infrastructure for marketing and sales that reached approximately 21 million and 19 million patients, respectively, in 2021 and 2020. In addition, its large team of managed care experts complement our efforts to ensure that payors recognize the value of our diagnostic and laboratory tests for reimbursement purposes. We continue to leverage the national marketing, sales and distribution resources of BioReference, along with its almost 250-person sales and marketing team, to enhance sales of and reimbursement for our 4Kscore test, a laboratory developed blood test that provides a personalized risk score for aggressive prostate cancer. We plan to leverage the BioReference commercial infrastructure and capabilities, as well as its extensive relationships with payors, to commercialize OPKO’s other diagnostic products under development.
4Kscore Test
We offer the 4Kscore test through BioReference. We began selling the 4Kscore test in the U.S. in March 2014 and in Europe and Mexico in September 2014 and January 2015, respectively. The 4Kscore test was approved by the FDA in December 2021 for use in men age 45 and older who have not had a prior prostate biopsy or a biopsy negative and have an age specific abnormal total PSA or abnormal digital rectal exam (DRE). The 4Kscore test is a laboratory developed test that measures the blood serum or plasma levels of four different prostate-derived kallikrein proteins: Total PSA, Free PSA, Intact PSA and Human Kallikrein-2 (“hK2”). These biomarkers are then combined with a patient’s age, optional DRE status (nodule / no nodule), and prior negative biopsy status (yes, prior negative biopsy / no prior biopsy) using a proprietary algorithm to calculate the risk (probability) of finding a Gleason Score 7 or higher prostate cancer. The four kallikrein panel of biomarkers utilized in the 4Kscore test is based on decades of research conducted by scientists at Memorial Sloan-Kettering Cancer Center and leading European institutions. Investigators at the Lund University, Sweden, University of Turku, Finland and Memorial Sloan Kettering Cancer Center, New York, have also demonstrated that the 4Kscore test can risk stratify the 20-year risk for development of prostate metastases and mortality in men who present at age 50 to 60 years old with an elevated PSA.
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
The clinical data from both studies demonstrated the ability of the 4Kscore test to discriminate between men with high-grade, aggressive prostate cancer and those men who had no findings of cancer or had low-grade or indolent form of the disease. In separate clinical studies, use of the 4Kscore test led to 64.6% fewer biopsies and was able to discriminate between men with high-grade aggressive prostate cancer and those with no findings of cancer.
The National Comprehensive Cancer Network (“NCCN”) has included the 4Kscore test as a recommended test in its Guidelines for Prostate Cancer Early Detection since 2015. The panel making this recommendation concluded that the 4Kscore test is indicated for use prior to a first prostate biopsy, or after a negative biopsy, to assist patients and physicians in further defining the probability of high-grade cancer. In addition, the European Association of Urology (“EAU”) Prostate Cancer Guidelines Panel included the 4Kscore test in their Guidelines for Prostate Cancer since 2018, concluding that the 4Kscore, as a blood test with greater specificity over the PSA test, is indicated for use prior to a first prostate biopsy or after a negative biopsy to assist patients and physicians in further defining the probability of high-grade cancer.
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
We completed multiple in vitro analytical validation and field use tests for the PSA test in mid-2017 and filed the premarket approval application (“PMA”) for the Claros Analyzer and Sangia Total PSA Test with the FDA in November 2017. The FDA approved the PMA for the Sangia Total PSA Test using the Claros Analyzer in January 2019. The key clinical study with patients suspected of having prostate cancer found that the sensitivity of the Sangia Total PSA Test together with a DRE was improved versus the sensitivity of a DRE alone, to 91%, detecting 2.9 times the prostate cancers compared to a DRE alone. The FDA has categorized Sangia total PSA test as a moderately complex device under Clinical Laboratory Improvement Amendments of 1988 (“CLIA”).
We are currently evaluating commercialization strategies for the Claros system, and have several tests in development on the Claros system biomarkers.
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
We have a 57-person highly specialized sales, marketing and market access team dedicated to the commercialization of Rayaldee as of December 31, 2021. In the fourth quarter of 2021, total Rayaldee prescriptions decreased approximately 28.8% and 1.4% as compared to the fourth quarter of 2020 and the third quarter of 2021, respectively. Sales of Rayaldee have not increased in accordance with its expected growth trajectory as a result of challenges in onboarding new patients due to the COVID-19 pandemic. Efforts are underway to obtain broader commercial and Part D insurance coverage for Rayaldee. We have already achieved commercial and Medicare Part D formulary coverage for more than 79.9% of U.S. covered lives as of the end of 2021.
In May 2016, we entered into a development and license agreement (the “VFMCRP Agreement”) with Vifor Fresenius Medical Care Renal Pharma (“VFMCRP”) for the development and commercialization of Rayaldee in Europe, Canada, Mexico, Australia, South Korea and certain other international markets for the treatment of SHPT in patients with stage 3, 4 or 5 CKD and vitamin D insufficiency. The VFMCRP Agreement was later amended to exclude South Korea, the Middle East and all of the countries of Africa from the VFMCRP Territory (as defined in the VFMCRP Agreement), and further amended to include Japan as part of the VFMCRP Territory.
VFMCRP initiated the commercial launch of Rayaldee in Germany in February 2022 and has received marketing authorization from eleven European countries to date and is preparing for product launches in additional territories in 2022. The launch in Germany triggered a $3 million payment to EirGen Pharma Ltd. (“EirGen”), our wholly owned subsidiary.

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
On June 18, 2021, EirGen and NICOYA Macau Limited (“Nicoya”), a Macau corporation and an affiliate of NICOYA Therapeutics, entered into a Development and License Agreement (the “Nicoya Agreement”) granting Nicoya the exclusive rights for the development and commercialization of extended release calcifediol (the “Nicoya Product”) in Greater China, which includes mainland China, Hong Kong, Macau, and Taiwan (collectively, the “Nicoya Territory”). Extended release calcifediol is marketed in the U.S. by OPKO under the tradename Rayaldee. The license grant to Nicoya covers the therapeutic and preventative use of the Nicoya Product for SHPT in non-dialysis and hemodialysis chronic kidney disease patients (the “Nicoya Field”).

OPKO and VFMCRP collaborated to complete a phase 2 study evaluating a higher strength dosage form of Rayaldee for the treatment of SHPT in hemodialysis patients. The study commenced in the 3rd quarter of 2018 and topline data were presented in an abstract titled “Initial Evaluation of High-Dose Extended-Release Calcifediol (ERC) in Patients with Stage 5 Chronic Kidney Disease on Hemodialysis” at the American Society of Nephrology’s Kidney Week Annual Meeting in November 2021.
In October 2020, we commenced a placebo controlled Phase 2 trial with Rayaldee as a treatment for mild-to-moderate COVID-19. In August 2021, the trial completed enrollment of 171 symptomatic patients from multiple U.S. sites and randomized in a 1:1 ratio for 4 weeks of treatment with Rayaldee or placebo and a 2-week follow-up. The trial ended in November 2021 and topline data were reported in December 2021 which indicated that improving vitamin D status with oral Rayaldee results in earlier resolution of respiratory symptoms associated with COVID-19. Data from the trial and potential next steps in the development program for this indication will be reviewed with the FDA later this year.
We have also completed a Phase 4 clinical trial comparing Rayaldee with three common treatment regimens for SHPT in adults with stage 3 or stage 4 CKD and vitamin D insufficiency. Preliminary results indicate that a daily dose of 60 micrograms of Rayaldee is the only one of four treatment regimens that reliably raises serum total 25-hydroxyvitamin D to the range of 50-100 mg/ml level required to effectively suppress elevated plasma parathyroid hormone levels in CKD patients. We presented interim results in an abstract titled “Comparison of Extended-Release Calcifediol (ERC), Immediate-Release Calcifediol, Cholecalciferol, and Paricalcitol for Treating Secondary Hyperparathyroidism (SHPT) in CKD” at the American Society of Nephrology’s Kidney Week Annual Meeting in October 2020.
We believe the CKD patient population is large and growing as a result of obesity, hypertension and diabetes; therefore this patient population represents a significant global market opportunity. According to the U.S. Renal Data System, CKD afflicts over 37 million people in the U.S., including more than 18 million patients with stage 3 or 4 CKD. In stage 5 CKD, kidney function is minimal to absent and most patients require regular dialysis or a kidney transplant for survival. An estimated 71-97% of CKD patients have vitamin D insufficiency which can lead to SHPT and its debilitating consequences. CKD continues to be associated with poor outcomes, reflecting the inadequacies of the current standard of care. We intend to develop and commercialize Rayaldee to constitute part of the foundation for a new and markedly improved standard of care for CKD patients having SHPT and/or hyperphosphatemia.
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
On September 14, 2021, we and LeaderMed Health Group Limited (“LeaderMed”), a pharmaceutical development company with operations based in Asia, announced the formation of a joint venture under which we granted the joint venture exclusive rights to develop, manufacture and commercialize (a) OPK88003, an oxyntomodulin analog being developed for the treatment of obesity and diabetes, and (b) Factor VIIa-CTP, a novel long-acting coagulation factor being developed to treat hemophilia, in exchange for a 47% ownership interest in the joint venture. In addition, we have received an upfront payment of $1 million and will be reimbursed for clinical trial material and technical support it provides the joint venture.
LeaderMed will be responsible for funding the joint venture’s operations, development and commercialization efforts and will, with its syndicate partners, initially invest $11 million in exchange for a 53% ownership interest in the joint venture. We retain full rights to oxyntomodulin and Factor VIIa-CTP in all other geographies.
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
Somatrogon (hGH-CTP)
Our lead product candidate utilizing CTP, Somatrogon (hGH-CTP), is a recombinant human growth hormone product under development for the treatment of growth hormone deficiency (“GHD”), which is a pituitary disorder resulting in short stature in children and other physical ailments in both children and adults.
In December 2014, we entered into an exclusive worldwide agreement with Pfizer (the “Pfizer Transaction”) for the development and commercialization of hGH-CTP for the treatment of GHD in adults (“Adult GHD”) and in children (“Pediatric GHD”), as well as for the treatment of growth failure in children born small for gestational age (“SGA”). In connection with the Pfizer Transaction, we granted Pfizer an exclusive license to commercialize hGH-CTP worldwide, and we received non-refundable and non-creditable upfront payments aggregating $295 million and are eligible to receive up to an additional $275 million upon the achievement of certain regulatory milestones. Upon the launch of hGH-CTP we are entitled to either regional, tiered gross profit sharing for both hGH-CTP and Pfizer’s Genotropin® once certain necessary pricing approvals are obtained, or tiered royalty payments on sales of Somatrogon with percentage rates ranging from the high teens to mid-twenties until such necessary pricing approval are obtained.
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

We submitted the initial Biologics License Application (“BLA”) with the FDA for approval of Somatrogon in the United States and Pfizer recently received a Complete Response Letter. Pfizer and OPKO are evaluating the FDA’s comments and will work with the agency to determine an appropriate path forward. Regulatory applications for Somatrogon have been submitted to several countries around the world for review. In February 2022, the European Commission granted marketing authorization in the European Union for Somatrogon under the brand name NGENLA® to treat children and adolescents from as young as 3 years of age with growth disturbance due to insufficient secretion of growth hormone. In January 2022, the Ministry of Health, Labour and Welfare in Japan approved NGENLA® (Somatrogon) for the long-term treatment of pediatric patients who have growth failure due to an inadequate secretion of endogenous growth hormone. In October 2021, Health Canada approved NGENLA® for the long-term treatment of pediatric patients who have growth hormone deficiency, and in November 2021, Australia’s Therapeutic Goods Administration approved NGENLA® for the long-term treatment of pediatric patients with growth disturbance due to insufficient secretion of growth hormone.

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
We also entered into a joint venture with LeaderMed on September 14, 2021, under which we granted the joint venture exclusive rights to develop, manufacture and commercialize (a) OPK88003, an oxyntomodulin analog being developed for the treatment of obesity and diabetes, and (b) Factor VIIa-CTP, a novel long-acting coagulation factor being developed to treat hemophilia.
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
In addition to development efforts using the CTP platform, we are also focused on broadening the approaches used to develop long acting therapies for once weekly therapies in rare diseases.
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
On July 6, 2021, we entered into an exclusive license agreement (the “CAMP4 Agreement”) with CAMP4 Therapeutics Corporation (“CAMP4”), pursuant to which we granted to CAMP4 an exclusive license to develop, manufacture, commercialize or improve therapeutics utilizing the AntagoNAT technology, which includes the molecule for the treatment of Dravet syndrome, together with any derivative or modification thereof (the “CAMP4 Licensed Compound”) and any pharmaceutical product that comprises or contains the CAMP4 Licensed Compound, alone or in combination with one or more other active ingredients (“CAMP4 Licensed Product”), worldwide. The CAMP4 Agreement grant covers human pharmaceutical, prophylactic, and therapeutic and certain diagnostic uses.

Commercial Operations
We may continue to leverage our global commercialization expertise to pursue acquisitions of commercial businesses that will both drive our growth and provide geographically diverse sales and distribution opportunities. During 2015, we acquired EirGen, a specialty pharmaceutical company based in Ireland. EirGen is focused on the development and commercial supply of high potency, high barrier to entry, pharmaceutical products. Through its facility in Waterford, Ireland, EirGen currently manufactures high potency pharmaceutical products and exports to over 50 countries. High potency drugs such as those used for cancer chemotherapy are typically unsuitable for manufacture in normal multi-product facilities due to cross contamination risks.
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
RESEARCH AND DEVELOPMENT EXPENSES

During the years ended December 31, 2021, 2020, and 2019, we incurred $76.9 million, $75.3 million, and $117.9 million, respectively, of research and development expenses related to our various product candidates. During the years ended December 31, 2021, 2020, and 2019, our research and development expenses primarily consisted of hGH-CTP and Rayaldee development programs.
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
Rayaldee
We have multiple U.S. patent families relating to Rayaldee. These patents are also filed in multiple countries worldwide. One patent family claims a sustained release oral dosage formulation and a method of treating 25-hydroxyvitamin D insufficiency or deficiency and will not expire until at least February 2027. A second patent family claims a method of administering 25-hydroxyvitamin D3 by controlled release, a formulation for controlled release of a vitamin D compound, a controlled release oral dosage formulation of a vitamin D compound and a method of treatment, and will not expire until at least April 2028. We also have additional patents and patent applications pending relating to the sustained release formulation and its use which will expire in 2034. The patents issued in the U.S. covering Rayaldee are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. OPKO and/or its affiliates have entered into exclusive license agreements with respect to Rayaldee patents in certain territories outside of North America with VFMCRP (Europe and many other countries throughout the rest of the world), and Nicoya Macau Limited (China). We intend to seek patent term extensions in those countries for which such protection is potentially available. We also continue to file and seek patent protection on various uses of extended release dosage forms of 25-hydroxyvitamin D3 and new formulations of this drug. EirGen’s patent publication US2021/0308151 disclosing and claiming the use of 25-hydroxyvitamin D3 and controlled release formulations thereof to treat SARS-CoV-2 infection was published on October 7, 2021.
Somatrogon (hGH-CTP)
The hGH-CTP line of patents, which is exclusively licensed to Pfizer, includes multiple U.S. patent families that cover modified human grown hormone (Somatrogon), uses of Somatrogon in adult and pediatric patient populations, and methods of making Somatrogon. Equivalent patents have also been filed in multiple countries around the world. One patent family covers certain CTP modified hGH polypeptides relating to growth hormones and their method of use and expires in February of 2027 (with the exception of two U.S. patents, namely US 8304386 and US 8097435, which expire in January 2028 and April 2027, respectively, due to Patent Term Adjustment for each). Additional U.S. patent applications are pending which cover Somatrogon formulations, methods of manufacture and pediatric dosing regimens and, if granted, would expire in 2033. Equivalent patents are granted in Europe and Japan and which expire in 2032 and 2034. A subset of cases in the patent estate covers cytokine-based polypeptides relating to human growth hormone treatment and will expire in February 2027 (in the U.S., these cases include registered patents 8,048,849; 8,426,166; 8,999,670; and 9,896,494, and no Patent Term Adjustment was issued). Multiple other U.S. patents cover Somatrogon and its uses or methods of making including U.S. Pat. Nos. 7,553,941; 8,450,269; 8,946,155; 10,351,615; and 11,197,915, where no Patent Term Adjustment was awarded by the USPTO. The equivalent foreign patents and applications are granted or pending in several major market countries and regions. In addition to the CTP patents and applications licensed to Pfizer, OPKO has multiple patent families covering similar biologicals with patents and applications pending in the U.S. and internationally. Patent term extensions will be sought in those countries where Somatrogon is approved.

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
LICENSES AND COLLABORATIVE RELATIONSHIPS
Our strategy is to develop a portfolio of product candidates through a combination of internal development, acquisition, and external partnerships. Collaborations are key to our strategy and we continue to build relationships and forge partnerships in various areas where unmet medical need and commercial opportunities exist. In October 2017, we entered into a license and development agreement with JT for the development and commercialization of Rayaldee in Japan for the treatment of SHPT in non-dialysis and dialysis patients with CKD. Immediately following JT’s termination of this Agreement in May 2021, VFMCRP entered into an agreement with OPKO pursuant to which VFMCRP assumed JT’s rights in Rayaldee in Japan. Under the VFMCRP Agreement, as amended from time to time, we have a license and collaboration agreement for the development and commercialization of Rayaldee in Europe, Canada, Australia, and certain other international markets for the treatment of SHPT in patients with CKD and vitamin D insufficiency. In June 2021, we entered into a license agreement with Nicoya to distribute and sell Rayaldee in China and certain other countries. In July 2021, we licensed out our AntagoNAT portfolio owned by CURNA, INC. to CAMP4. In September 2021, we also entered into specific arrangements with LeaderMed in certain countries in Asia with respect to OPK-88003 and Factor VIIa. In November 2021, EirGen licensed out Rayaldee patent estate to Progenetics Ltd. to distribute Rayaldee in Israel. In December 2014, we entered into the Pfizer Transaction for the development and commercialization of our long-acting hGH-CTP for the treatment of GHD in adults and children, as well as for the treatment of growth failure in children born small for gestational age. Previously, we (or entities we have acquired) have completed strategic licensing transactions with the President and Fellows of Harvard College, Academia Sinica, The Scripps Research Institute, TESARO, INEOS Healthcare, and Arctic Partners, among others.
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
We are aware of a number of pharmaceutical and biopharmaceutical companies that have commenced clinical studies of products or have successfully commercialized products addressing areas that we are targeting with our long acting hGH-CTP.  For example, several companies are developing sustained release or long-acting products for the treatment of GHD, and a number of companies currently market generic daily human growth hormone products for GHD.
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
Clinical Laboratory Operations
Our clinical laboratory operations are subject to regulations, which are designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. Laboratories must undergo on-site surveys at least every two years, which may be conducted by CMS under the CLIA program or by a private CMS approved accrediting agency. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. We are also subject to regulation of laboratory operations under state clinical laboratory laws. State clinical laboratory laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. Certain states, such as New York, California, Maryland, Pennsylvania, and Rhode Island, each require that we obtain licenses to test specimens from patients residing in those states and additional states may require similar licenses in the future. Only Washington and New York State are exempt under CLIA, as these states have established laboratory quality standards at least as stringent as CLIA’s. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations.
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
After completion of clinical trials of a new drug product, FDA and foreign regulatory authority marketing approval must be obtained. Assuming that the clinical data support the product’s safety and effectiveness for its intended use, a BLA or an NDA is submitted to the FDA for its review. Since the early 1990s, the FDA has managed a user fee program whereby sponsors of drug applications pay a fee to the agency and the agency commits to meeting a series of performance goals designed to reduce drug review times. Generally, it takes one to three years to obtain approval. If questions arise during the FDA review process, approval may take a significantly longer period of time. The testing and approval processes require substantial time and effort and we may not receive approval on a timely basis, if at all, or the approval that we receive may be for a narrower indication than we had originally sought, potentially undermining the commercial viability of the product. Even if regulatory approvals are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the U.S., we also will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary widely from country to country.
In addition to clinical trial rules, FDA imposes other requirements on applicants including obligations related to Good Manufacturing Practices (GMPs), proper labeling, and other issues related to manufacturing and marketing a drug.
Other than NGENLA (Somatrogon), which has been approved in the EU, Japan, Canada and Australia, Rayaldee is our only pharmaceutical product under development that has been approved for marketing in the U.S. or elsewhere. We may not be able to obtain regulatory approval for any of our other products under development in a timely manner, if at all. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested will delay or preclude us, or our licensees or marketing partners, from marketing our products, or limit the commercial use of our products, and thereby would have a material adverse effect on our business, financial condition, and results of operations. See “Risk Factors — The results of pre-clinical trials and previous clinical trials for our products may not be predictive of future results, and our current and planned clinical trials may not satisfy the requirements of the FDA or other non-U.S. regulatory authorities.”
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
Diagnostic Products
Certain of our diagnostic products in development are subject to regulation by the FDA and similar international health authorities. For these products, we have an obligation to adhere to the FDA’s cGMP regulations. Additionally, we are subject to periodic FDA inspections, quality control procedures, and other detailed validation procedures. If the FDA finds deficiencies in the validation of our manufacturing and quality control practices, it may impose restrictions on marketing these specific products until corrected.
Regulation by governmental authorities in the U.S. and other countries may be a significant factor in how we develop, test, produce and market our diagnostic test products. Diagnostic tests like ours may not fall squarely within the regulatory approval process for pharmaceutical or device products as described above, and the regulatory pathway is not as clear. Although the FDA regulates in vitro diagnostic devices, some laboratory companies have successfully commercialized diagnostic tests for various conditions and disease states without seeking clearance or approval for such tests through a 510(k) or PMA approval process. These tests are known as laboratory developed tests (“LDTs”) and are designed, manufactured, and used within a single laboratory that is certified under the CLIA. CLIA is a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for diagnostic, preventative or treatment purpose. Such LDT testing is currently under the purview of CMS and state agencies that provide oversight of the safe and effective use of LDTs. A large number of laboratory testing in the United States consists of LDTs.
However, the FDA has consistently asserted that it has the regulatory authority to regulate LDTs despite historically exercising enforcement discretion. In furtherance of that position, the FDA issued two draft guidance documents in October 2014: (1) Framework for Regulatory Oversight of Laboratory Developed Tests (the “Framework Guidance”); and (2) FDA Notification and Medical Device Reporting for Laboratory Developed Tests (the “Notification Guidance”), but has taken no action on the draft guidance. Rather, Congress is considering various legislation that, if enacted, could formalize an FDA oversight role for LDTs, including both the Verifying Accurate Leading-edge IVCT Development (VALID) Act, and the Verified Innovative Testing in American Laboratories (VITAL) Act. The FDA has informally indicated that it is giving Congress the opportunity to develop a legislative solution.
If enacted, legislation such as the VALID Act or the VITAL Act may have a materially adverse effect on the time, cost, and risk associated with the Company’s development and commercialization of LDTs for the U.S. market, and there can be no assurance that clearances or approvals sought by the Company will be granted and maintained. However, the FDA’s authority to regulate LDTs continues to be challenged, the proposed VALID Act and VITAL Act have faced opposition, and the regulatory situation remains fluid. The FDA has indicated that it will continue dialogue with the industry, and the timeline and process for action by Congress or the FDA is unknown. We will continue to monitor changes to all domestic and international LDT regulatory policy so as to ensure compliance with the current regulatory scheme.
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
MANUFACTURING AND QUALITY
Our current pharmaceutical manufacturing facilities are located in Waterford, Ireland, Guadalajara, Mexico, Nesher, Israel, and Banyoles, Spain. In addition to such facilities, we have entered into agreements with various third parties for the formulation and manufacture of our pharmaceutical clinical supplies. These suppliers and their manufacturing facilities must comply with FDA regulations, current good laboratory practices and current good manufacturing practices (“cGMPs”). We plan to continue to outsource the manufacturing and formulation of our clinical supplies.
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
SALES & MARKETING
Our diagnostics business includes BioReference’s almost 250-person sales and marketing team in the U.S. to drive growth and leverage new products. We have a highly specialized, field based 57-person sales and marketing team in the United States dedicated to the launch and commercialization of Rayaldee. We also have limited sales and marketing personnel in Ireland, Chile, Spain, Mexico and Israel.
HUMAN CAPITAL RESOURCES
Employees and Labor Relations

As of December 31, 2021, we had 5,767 full-time employees worldwide. With the exception of the employees of one of our subsidiaries, OPKO Spain, based in one of our factories in Spain, none of our employees are represented by a collective bargaining agreement. Overall, we consider our employee relations to be good.
Health and Safety
As a company in the healthcare industry, employee safety is a key focus of our leadership, communications, and training. We are required to comply with the College of American Pathologists and CLIA laboratory safety requirements in addition to OSHA regulations. With a clear leader in our EHS Manager, direction, standards of practice, training and auditing are consolidated and then disseminated to our managers, supervisors and all employees. We continually align our health and safety goals with those prescribed by applicable regulatory agencies and balance these goals with the needs of our employees. During the COVID-19 pandemic, we transitioned non-essential workers from the office to working from home, and we optimized our essential worker stations in our laboratories and other key process areas to provide for appropriate sanitation, social distancing and other appropriate measures to address the risks of the pandemic. Using guidance provided by the CDC and OSHA among other agencies, we worked to ensure proper personal protective equipment, spacing, workstation design and information support were available to our essential employees who continued working in our offices and facilities during the pandemic.
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
Talent Development
We recognize it is important that our employees are able to develop and grow their careers. We have a Head of Learning and Training whose responsibility is to enhance employee training and development as well as to ensure compliance while working in a collaborative environment. Our talent acquisition team is undergoing a transformation that is changing recruitment strategies to source from more diverse channels, which we anticipate will lead to more candidate hiring options, enhance our recruitment platform and eventually strengthen employee retention.
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
Available Information
We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. Information that we file with the Securities and Exchange Commission is available at the SEC’s web-site at www.sec.gov. We also make available free of charge on or through our web site, at www.opko.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the SEC. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.
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
BioReference’s COVID-19 testing volume has positively impacted our profitability, but we had, prior to 2020, incurred losses since our inception. We may not continue to generate substantial revenue from COVID-19 testing as vaccine use is adopted and infection rates decline, unless such decline is offset by significant revenue generation from our other income streams. We have historically generated only limited revenue from operations and we may not generate substantial revenue from the sale of proprietary pharmaceutical products or certain of our diagnostic products for some time, if at all. Other than NGENLA (Somatrogon), which has been approved in the EU, Japan, Canada and Australia, Rayaldee is our only pharmaceutical product that has been approved for marketing in the U.S. or elsewhere. We continue to incur substantial research and development and general and administrative expenses related to our operations including our pre-clinical development activities and clinical trials. We may incur losses from our operations in the future and these losses could increase as we continue our research activities and conduct development of, and seek regulatory approvals and clearances for, our product candidates, particularly if we are unable to generate or sustain profits and cash flow from sales of Rayaldee, NGENLA, or our operations at BioReference. If we are unable to generate or sustain profits and cash flow from our operations, our product candidates fail in clinical trials or do not gain regulatory approval or clearance, or if our approved products and product candidates do not achieve market acceptance, we may no longer be profitable. In particular, if we are unable to successfully commercialize Rayaldee or NGENLA, we may never generate substantial revenues from Rayaldee or NGENLA. If we are unable to obtain FDA approval for Somatrogon in the U.S., we will not be able to commercialize Somatrogon in the U.S. and will therefore not generate revenues from NGENLA in the U.S. In addition, if we are required by the FDA to perform studies in addition to those we currently anticipate, our expenses will increase beyond current expectations and the timing of any potential product approval may be delayed.
We may require additional funding, which may not be available to us on acceptable terms, or at all.
As of December 31, 2021, we had cash and cash equivalents of $134.7 million. Prior to 2020, we had not generated sustained positive cash flows sufficient to offset our operating and research and development expenses and our primary sources of cash has been from the public and private placement of stock, the issuance of convertible notes and credit facilities available to us. While we have generated significant cash from operations as a result of testing related to the COVID-19 pandemic, we are unable to predict how long the demand will continue for our COVID-19 related testing, whether pricing and reimbursement policies for testing will sustain, or whether further restrictions will be placed on elective procedures or if stay at home orders will be reinstated and accordingly, the sustainability of the cash flow is uncertain.
If we are unable to generate a sufficient amount of product and service revenue to finance our cash requirements for research, development and operations, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, or strategic collaborations. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business and other factors beyond our control, as well as our ability to comply with credit facilities and other loan requirements. The amended and restated credit agreement (the “A&R Credit Agreement”) with JPMorgan Chase Bank, N.A. (“CB”) governing our revolving credit facility with CB contains, and other agreements that govern our indebtedness may contain restrictive and financial covenants that impose restrictions on us and certain of our subsidiaries, including covenants that require us to maintain specified financial ratios. We have obtained waivers and/or amended our revolving credit facility with CB from time to time in the past to avoid a default under certain covenants, and our ability to comply with these financial covenants may be adversely affected in the future. Failure to comply with specified financial covenants and other requirements could result in an event of default under our A&R Credit Agreement and/or other lenders, which, if not cured or waived, could restrict us from utilizing the facility or accelerate any repayment obligations we may have under the facility and which could have a material adverse effect on our financial condition.
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
We rely on licensing agreements with Vifor, Nicoya, and international partners for the international development and marketing of Rayaldee. Failure to maintain these license agreements could prevent us from successfully developing and commercializing Rayaldee worldwide.
In May 2016, EirGen, our wholly-owned subsidiary, partnered with VFMCRP through a Development and License Agreement for the development and marketing of Rayaldee in Europe, Canada, Mexico, Australia, South Korea and certain other international markets. The license to VFMCRP potentially covers all therapeutic and prophylactic uses of the product in human patients, provided that initially the license is for the use of the product for the treatment or prevention of secondary hyperparathyroidism related to patients with stage 3 or 4 chronic kidney disease and vitamin D insufficiency/deficiency. Effective May 5, 2020, we entered into the VFMCRP Amendment, pursuant to which the parties agreed to exclude Mexico, South Korea, the Middle East and all of the countries of Africa from the VFMCRP Territory. In May 2021, we further amended the VFMCRP Agreement for VFMCRP to assume all the rights to Rayaldee in Japan that had been previously granted to JT. In addition, the parties agreed to certain amendments to the milestone structure and to reduce minimum royalties payable. As revised, the Company is eligible to receive up to $17 million in regulatory milestones and $210 million in milestone payments tied to launch, pricing and sales of Rayaldee, and tiered, double-digit royalties. The success of the Development and License Agreement with VFMCRP is dependent in part on, among other things, the skills, experience and efforts of VFMCRP’s employees responsible for the project, VFMCRP’s commitment to the arrangement, and the financial condition of VFMCRP, all of which are beyond our control. In the event that VFMCRP, for any reason, including but not limited to early termination of the agreement, fails to devote sufficient resources to successfully develop and market Rayaldee internationally, our ability to earn milestone payments or receive royalty payments would be adversely affected, which would have a material adverse effect on our financial condition and prospects.
In October 2017, we entered into a Development and License Agreement (the “JT Agreement”) with JT under which JT was granted the exclusive rights for the development and commercialization of Rayaldee in Japan. The JT Agreement was terminated in May 2021.
On June 18, 2021, EirGen and Nicoya entered into the Nicoya Agreement granting Nicoya the exclusive rights for the development and commercialization of (the Nicoya Product in the Nicoya Territory. The license grant to Nicoya covers the therapeutic and preventative use of the Nicoya Product for SHPT in non-dialysis and hemodialysis chronic kidney disease patients. EirGen received an initial upfront payment of $5 million and is eligible to receive an additional $5 million upon the first to occur of (A) a predetermined milestone and (B) the first anniversary of the effective date. EirGen is also eligible to receive up to an additional aggregate amount of $115 million upon the achievement of certain development, regulatory and sales-based milestones by Nicoya for the Nicoya Product in the Nicoya Territory. EirGen will also receive tiered, double digit royalty payments at rates in the low double digits on net product sales within the Nicoya Territory and in the Nicoya Field. Nicoya will, at its sole cost and expense, be responsible for performing all development activities necessary to obtain all regulatory approvals for the Nicoya Product in the Nicoya Territory and for all commercial activities pertaining to the Nicoya Product in the Nicoya Territory. The success of the Nicoya Agreement is dependent in part on, Nicoya’s commitment to the product and our collaboration, as well as the experience of its employees, all of which are beyond our control.
Our exclusive worldwide agreement with Pfizer is important to our business. If we do not successfully develop Somatrogon (hGH- CTP)and/or Pfizer does not successfully commercialize Somatrogon (hGH-CTP ), our business could be adversely affected.
In December 2014, we entered into a development and commercialization agreement with Pfizer relating to our long-acting hGH- CTP for the treatment of GHD in adults and children (the “Pfizer Agreement”). Under the Pfizer Agreement, we are eligible to receive up to $275 million upon the achievement of certain regulatory milestones. Upon the launch of Somatrogon (hGH-CTP) for pediatric GHD, we are eligible to receive a regional, tiered gross profit share based upon sales of both Somatrogon and Pfizer’s Genotropin® (somatropin). We are responsible for the development program and are obligated to pay for the development up to an agreed cap, which has been exceeded. In May 2020, we entered into an Amended and Restated Development and Commercialization License Agreement (the “Restated Pfizer Agreement”) with Pfizer, effective January 1, 2020, pursuant to which the parties agreed, among other things, to share all costs for Manufacturing Activities, as defined in the Restated Pfizer Agreement, for developing a licensed product for the three indications included in the Agreement. While hGH-CTP has been approved in the EU, Japan, Canada and Australia under the name NGENLA, Pfizer received a Complete Response Letter from the FDA in January 2022 in response to the BLA we and Pfizer submitted in 2020. We and Pfizer are evaluating the FDA’s comments and will work with the agency to determine an appropriate path forward. In the event that the parties are able to obtain regulatory approvals to market a product covered by the Pfizer Agreement, we will be substantially dependent on Pfizer for the successful commercialization of such product. The success of the collaboration arrangement with Pfizer is dependent in part on, among other things, the skills, experience and efforts of Pfizer’s employees responsible for the project and Pfizer’s commitment to the arrangement. The Pfizer Agreement is terminable for any reason by Pfizer upon ninety days written notice to OPKO. In the event that Pfizer terminates the Agreement or fails to devote sufficient resources to successfully develop and commercialize any product resulting from the collaboration arrangement, our ability to earn milestone payments or receive royalty or profit sharing payments would be adversely affected, which would have a material adverse effect on our financial condition and prospects and the trading prices of our securities.
Our business is substantially dependent on our ability to achieve regulatory approval for the marketing of Somatrogon (hGH-CTP) in pediatric and adult patients and the commercial success of this product.
On October 21, 2019, we and Pfizer announced that the global phase 3 trial evaluating hGH-CTP (Somatrogon) dosed once-weekly in pre-pubertal children with GHD met its primary endpoint of non-inferiority to daily Genotropin® (somatropin) for injection, as measured by annual height velocity at 12 months. In addition, change in height standard deviation scores at six and 12 months, key secondary endpoints, were higher in the hGH-CTP dosed once-weekly cohort in comparison to the Genotropin® (somatropin) dosed once-daily cohort. hGH-CTP was generally well tolerated in this study and comparable to Genotropin® (somatropin) dosed once-daily with respect to the types, numbers and severity of the adverse events observed between the treatment arms. Although the primary endpoint and key secondary endpoints were met and the safety profile for hGH-CTP was consistent with that observed with those treated with Genotropin® (somatropin), further testing and analysis, other clinical trials or patient use may undermine those determinations or unexpected side effects may arise. We previously announced topline data from an earlier phase 3, double blind, placebo controlled study of hGH-CTP in adults with GHD. Although there was no statistically significant difference between hGH-CTP and placebo on the primary endpoint of change in trunk fat mass from baseline to 26 weeks, after unblinding the study, we identified an exceptional value of trunk fat mass reduction in the placebo group that may have affected the primary outcome. We completed post-hoc sensitivity analyses for the adult study to evaluate the influence of outliers on the primary endpoint results using multiple statistical approaches. Analyses that excluded outliers showed a statistically significant difference between hGH-CTP and placebo on the change in trunk fat mass. Additional analyses that did not exclude outliers showed mixed results. There can be no assurance that the FDA or regulatory agencies in other countries will consider the sensitivity analysis or consider the product for approval for adults with GHD.
In January 2021, we and Pfizer announced that the FDA had accepted for filing the BLA submission for the pediatric indication which was submitted in October 2020. In January 2022, Pfizer received a Complete Response Letter with respect to the pediatric indication. Pfizer and the Company are evaluating the best path forward for hGH-CTP in the U.S. but there can be no assurances that we will receive an approval for hGH-CTP for the treatment of pediatric GHD by the FDA.
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
Japan’s Ministry of Health, Labour and Welfare approved NGENLA (Somatrogon) for the long-term treatment of pediatric patients who have growth failure due to an inadequate secretion of endogenous growth hormone. In October 2021, Health Canada approved NGENLA for the long-term treatment of pediatric patients who have GHD, and Australia’s Therapeutic Goods Administration (TGA) approved NGENLA for the long-term treatment of pediatric patients with growth disturbance. NGENLA may fail to be successfully commercialized in these territories which would adversely impact our anticipated milestone payments under the Restated Pfizer Agreement and negatively affect our business, financial condition and results of operations.
Protein therapeutics have the potential to cause an immune or antibody response in patients.
Antibodies may be transient or persistent and can have no effect or can neutralize the therapeutic effect of the protein. Antibodies that neutralize the activity of a therapeutic protein are known as neutralizing antibodies. As previously reported, low titers of anti-hGH-CTP non-neutralizing antibodies were noted over a four year period in 17 subjects, or approximately 35% of the subjects, in our phase 2 open label extension study in children with GHD. The low titer non-neutralizing antibodies did not affect growth parameters or IGF-1 levels in the patients. Immunogenicity testing and analysis for our phase 3 study is ongoing, and we expect that the full results of the study will be submitted for presentation at a future scientific meeting. The FDA reviews information on immune responses observed during clinical studies and the implications on safety and efficacy and could request additional studies or analyses of hGH-CTP or could decline to approve hGH-CTP for the indications we seek. Any of these occurrences could have a material adverse impact on our business, results of operation and financial condition.

Consistent with the potentially immunogenic properties of protein and peptide pharmaceuticals, patients treated with NGENLA may develop antibodies to somatrogon. Antibodies may be transient or persistant and can have no effect or can neutralize the therapeutic effect of the protein. The detection of antibody formation is highly dependent on the sensitivity and specificity of the assay. Additionally, the observed incidence of antibody (including neutralizing antibody) positivity in an assay may be influenced by several factors including assay methodology, sample handling, timing of sample collection, concomitant medications, and underlying disease. For these reasons, comparison of the incidence of antibodies to Somatrogon in the studies described below with the incidence of antibodies in other studies or to other products may be misleading.

Our business is dependent on our ability to develop, launch and generate revenue from our diagnostic products.
Our business is dependent on our ability to successfully commercialize our diagnostic products. We are committing significant resources to the development and commercialization of these products, and there is no guarantee that we will be able to successfully commercialize these tests. We have limited experience in developing, manufacturing, selling, marketing and distributing innovative diagnostic tests. If we are not able to successfully develop, market or sell diagnostic tests we develop for any reason, including the failure to obtain any required regulatory approvals, or obtain favorable reimbursement, we will not generate any meaningful revenue from the sale of such tests.
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
If we were unable to receive reimbursement under a governmental payor program, a substantial portion of our consolidated revenues would be lost, which would adversely affect our results of operations and financial condition. In addition, if a federal government shutdown were to occur for a prolonged period of time, federal government payment obligations, including its obligations under Medicaid and Medicare, may be delayed. Similarly, if state government shutdowns were to occur, state payment obligations may be delayed. If the federal or state governments fail to make payments under these programs on a timely basis, our business could suffer, and our financial position, results of operations or cash flows may be materially affected.

As we evolve from a company primarily involved in development to a company also involved in commercialization of our pharmaceutical and diagnostic products, as well as our laboratory testing services, we may encounter difficulties in managing our growth and expanding our operations successfully.
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
Business combinations may disrupt our business, distract our management, may not proceed as planned, and may also increase the risk of potential third party claims and litigation.
One aspect of our business strategy calls for acquisitions of businesses and assets that complement or expand our current business and potential disposition of assets and businesses that may no longer help us meet our objectives, which may present greater risks for us than those faced by peer companies that do not consider acquisitions or dispositions as a part of their business strategy. We may not be able to identify attractive acquisition opportunities or, when we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, or at all. Even if we do identify attractive opportunities, we or the buyer may not be able to complete the acquisition due to financing or other market constraints. If we acquire an additional business, we could have difficulty integrating its operations, systems, management and other personnel and technology with our own. There may also be unasserted claims or assessments that we failed or were unable to discover or identify in the course of performing due diligence investigations of target businesses, resulting in a loss of value. Dispositions may increase our exposure to third parties claims or litigation that may require expenditure of additional resources or negatively affect the successful outcome of the disposition. Dispositions may also involve continued financial involvement in the divested business, such as through guarantees, indemnities or other financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside of our control could affect our future financial results. Moreover, seeking acquisition and divestiture opportunities and evaluating and completing them require significant investment of time and resources, may disrupt the Company’s business and distract management’s attention from day-to-day business operations.
We may fail to realize the anticipated benefits of the sale of GeneDx and we could recognize an impairment charge in the future, depending on Sema4’s stock price when the transaction closes.

In January 2022, Sema4 and OPKO announced they have signed the GeneDx Merger Agreement, pursuant to which Sema4 will acquire GeneDx for an upfront payment of $150 million in cash, together with 80.0 million shares of Sema4 Common Stock, subject to a customary purchase price adjustment mechanism. Additionally, Sema4 agreed to pay OPKO up to an additional $150.0 million, which may be paid in Sema4 Common Stock, cash or a combination thereof in Sema4’s discretion, subject to GeneDx achieving certain revenue targets for the fiscal years ending December 31, 2022 and 2023. Based on the closing stock price of Sema4 Common Stock as of January 14, 2022, the total upfront consideration is approximately $473 million, and the total aggregate consideration including potential milestones is approximately $623 million. If GeneDx is not able to successfully achieve its growth objectives, some of the anticipated benefits of the sale may not be realized fully.

As of December 31, 2021, GeneDx met the held-for-sale accounting criteria and the related assets and liabilities are classified as held for sale in the consolidated balance sheet. Depending upon the value Sema4 shares upon closing of the transaction, an impairment charge may be incurred.

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
The research, testing, manufacturing, labeling, approval, selling, marketing, and distribution of drug products, diagnostic products, or medical devices are subject to extensive regulation by the FDA and other non-U.S. regulatory authorities, which regulations differ from country to country. In general, we are not permitted to market our product candidates in the U.S. until we receive approval of a BLA, an approval of an NDA, a clearance letter under the premarket notification process, or 510(k) process, or an approval of a PMA from the FDA. To date, we have only submitted one NDA which was approved in June 2016, and one BLA which was approved for filing in January 2021. We have received FDA approval of the PMA for our Sangia Total PSA Test using the Claros Analyzer, a novel diagnostic instrument system to provide rapid, high performance blood test results in the point-of-care setting, in January 2019 and, in December 2021, for our 4Kscore test for use in men age 45 and older who have not had a prior prostate biopsy or are biopsy negative and have an age-specific abnormal total PSA and/or abnormal digital rectal exam, but we have not received marketing approval or clearance for any of our other diagnostic product candidates. In response to the BLA we submitted for Somatrogon Pfizer received a Complete Response Letter, which we and Pfizer are reviewing to determine the best path forward for Somatrogon. Obtaining approval of a NDA or PMA can be a lengthy, expensive, and uncertain process. With respect to medical devices, while the FDA reviews and clears a premarket notification in as little as three months, there is no guarantee that our products will qualify for this more expeditious regulatory process, which is reserved for Class I and II devices, nor is there any assurance that even if a device is reviewed under the 510(k) process that the FDA will review it expeditiously or determine that the device is substantially equivalent to a lawfully marketed non-PMA device. If the FDA fails to make this finding, then we cannot market the device. In lieu of acting on a premarket notification, the FDA may seek additional information or additional data which would further delay our ability to market the product. Furthermore, we are not permitted to make changes to a device approved through the PMA or 510(k) which affects the safety or efficacy of the device without first submitting a supplement application to the PMA and obtaining FDA approval or cleared premarket notification for that supplement. In some cases, the FDA may require clinical trials to support a supplement application. In addition, failure to comply with FDA, non-U.S. regulatory authorities, or other applicable U.S. and non-U.S. regulatory requirements may, either before or after product approval or clearance, if any, subject our company to administrative or judicially imposed sanctions, including, but not limited to the following:
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
If we fail to comply with existing or future applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate our laboratories and our ability to participate in federal and state healthcare programs. Different interpretations and enforcement policies of existing statutes and regulations applicable to our business could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. Under the False Claims Act (“FCA”), whistleblower or qui tam provisions allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically and we may be subject to such suits. Violations of the FCA could result in enormous economic liability and could have a material impact on us. As a result of political, economic, and regulatory influences, the healthcare delivery industry in the U.S. is under intense scrutiny and subject to fundamental changes. We cannot predict which reform proposals will be adopted, when they may be adopted, or what impact they may have on us. The costs associated with complying with federal and state regulations could be significant and the failure to comply with any such legal requirements could have a material adverse effect on our financial condition, results of operations, and liquidity.

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
We may also be required to comply with the data privacy and security laws of other countries in which we operate or from which we receive data transfers, including the General Data Protection Regulation (GDPR), which affects our European operations and possibly our laboratory and clinical development operations. The GDPR, which is wide-ranging in scope, governs the collection and use of personal data in the European Union and imposes operational requirements for companies that receive or process personal data of residents of the European Union that are different than those currently in place in the European Union. We have implemented policies and procedures required to comply with the new EU regulations but may be subject for penalties if we are found to be non-compliant.
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
Our failure to comply with applicable laws and regulations could result in our inability to receive payment for our services or result in attempts by third-party payors, such as Medicare and Medicaid, to recover payments from us that have already been made. Submission of claims in violation of certain statutory or regulatory requirements can result in penalties, including substantial civil money penalties for each item or service billed to Medicare in violation of the legal requirement, and exclusion from participation in Medicare and Medicaid. Government authorities may also assert that violations of laws and regulations related to submission or causing the submission of claims violate the FCA or other laws related to fraud and abuse, including submission of claims for services that were not medically necessary. Under the FCA, whistleblower or qui tam provisions allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically and we may be subject to such suits. Violations of the FCA could result in enormous economic liability. The FCA provides that all damages are trebled, and each false claim submitted is subject to a penalty of up to $21,916. For example, we could be subject to FCA liability if it was determined that the services we provided were not medically necessary and not reimbursable, particularly if it were asserted that we contributed to the physician’s referrals of unnecessary services to us. It is also possible that the government could attempt to hold us liable under fraud and abuse laws for improper claims submitted by an entity for services that we performed if we were found to have knowingly participated in the arrangement that resulted in submission of the improper claims.
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
Third party payors are increasingly challenging established prices, and new products that are more expensive than existing treatments may have difficulty finding ready acceptance unless there is a clear therapeutic benefit. On April 1, 2014, the PAMA was enacted into law. Under PAMA, Medicare payment for clinical diagnostic laboratory tests is established by calculating a weighted mean of private payor rates. Effective January 1, 2018, clinical laboratory fee schedule rates are based on weighted median private payor rates as required by PAMA. Even though the permitted annual decrease are capped through 2023, the cap does not apply to new tests or new advanced diagnostic tests. We cannot assure you that any of our products will be considered cost effective, or that reimbursement will be available or sufficient to allow us to sell them competitively and profitably.
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
We are subject to the FCPA and other laws that prohibit U.S. companies or their agents and employees from providing anything of value to a foreign official or political party for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. We have operations and agreements with third parties and we generate sales internationally. Our international activities create the risk of unauthorized and illegal payments or offers of payments by our employees, consultants, sales agents or distributors, even though they may not always be subject to our control. We discourage these practices by our employees and agents. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Any failure by us to adopt appropriate compliance procedures and ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial penalties or restrictions on our ability to conduct business in certain foreign jurisdictions.
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
We have a large amount of goodwill and other intangible assets and we are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At December 31, 2021, we have goodwill and other intangible assets of $1.4 billion. Goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Examples of qualitative factors include our share price, our financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test previously performed.
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
We submitted the initial BLA with the FDA for approval of Somatrogon (hGH-CTP) in the U.S. and Pfizer received a Complete Response Letter in January 2022. Pfizer and OPKO are evaluating the FDA’s comments and will work with the agency to determine the best path forward for Somatrogon in the United States. If we are unable to successfully commercialize Somatrogon in the U.S., or changes in projections and assumptions negatively impact our forecast of net cash flows, we may be exposed to a material impairment charge related to the IPR&D for Somatrogon.
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
As of February 15, 2022, our directors, executive officers, principal stockholders and affiliated entities beneficially owned, in the aggregate, approximately 40% of our outstanding voting securities. Phillip Frost, M.D., our Chairman and CEO, is deemed to beneficially own, in the aggregate, approximately 33.9% of our Common Stock as of February 15, 2022. As a result, Dr. Frost, acting with other members of management, would have the ability to significantly impact the election of our Board of Directors, the adoption or amendment of provisions in our Certificate of Incorporation, the approval of mergers and other significant corporate transactions and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which holders of our securities might otherwise recover a premium for their securities over current market prices.
A significant short position in our stock could have a substantial impact on the trading price of our stock.
Historically, there has been a significant “short” position in our Common Stock. As of January 31, 2022, investors held a short position of approximately 43,130,061 million shares of our Common Stock which represented approximately 6.3% of our outstanding Common Stock. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our Common Stock could cause our stock price to decline. Such stock price decrease could encourage further short-sales that could place additional downward pressure on our stock price. This could lead to further increases in the already large short position in our Common Stock and cause volatility in our stock price.
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
The table below summarizes certain information as to our significant physical properties as of December 31, 2021:

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
As previously disclosed, on September 7, 2018, the SEC filed a lawsuit in the Southern District of New York (the “SEC Complaint” or “SEC Lawsuit”) against a number of individuals and entities, including the Company and its CEO and Chairman, Phillip Frost (“Dr. Frost”), alleging violations of securities laws. The Company entered into a settlement agreement with the SEC on December 27, 2018, pursuant to which, without admitting or denying any of the allegations of the SEC Complaint, the Company is enjoined from violating Section 13(d) of the Exchange Act and paid a $100,000 penalty.
Following the SEC’s announcement of the SEC Complaint, a number of class actions and derivative suits were filed concerning the allegations in the SEC Complaint and related matters. On June 26, 2020, The Amitim Funds, the lead plaintiff in the class action lawsuits filed a Stipulation of Settlement in the Southern District of Florida of behalf of itself and the remainder of the class, which provided for the settlement of and release of the class action claims for an aggregate of $16.5 million, a significant portion of which was paid into escrow by our insurance carriers. The settlement was approved on December 15, 2020. Additional information on the class action lawsuits is provided below.
On November 2, 2020, the derivative suit was settled in the Delaware Chancery Court for an aggregate amount of $3.1 million (the “Settlement”). Several derivative lawsuits that were filed in Florida State and federal courts were stayed pending the resolution of the Delaware derivative action and all of those matters have now been dismissed. Specific information relating to each lawsuit was previously disclosed and is provided below.
On or about September 12, 2018, Jason Kerznowski (“Kerznowski”), a purported stockholder, filed a putative class action lawsuit in the United States District Court for the District of New Jersey against the Company and certain of its current and former executive officers (the “Kerznowski Lawsuit”). This lawsuit was brought by Kerznowski both individually and on behalf of a putative class of the Company’s stockholders, claiming that in connection with the facts and circumstances underlying the allegations in the SEC Complaint, the Company engaged in fraudulent conduct and made false and misleading statements of material fact or omitted to state material facts necessary to make the statements made not misleading. The Kerznowski Lawsuit sought to declare the action to be a class action and certify Kerznowski as the class representative, monetary damages, an award of reasonable attorneys’ fees, expert fees, and other costs, and such other relief as the Court may deem just and proper.

On or about September 14, 2018, Charles Steinberg (“Steinberg”), a purported stockholder, filed a putative class action lawsuit in the United States District Court for the Southern District of Florida against the Company and certain of its current and former executive officers (the “Steinberg Lawsuit”). This lawsuit was brought by Steinberg both individually and on behalf of a putative class of the Company’s stockholders claiming that in connection with the facts and circumstances underlying the allegations in the SEC Complaint, the Company engaged in fraudulent conduct and made false and misleading statements of material fact or omitted to state material facts necessary to make the statements made not misleading. The Steinberg Lawsuit sought to declare the action to be a class action, monetary damages, an award of reasonable attorneys’ fees and expert fees and other costs, and such additional or different relief as the interests of law or equity may require.
On February 4, 2019, the United States District Court for the District of New Jersey appointed the Amitim Funds as lead plaintiff in the Kerznowski Lawsuit and subsequently transferred the matter to the United States District Court for the Southern District of Florida. Amitim Funds was also appointed as lead plaintiff in the Steinberg Lawsuit. On May 3, 2019, plaintiffs in each of the Kerznowski Lawsuit and Steinberg Lawsuit, filed an identical consolidated class action complaint, and the Court consolidated these actions on May 8, 2019. The class action was settled on December 15, 2020 for $16.5 million.
On or about September 13, 2018, Idan Sharon filed an Application for Approval of a Class Action in the Tel Aviv Israel District Court against the Company and certain of its current and former executive officers, and certain members of its Board of Directors (the “Sharon Claim”). This application was filed by a purported stockholder, both individually and on behalf of a putative class of the Company’s stockholders, claiming that in connection with the facts and circumstances underlying the allegations in the SEC Complaint, the Company engaged in fraudulent conduct and made false and misleading statements of material fact or omitted to state material facts necessary to make the statements made not misleading. The Sharon Claim sought both to declare the action a class action and monetary damages. The Court closed this case pending resolution of the U.S.-based class actions relating to the allegations in the SEC Complaint. The U.S. class action lawsuit was settled, and the damages granted in that settlement are for both NASDAQ and TASE class members (the “ Sharon Settlement Agreement”), Sharon filed a motion and request that the Court order the TASE to provide the information required to allow distribution of payment to TASE class members, in accordance with the Sharon Settlement Agreement.
On or about September 16, 2018, Dalia Avraham filed an Application for Approval of a Class Action in the Tel Aviv Israel District Court against the Company and Dr. Frost. This application was filed by a purported stockholder, both individually and on behalf of a putative class of the Company’s stockholders (the “Avraham Claim”). The Avraham Claim alleged a negligent and/or deliberate act related to the trade of the Company’s shares on the Tel Aviv Stock Exchange (“TASE”) which was intended to or which in fact caused damage to the Company’s investors based on the Company’s decision to delist from TASE in April 2018 and its subsequent decision to continue to be listed on TASE. The Avraham Claim sought to declare the action to be a class action and an estimated NIS 20 million (approximately USD $6.1 million) in damages. On June 24, 2021, the Court granted the parties' joint motion to withdraw and dismissed the case, subject to the payment of NIS 45,000 (approximately USD $14,200) to the plaintiff's counsel and certain other minor payments, which the Company has paid.
On October 2, 2018 Andy Yu (“Yu”), a purported stockholder, filed a shareholder derivative complaint in the United States District Court for the Southern District of Florida against the Company as a nominal defendant, certain of the Company’s current and former executive officers, certain current and former members of its Board of Directors, and Frost Gamma Investments Trust (the “Yu Lawsuit”). The Yu Lawsuit alleged violations of the federal securities laws based on alleged false and misleading statements of material fact or omissions, breach of fiduciary duty based on the allegations raised by the SEC in the SEC Complaint, and unjust enrichment. The Yu Lawsuit sought to direct the Company to improve its corporate governance and internal procedures, monetary damages, restitution, an award of reasonable attorneys’ fees and expert fees and other costs, and any other relief the Court might have deemed just and proper. Following the Settlement, the Yu Lawsuit was dismissed with prejudice on January 13, 2021.
On October 31, 2018, Lisette Demetriades (“Demetriades”), a purported stockholder, filed a shareholder derivative complaint in the United States District Court for the Southern District of Florida against the Company as a nominal defendant, certain of the Company’s current and former executive officers, certain current and former members of its Board of Directors, and Frost Gamma Investment Trust (the “Demetriades Lawsuit”). The Demetriades Lawsuit alleged violations of the federal securities laws based on alleged false and misleading statements of material fact or omissions, breach of fiduciary duty based on the allegations raised by the SEC in the SEC Complaint, and unjust enrichment. Demetriades sought to direct the Company to improve its corporate governance and internal procedures, monetary damages, restitution, an award of reasonable attorneys’ fees and expert fees and other costs, and any other relief the Court might have deemed just and proper. Following the Settlement, a Joint Stipulation for Dismissal with Prejudice was filed on January 5, 2021 and the Demetriades Lawsuit was dismissed.
On September 27, 2018, Frank Lipsius (“Lipsius”), a purported stockholder, filed a shareholder derivative complaint in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida against the Company as a nominal defendant, certain of the Company’s current and former executive officers, and members of its Board of Directors (the “Lipsius Lawsuit”). This lawsuit was brought by Lipsius and alleged breach of fiduciary duty against the officers and directors named therein, based on the allegations raised by the SEC in the SEC Lawsuit that the Company made misleading statements, and based on a purported failure to maintain proper internal controls. Lipsius sought to direct the Company to improve its corporate governance and internal procedures, monetary damages, restitution, an award of reasonable attorneys’ fees and expert fees and other costs, and any other relief the Court might have deemed just and proper. Following the Settlement, a Joint Stipulation for Dismissal with Prejudice was filed on December 18, 2020 and the Lipsius Lawsuit was dismissed.
On or about November 2, 2018, Louis T. Alexander (“Alexander”), a purported stockholder, filed a shareholder derivative complaint in the Circuit Court of the Eleventh Judicial Circuit of Florida serving Miami-Dade County against the Company, as a nominal defendant, Dr. Frost, certain current and former members of the Company’s Board of Directors and executive officers (the “Alexander Lawsuit”). This lawsuit alleged breach of fiduciary duty against the officers and directors named therein, based on the allegations raised by the SEC in the SEC Lawsuit that the Company made misleading statements, and based on a purported failure to maintain proper internal controls. The Alexander Lawsuit sought to direct the Company to improve its corporate governance and internal procedures, monetary damages, restitution, an award of reasonable attorneys’ fees, and experts’ fees, and other costs, and any other relief the Court might have deemed just and proper. Following the Settlement, a Joint Stipulation for Dismissal with Prejudice was filed on December 21, 2020 and the Alexander Lawsuit was dismissed.
On November 14, 2018, Sammy Lee (“Lee”), a purported stockholder, filed a shareholder derivative complaint in the United States District Court for the Southern District of Florida against the Company as a nominal defendant, Dr. Frost, Frost Gamma Investments Trust, an entity controlled by Dr. Frost, and certain of the Company’s current and former executive officers, and current and former members of its Board of Directors (the “Lee Lawsuit”). The Lee Lawsuit alleged violations of the federal securities laws based on alleged false and misleading statements of material fact or omissions, breach of fiduciary duty based on the allegations raised by the SEC in the SEC Complaint, and unjust enrichment. Lee sought to direct the Company to improve its corporate governance and internal procedures, monetary damages, restitution, an award of reasonable attorneys’ fees and expert fees and other costs, and any other relief as Court might have deemed just and proper. The action was dismissed sua sponte by the Judge for failure to state a claim. An amended complaint was filed on November 30, 2018. Following the Settlement, a Joint Stipulation for Dismissal with Prejudice was filed and the Lee Lawsuit was dismissed on January 11, 2021.
On December 17, 2018, Thaddeus R. Sobieski and Donnis W. King, purported stockholders of the Company, filed a shareholder derivative complaint in the United States District Court for the Southern District of Florida against the Company as a nominal defendant, Dr. Frost, Frost Gamma Investments Trust, and certain of the Company’s current and former executive officers, and current and former members of its Board of Directors (the “Sobieski King Lawsuit”). The Sobieski King Lawsuit alleged breach of fiduciary duty based on the allegations raised by the SEC in the SEC Complaint, violations of the federal securities laws based on alleged false and misleading statements of material fact or omissions, unjust enrichment, and waste of corporate assets. The lawsuit sought to declare that the action was a proper derivative action, a declaration that defendants breached their fiduciary duties, monetary damages, current and former directors to remit all salaries and other compensation received during the period of alleged breach of fiduciary duties, to have the Company improve its corporate governance and internal procedures, an award of pre-judgement and post- judgement interest, reasonable attorneys’ fees, experts’ fees, costs and expenses, and any other relief the Court might have deemed just and proper. Following the Settlement, the Sobieski King Lawsuit was dismissed with prejudice on January 7, 2021.
On December 31, 2018, Connie Wendt (“Wendt”), a purported stockholder, filed a shareholder derivative complaint in the United States District Court for the Southern District of Florida against the Company as a nominal defendant, certain of its current and former executive officers, certain current and former members of its Board of Directors, Frost Gamma Investments Trust, and certain other individuals and an entity named in the SEC Complaint (the “Wendt Lawsuit”). The Wendt Lawsuit alleged breach of fiduciary duty based on the allegations raised by the SEC in the SEC Complaint, breach of duty of loyalty, breach of fiduciary duty for insider selling and misappropriation of information, unjust enrichment, and violations of the federal securities laws, and sought a declaration that each of the Company’s named officers and directors breached their fiduciary duties to the Company, monetary damages, disgorgement of alleged profits, an award of costs and disbursements including reasonable attorneys’ fees, accountants’ and experts’ fees and costs and expenses, and any other relief the Court might have deemed just and proper. Following the Settlement, the Wendt Lawsuit was dismissed with prejudice on December 18, 2020.
On January 28, 2019, Robert Davydov (“Davydov”), a purported stockholder, filed a shareholder derivative complaint in the Circuit Court of the Eleventh Judicial Circuit of Florida serving Miami-Dade County against the Company as a nominal defendant and the certain members of its Board of Directors (the “Davydov Lawsuit”). The Davydov Lawsuit alleged breach of fiduciary duty based on the allegations raised by the SEC in the SEC Complaint, breach of the duties of care, loyalty and good faith, corporate waste and unjust enrichment. Davydov sought a declaration that the defendants breached their fiduciary duties, an award of monetary damages, restitution, an award of reasonable attorneys’ fees and expert witness fees and other costs, and such other relief as the Court might have deemed just and proper. Following the Settlement, a Joint Stipulation for Dismissal with Prejudice was filed on December 15, 2020 and the Davydov Lawsuit was dismissed.
Between October 2018 and January 2019, five shareholder derivative complaints were filed by purported stockholders in the Delaware Court of Chancery against the Company as a nominal defendant, Dr. Frost and the Company’s Board of Directors. In the first quarter of 2019, the five lawsuits were consolidated into In re OPKO Health, Inc. Derivative Action, Case No. 2018-0740-SG (the “Consolidated Delaware Action”). On February 11, 2019, a Verified Consolidated Derivative Complaint was filed in the Consolidated Delaware Action, and Richard Tunick, Jamie Gewirtz, Emily Gewirtz Stiebel, Esther Susan Lutzker and Ivan Pawlenko were named as Co-Lead Plaintiffs in the filing. The Consolidated Derivative Complaint alleged breach of fiduciary duty based on the allegations raised by the SEC in the SEC Complaint, and breach of the duty of loyalty. The lead plaintiffs sought to declare the action a proper derivative action, monetary damages, disgorgement of all remuneration during the relevant time period, to direct the Company to improve its internal controls, equitable and injunctive relief, pre- and post-judgment interest, an award of reasonable attorneys’ fees and expert fees, and such other relief as the Court deemed just and proper. The Settlement was approved on November 2, 2020.
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

On March 1, 2019, the Company received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice, Washington, DC. The CID sets forth document requests and interrogatories in connection with allegations that the Company and certain of its affiliates violated the False Claims Act and/or the Anti-Kickback Statute. On January 13, 2022, the Federal Government notified the U.S.D.C., Middle District Florida, Jacksonville Division, that it is declining to intervene in the matter but retains the right, via the Attorney General, to consent to any proposed dismals of the action by the Court. On February 9, 2022, the States of Florida, Georgia, and Commonwealth of Massachusetts notified the U.S.D.C., Middle District Florida, Jacksonville Division, that they are declining to intervene in the matter. Notwithstanding the above declinations, on February 17, 2022, the Company was served with the Relator’s Summons and Complaint (“Complaint”), which had been previously sealed. The complaint alleges violations of the False Claims Act, the California Fraud Preventions Act, the Florida False Claims Act, the Massachusetts False Claims Act, the Georgia False Medicaid Claims Act, and illegal kickbacks. The Company is reviewing and assessing the allegations made in the Complaint and, at this point, has not determined whether there is any merit to these claims nor can it determine the extent of any potential liability. While management cannot predict the outcome of these matters at this time, the ultimate outcome could be material to our business, financial condition, results of operations, and cash flows.
On April 8, 2019, MabVax Therapeutics Holdings, Inc. filed a lawsuit in the Superior Court of California, County of San Diego against a number of individuals and entities, including the Company, Dr. Frost, Steven Rubin, the Company’s Executive Vice President-Administration, and an entity affiliated with Dr. Frost, based on the allegations raised in the SEC Complaint. The lawsuit seeks an award for actual and punitive damages, pre- and post-judgment interest; that the defendants be required to make full disclosure and accounting of their interests and transactions in plaintiff’s securities; costs of the suit, and reasonable attorney’s fees; and such other legal and equitable relief as the Court may deem proper under the circumstances. On January 31, 2022, plaintiffs entered into a confidential mutual release and settlement agreement with the Company, Dr. Frost, Frost Gamma Investment Trust, and Steve Rubin (the “Settlement Agreement”). The Settlement Agreement is subject to the approval of United States Bankruptcy Court for the District of Delaware.
On April 5, 2019, former shareholders of Claros Diagnostics, Inc. filed a complaint in the Chancery Court of Delaware against the Company, alleging among other things, that the Company breached the Agreement and Plan of Merger dated October 13, 2011 by and among the Company, Claros Merger Subsidiary, LLC and Claros Diagnostics, Inc. (the “Merger Agreement”): (i) by failing to make a milestone payment of $2.375 million (payable in OPKO Common Stock) upon obtaining FDA approval of the Claros PSA test; and (ii) by repudiating its obligations to make additional future milestone payments as required under the Merger Agreement. In January 2021, the Company and the shareholder representative entered into a settlement agreement providing, among other things, that it pay the shareholders $1.1875 million, which amount is equal to half the initial milestone payable under the Merger Agreement. A Stipulation of Dismissal With Prejudice was filed with the Court on February 8, 2021.

ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our Common Stock is traded publicly on the NASDAQ Stock Market (“NASDAQ”) and the Tel Aviv Stock Exchange under the symbol “OPK”.
As of February 25, 2022, there were approximately 363 holders of record of our Common Stock.
We have not declared or paid any cash dividends on our Common Stock. No cash dividends have been previously paid on our Common Stock and none are anticipated in fiscal 2022. We repurchased no shares of Common Stock during the fourth quarter of the year ended December 31, 2021.

Stock Performance Graph
The following graph compares the five-year cumulative total return of our Common Stock with the S&P 500 Index and the NASDAQ Biotechnology Index. The graph assumes $100 invested on December 31, 2016 in our Common Stock and in each of the foregoing indices. The stock price performance reflected in the graph below is not necessarily indicative of future price performance.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
OPKO Health, Inc.	$100.00	$52.69	$32.37	$15.81	$42.47	$51.72
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
NASDAQ Biotechnology	100.00	121.63	110.85	138.69	175.33	175.37
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
OVERVIEW
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories, Inc. (“BioReference”), one of the nation’s largest full service laboratories with an almost 250-person sales and marketing team to drive growth and leverage new products. Our pharmaceutical business features Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency and a pipeline of products in various stages of development. Our leading product in development is Somatrogon (hGH-CTP), a once-weekly human growth hormone for which we have partnered with Pfizer, Inc. (“Pfizer”) and successfully completed a phase 3 study in August 2019. Regulatory applications for Somatrogon have been submitted to several countries around the world for review. In February 2022, the European Commission granted marketing authorization in the European Union for Somatrogon under the brand name NGENLA® to treat children and adolescents from as young as 3 years of age with growth disturbance due to insufficient secretion of growth hormone. In January 2022, the Ministry of Health, Labour and Welfare in Japan approved NGENLA® (Somatrogon) for the long-term treatment of pediatric patients who have growth failure due to an inadequate secretion of endogenous growth hormone. In October 2021, Health Canada approved NGENLA® for the long-term treatment of pediatric patients who have growth hormone deficiency, and Australia’s Therapeutic Goods Administration approved NGENLA® for the long-term treatment of pediatric patients with growth disturbance due to insufficient secretion of growth hormone. We also submitted the initial Biologics License Application (“BLA”) with the FDA for approval of Somatrogon (hGH-CTP) in the United States and Pfizer received a Complete Response Letter in January 2022. Pfizer and OPKO are evaluating the FDA’s comments and will work with the agency to determine the best path forward for Somatrogon (hGH-CTP) in the United States. We are incorporated in Delaware, and our principal executive offices are located in leased offices in Miami, Florida.
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
RECENT DEVELOPMENTS

In early 2022, each of the European Commission and the Ministry of Health, Labour and Welfare in Japan approved the next-generation long-acting recombinant human growth hormone NGENLA (Somatrogon), a once-weekly injection to treat pediatric growth hormone deficiency in Europe and Japan, respectively. Further, Canada and Australia approved NGENLA in October and November of 2021, respectively.

In January 2022, the FDA issued a Complete Response Letter for the BLA for Somatrogon. Pfizer and OPKO are evaluating the FDA’s comments and will work with the agency to determine the best path forward for Somatrogon (hGH-CTP) in the United States.
In January 2022, Sema4 Holdings Corp. (“Sema4”) and OPKO announced they had signed a definitive agreement (the “GeneDx Merger Agreement”) pursuant to which Sema4 has agreed to acquire OPKO’s wholly owned subsidiary, GeneDx, Inc. (“GeneDx”), a leader in genomic testing and analysis, subject to the satisfaction of customary closing conditions (the “GeneDx Transaction”). The GeneDx Transaction is expected to close in the second quarter of 2022.
Under the terms of the GeneDx Merger Agreement, Sema4 has agreed to acquire GeneDx for an upfront payment of $150 million in cash together with 80.0 million shares of Sema4’s Class A common stock, par value $0.0001 per share (“Sema4 Common Stock”), subject to a customary purchase price adjustment mechanism providing for a normalized level of working capital and that GeneDx be free of debt at closing of the GeneDx Transaction. Additionally, Sema4 agreed to pay OPKO up to an additional $150.0 million, which may be paid in Sema4 Common Stock, cash or a combination thereof in Sema4’s discretion, subject to GeneDx achieving certain revenue targets for the fiscal years ending December 31, 2022 and 2023. Based on the closing stock price of Sema4 Common Stock as of January 14, 2022, the total upfront consideration is approximately $473 million, and the total aggregate consideration including potential milestones is approximately $623 million.
As of December 31, 2021, GeneDx met the held-for-sale accounting criteria and the related assets and liabilities are classified as held for sale in the consolidated balance sheet. Depending upon the value Sema4 shares upon closing of the transaction, an impairment charge may be incurred. GeneDx was included in our diagnostics segment as of December 31, 2021.
In December 2021, we announced preliminary topline results from our Phase 2 trial with Rayaldee to treat mild-to-moderate COVID-19 which indicate that vitamin D repletion therapy can accelerate recovery from COVID-19.
In December 2021, we announced that the FDA approved our 4Kscore test for use in men age 45 and older who have not had a prior prostate biopsy or are biopsy negative and have an age-specific abnormal total PSA and/or abnormal digital rectal exam.
RESULTS OF OPERATIONS
Impact of COVID-19
As the disease caused by SARS-CoV-2, a novel strain of coronavirus, COVID-19 continues to spread and severely impact the U.S. economy and economies of other countries around the world, we continue to be a part of the coordinated public and private sector response to this unprecedented challenge. There continues to be a high level of uncertainty relating to how the pandemic will evolve, how governments and consumers will react, progress on the distribution of vaccines and whether the pandemic will have a longer-term effect on the healthcare industry and patient habits. In response to the COVID-19 pandemic, BioReference is providing COVID-19 solutions, including diagnostic molecular testing and serology antibody testing, to meet the testing needs of its customers, including physicians, health systems, long-term care facilities, governments, schools, employers, professional sports teams and entertainment venues, as well as the general public through relationships with retail pharmacy chains.
Revenue from services for the year ended December 31, 2021 increased by $344.9 million as compared to 2020 due to COVID-19 testing volumes. We are unable to predict how long the demand will continue for our COVID-19 related testing, or whether pricing and reimbursement policies for testing will be sustained. In addition, in the second half of 2021, overall demand for COVID-19 testing declined. Additionally, beginning in March 2020, BioReference experienced a decline in testing volumes due to the COVID-19 pandemic; however as stay at home orders and other restrictions have been lifted, we have seen our routine clinical testing volumes trending towards normalization with prior periods. Should stay at home orders or other restrictions be reenacted, we could see our routine testing levels decline. Excluding COVID-19 test volumes, for the year ended December 31, 2021, genomic and routine clinical test volume increased 26.4% and 6.9%, respective, as compared to volumes for the year ended December 31, 2020. Additionally, sales of Rayaldee have not increased in accordance with its expected growth trajectory as a result of challenges in onboarding new patients due to the COVID-19 pandemic. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home or shelter-in-place policies.
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
We have received, or expect to receive a number of benefits under the CARES Act including, but not limited to:
•During the year ended December 31, 2020, we received approximately $14 million under The Centers for Medicare & Medicaid Services (CMS) Accelerated and Advance Payment Program, which provides accelerated payments to Medicare providers/suppliers working to provide treatment to patients and combat the COVID-19 pandemic, and the amounts advanced are loans which will be offset against future claims and were repaid in 2021. These loans were initially recorded as contract liabilities included in Accrued expenses and were reduced as the amounts are recouped by CMS;
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
•U.S. Department of Health and Human Services (HHS), will provide claims reimbursement to healthcare providers generally at Medicare rates for testing uninsured patients; and
•Clinical laboratories are provided a one-year reprieve from the reporting requirements under PAMA as well as a one-year delay of reimbursement rate reductions for clinical laboratory services provided under Medicare that were scheduled to take place in 2021.
Since the pandemic began in the U.S., we have invested in testing capabilities and infrastructure to meet demand for our molecular and antibody testing for COVID-19. In 2021, we kicked off company-wide lab operations specimen acquisition, logistics, procurement, customer service, cost reduction initiatives to right size our cost structure to match the declining COVID testing volumes and to drive efficiency gains in our core clinical lines of business.
Three vaccines for COVID-19 have received approval or emergency authorization and have had increasingly widespread acceptance. However, we believe that, based on our experience with the pandemic, the high medical need for efficient and widespread testing for COVID-19 will extend beyond the current phase of the pandemic. Our belief is supported by the unprecedented healthcare and economic impact of the pandemic thus far, the uneven and incomplete rollout of vaccines and the fact that significant portions of the U.S. population may never be vaccinated, and the continued likelihood of surges of COVID-19 including from new strains of SARS-CoV-2 with uncertain susceptibility to the current vaccines. We believe that these factors have greatly magnified the need for more effective therapeutics, and the need for efficient and widespread testing.
For The Years Ended December 31, 2021 and December 31, 2020
Our consolidated income (loss) from operations for the years ended December 31, 2021 and 2020 is as follows:

	For the years ended December 31,
(In thousands)	2021	2020	Change	% Change
Revenues:
Revenue from services	$1,607,106	$1,262,242	$344,864	27%
Revenue from products	141,770	119,952	21,818	18%
Revenue from transfer of intellectual property and other	25,842	53,219	(27,377)	(51)%
Total revenues	1,774,718	1,435,413	339,305	24%
Costs and expenses:
Cost of revenue	1,193,194	894,408	298,786	33%
Selling, general and administrative	468,857	355,573	113,284	32%
Research and development	76,850	75,316	1,534	2%
Contingent consideration	(1,703)	(3,989)	2,286	(57)%
Amortization of intangible assets	50,278	56,391	(6,113)	(11)%
Gain on sale of assets	(31,508)	—	(31,508)	(100)%
Total costs and expenses	1,755,968	1,377,699	378,269	27%
Income (loss) from operations	18,750	57,714	(38,964)	(68)%

Diagnostics

	For the years ended December 31,
(In thousands)	2021	2020	Change	% Change
Revenues
Revenue from services	$1,607,106	$1,262,242	344,864	27%
Revenue from transfer of intellectual property and other	—	16,240	(16,240)	(100)%
Total revenues	1,607,106	1,278,482	328,624	26%
Costs and expenses:
Cost of revenue	1,102,175	823,927	278,248	34%
Selling, general and administrative	357,633	266,488	91,145	34%
Research and development	18,652	15,003	3,649	24%
Contingent consideration	—	(2,066)	2,066	(100)%
Amortization of intangible assets	30,579	36,208	(5,629)	(16)%
Total costs and expenses	1,509,039	1,139,560	369,479	32%
Income from operations	98,067	138,922	(40,855)	(29)%
Revenue. Revenue from services for the year ended December 31, 2021 increased by approximately $344.9 million compared to the year ended December 31, 2020, due to an improvement in clinical test reimbursement, and an increase in clinical test volume and genomic test volume of $38.1 million, $33.5 million and $25.1 million, respectively. This was partially offset by the negative impact of a reduction in genomic test reimbursement of $5.6 million.
BioReference also recognized an increase in revenue for the year ended December 31, 2021 compared to the year ended December 31, 2020 due to an increase in COVID-19 testing volume and improvement in COVID-19 test reimbursement of $97.0 million and $141.4 million, respectively. BioReference performed 11.9 million diagnostic molecular tests for COVID-19 and 0.7 million serology antibody tests during the year ended December 31, 2021, which represented 58.5% of total test volume for that period. In comparison, during the year ended December 31, 2020, BioReference performed 10.2 million molecular tests for COVID-19 and 0.8 million serology antibody tests.
Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. Revenue from services for the year ended December 31, 2020 included $12.1 million related to the successful appeal of previously denied claims for the 4Kscore test. In addition, the years ended December 31, 2021 and 2020 included positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $40.4 million and $0.3 million, respectively, were recognized.
The composition of revenue from services by payor for the years ended December 31, 2021 and 2020 was as follows:

	For the years ended December 31,
(In thousands)	2021	2020
Healthcare insurers	$520,244	$483,643
Government payers	222,242	90,288
Client payers	843,405	637,645
Patients	21,215	50,666
Total	$1,607,106	$1,262,242
Client payors include cities, states and companies for which BioReference provides COVID-19 testing services.
Revenue from transfer of intellectual property and other for the year ended December 31, 2020 are the result of grants received under the CARES Act totaling $16.2 million.
Cost of revenue. Cost of revenue for the year ended December 31, 2021 increased $278.2 million compared to the year ended December 31, 2020. Cost of revenue increased primarily due to labor and material costs for COVID-19 testing and the significant volume of tests performed during the year ended December 31, 2021. Cost of revenue for the year ended December 31, 2021 also increased due to changes in the product mix of items sold during the period, which was partially offset by a $5.5 million sales and use tax credit received during the year ended December 31, 2021.
Selling, general and administrative expenses. Selling, general and administrative expenses for the years ended December 31, 2021 and 2020 were $357.6 million and $266.5 million, respectively. Selling, general and administrative expenses in our diagnostics segment increased primarily due to higher variable billing and compensation costs which resulted from an increase in volume and collections during the year ended December 31, 2021, and in marketing costs and other administrative costs directly associated with COVID-19 testing volumes. Selling, general and administrative expenses for the year ended December 31, 2021 also include $6.2 million of expense incurred in connection with certain legal matters and $40.0 million in administrative, IT, and marketing costs associated with our investment in the launch of Scarlet Health.
Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the years ended December 31,
	2021	2020
External expenses:
PMA studies	$—	$218
Research and development employee-related expenses	13,266	9,317
Other internal research and development expenses	5,386	5,468
Total research and development expenses	$18,652	$15,003
The increase in research and development expenses for the year ended December 31, 2021 resulted primarily from increased research and development expenses related to the development of clinical and genomics testing services.
Contingent consideration. Contingent consideration for the years ended December 31, 2021 and 2020 was $0 thousand and $2.1 million reversal of expense, respectively. Contingent consideration for the year ended December 31, 2020 was attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Diagnostics, and potential amounts payable to former stockholders of OPKO Diagnostics in connection therewith, pursuant to our acquisition agreement in October 2011.
Amortization of intangible assets. Amortization of intangible assets was $30.6 million and $36.2 million, for the years ended December 31, 2021 and 2020, respectively. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Amortization expense declined during the year ended December 31, 2021 due to acquired intangible assets becoming fully amortized.

Pharmaceuticals

	For the years ended December 31,
(In thousands)	2021	2020	Change	% Change
Revenues:
Revenue from products	$141,770	$119,952	$21,818	18%
Revenue from transfer of intellectual property and other	25,842	36,979	(11,137)	(30)%
Total revenues	167,612	156,931	10,681	7%
Costs and expenses:
Cost of revenue	91,059	70,565	20,494	29%
Selling, general and administrative	49,375	50,476	(1,101)	(2)%
Research and development	59,741	61,149	(1,408)	(2)%
Contingent consideration	(1,703)	(1,923)	220	(11)%
Amortization of intangible assets	19,699	20,183	(484)	(2)%
Gain on sale of asset	(31,508)	—	(31,508)	(100)%
Total costs and expenses	186,663	200,450	(13,787)	(7)%
Loss from operations	(19,051)	(43,519)	24,468	(56)%
Revenue. The increase in revenue from products for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily attributable to an increase in sales at most of our international operating companies. Sales of Rayaldee were $27.0 million for the year ended December 31, 2021, as compared to $36.8 million for 2020. Sales of Rayaldee have been negatively impacted as a result of challenges in onboarding new patients due to the COVID-19 pandemic. Revenue from transfer of intellectual property for the years ended December 31, 2021 and 2020 principally reflected $10.8 million and $28.7 million, respectively, of revenue related to the Pfizer Transaction. Revenue from transfer of intellectual property and other for the year ended December 31, 2021 also included a $5.0 million non-refundable upfront payment we received under the Nicoya Agreement (as defined below) and receipt of a $4.9 million payment under the CAMP4 Agreement. Revenue from transfer of intellectual property for the year ended December 31, 2020 also included a $3.0 million milestone payment triggered by the first marketing approval of Rayaldee in Europe.
Cost of revenue. Cost of revenue for the year ended December 31, 2021 increased $20.5 million compared to the year ended December 31, 2020. Cost of product revenue increased primarily due to an increase in inventory and material costs at most of our international operating companies, which was due to the increase in sales at our international operating companies and to a $3.8 million inventory reserve recognized for Rayaldee inventory for the year ended December 31, 2021. This was partially offset by a decrease in sales of Rayaldee for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Selling, general and administrative expenses. Selling, general and administrative expenses for the years ended December 31, 2021 and 2020 were $49.4 million and $50.5 million, respectively. Selling, general and administrative expenses for the year ended December 31, 2021 was consistent with selling, general and administrative expenses for the year ended December 31, 2020. Selling, general and administrative expenses for the pharmaceutical segment for the years ended December 31, 2021 and 2020 included equity-based compensation expense of $1.3 million and $1.0 million, respectively.
Research and development expenses. Research and development expenses for the years ended December 31, 2021 and 2020 were $59.7 million and $61.1 million, respectively. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.
The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the years ended December 31,
	2021	2020
External expenses:
Manufacturing expense for biological products	$9,718	$5,326
Phase III studies	9,877	10,513
Post-marketing studies	70	1,270
Earlier-stage programs	17,268	14,811
Research and development employee-related expenses	19,497	21,931
Other internal research and development expenses	3,614	9,440
Third-party grants and funding from collaboration agreements	(303)	(2,142)
Total research and development expenses	$59,741	$61,149
Research and development expenses for the year ended December 31, 2021 was consistent with research and development expenses for the year ended December 31, 2020. Research and development expenses for the year ended December 31, 2021 were primarily due to expenses related to Somatrogon, a once-weekly human growth hormone injection for which we have partnered with Pfizer. Ongoing expenses for the Somatrogon program support open label extension studies that will continue until the market launch of Somatrogon in certain countries, as well as the preparation of applications for marketing approvals. Research and development expenses for the pharmaceutical segment for the years ended December 31, 2021 and 2020 included equity-based compensation expense of $1.3 million and $1.6 million, respectively.
Contingent consideration. Contingent consideration for the years ended December 31, 2021 and 2020 was $1.7 million and $1.9 million reversal of expense, respectively. Contingent consideration for the year ended December 31, 2021 was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal and OPKO CURNA, and potential amounts payable to former stockholders of OPKO Renal and OPKO CURNA in connection therewith, pursuant to our acquisition agreements in March 2013 and January 2011, respectively. Contingent consideration for the year ended December 31, 2020 was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal, and potential amounts payable to former stockholders of OPKO Renal.
Amortization of intangible assets. Amortization of intangible assets was $19.7 million and $20.2 million, respectively, for the years ended December 31, 2021 and 2020. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived in-process research and development (“IPR&D”) assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
Gain on sale of assets. Gain on sale of assets for the year ended December 31, 2021 was $31.5 million, which resulted from an agreement between EirGen, our wholly owned subsidiary, and Horizon Therapeutics plc, to sell one of EirGen’s facilities in Waterford, Ireland for $65 million in cash less certain assumed and accrued liabilities relating to transferred employees. The facility housed EirGen’s sterile-fill-finish business and was no longer a core component of our ongoing operations and business strategy.

Corporate

	For the years ended December 31,
(In thousands)	2021	2020	Change	% Change
Costs and expenses:
Cost of revenue	$(40)	$(84)	$44	(52)%
Selling, general and administrative	61,849	38,609	23,240	60%
Research and development	(1,543)	(836)	(707)	85%
Total costs and expenses	60,266	37,689	22,577	60%
Loss from operations	$(60,266)	$(37,689)	$(22,577)	60%
Operating loss for our unallocated corporate operations for the years ended December 31, 2021 and 2020 was $60.3 million and $37.7 million, respectively, and principally reflects general and administrative expenses incurred in connection with our corporate operations. The increase in operating loss for the year ended December 31, 2021 was primarily attributable to an increase in legal fees incurred for the year ended December 31, 2021, compared to the year ended December 31, 2020.
Other
Interest income. Interest income for the years ended December 31, 2021 and 2020 was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the years ended December 31, 2021 and 2020 was $18.9 million and $21.9 million, respectively. Interest expense was principally related to interest incurred on our Senior Convertible Notes due 2025 (the “2025 Notes”), our 5% Convertible Promissory Notes (the “2023 Convertible Notes”), our 3.0% Senior Notes due 2033 (the “2033 Senior Notes”), and BioReference’s outstanding debt under the A&R Credit Agreement.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the years ended December 31, 2021 and 2020, was $846 thousand and $50 thousand of income, respectively. Derivative income for the year ended December 31, 2021, was principally related to the change in fair value on foreign currency forward exchange contracts at OPKO Chile.
Other income (expense), net. Other income (expense), net for the years ended December 31, 2021 and 2020, was $14.8 million of expense and $12.7 million of income, respectively. Other expense for the years ended December 31, 2021 primarily consisted of a $11.1 million non-cash loss related to the exchange of $55.4 million of the outstanding 2025 Notes for 19,051,270 shares of our Common Stock and net unrealized losses recognized during the period on our investments in our equity securities. Other income for the year ended December 31, 2020 primarily consisted of realized and unrealized gains recognized during the period on our investment in VBI Vaccines Inc. (“VBI”), offset by net unrealized losses recognized during the period on our investment in Eloxx Pharmaceuticals, Inc. (“Eloxx”).
Income tax provision. Our income tax provision for the years ended December 31, 2021 and 2020 was $15.5 million and $17.6 million, respectively, and reflects results using our expected effective tax rate. For the year ended December 31, 2021, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, the impact of certain discrete tax events and operating results in tax jurisdictions that do not result in a tax benefit.
Loss from investments in investees. We have made investments in certain early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses. Loss from investments in investees was $0.6 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively.

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
Revenue from transfer of intellectual property and other for the year ended December 31, 2020 are the result of grants received under the CARES Act totaling $16.2 million.
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
Revenue. The increase in revenue from products for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily attributable to an increase in sales at OPKO Chile and an increase in sales of Rayaldee. Sales of Rayaldee were $36.8 million for the year ended December 31, 2020, as compared to $31.4 million for 2019. Revenue from transfer of intellectual property and other for the years ended December 31, 2020 and 2019 principally reflected $28.7 million and $66.8 million, respectively, of revenue related to the Pfizer Transaction. Revenue from transfer of intellectual property and other for the year ended December 31, 2020 also included a $3 million milestone payment triggered by the first marketing approval of Rayaldee in Europe.
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
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2021, we had cash and cash equivalents of approximately $134.7 million. Cash provided by operations of $38.3 million for year ended December 31, 2021 principally reflects cash generated by our diagnostics segment due to the positive impact of COVID-19 testing volumes, which was partially offset by general and administrative expenses related to our corporate operations and research and development activities. Cash provided by investing activities for the year ended December 31, 2021 primarily reflects $66.0 million from the sale of property, plant and equipment, which was partially offset by capital expenditures of $32.2 million. Cash used in financing activities of $10.4 million primarily reflects net repayments on our lines of credit. We have historically not generated sustained positive cash flow sufficient to offset our operating and other expenses, and our primary sources of cash have been from the public and private placement of equity, the issuance of the 2033 Senior Notes, 2023 Convertible Notes and 2025 Notes and credit facilities available to us. However, as a result of the significant increase in testing volumes resulting from the COVID-19 pandemic, we have generated positive cash flow from operations; however we are unable to predict how long the demand will continue for our COVID-19 related testing, or whether pricing and reimbursement policies for testing will sustain, and accordingly, the sustainability of our cash flows from operations. Overall demand for COVID-19 testing has recently declined, and accordingly, the sustainability of our COVID-19 testing volumes is uncertain.
In January 2022, we and Sema4 announced the execution of the GeneDx Merger Agreement, pursuant to which Sema4 has agreed to acquire our wholly owned subsidiary, GeneDx, Inc. The GeneDx Transaction is expected to close in the second quarter of 2022.
Under the terms of the GeneDx Merger Agreement, Sema4 has agreed to acquire GeneDx for an upfront payment of $150 million in cash, together with 80.0 million shares of Sema4 Common Stock, subject to a customary purchase price adjustment mechanism providing for a normalized level of working capital and that GeneDx be free of debt at closing of the GeneDx Transaction. Additionally, Sema4 agreed to pay OPKO up to an additional $150.0 million, which may be paid in Sema4 Common Stock, cash or a combination thereof in Sema4’s discretion, subject to GeneDx achieving certain revenue targets for the fiscal years ending December 31, 2022 and 2023. Based on the closing stock price of Sema4 Common Stock as of January 14, 2022, the total upfront consideration is approximately $473 million, and the total aggregate consideration including potential milestones is approximately $623 million.
As of December 31, 2021, GeneDx met the held-for-sale accounting criteria and the related assets and liabilities are classified as held for sale in the consolidated balance sheet. Depending upon the value Sema4 shares upon closing of the transaction, an impairment charge may be incurred. GeneDx was included in our diagnostics segment as of December 31, 2021.
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
On February 25, 2020, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $100 million. Borrowings under this line of credit incurred interest at a rate of 11% per annum and could be repaid and reborrowed at any time. The line of credit also called for a commitment fee equal to 0.25% per annum of the unused portion of the line. No funds were borrowed under this line of credit. We terminated this line of credit in June 2021.
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

As of December 31, 2021, the total commitments under our A&R Credit Agreement (as defined below) with CB and our lines of credit with financial institutions in Chile and Spain were $90.2 million, of which $13.7 million was drawn as of December 31, 2021. At December 31, 2021, the weighted average interest rate on these lines of credit was approximately 5.4%. These lines of credit are short-term and are used primarily as a source of working capital. The highest aggregate principal balance at any time outstanding during the year ended December 31, 2021, was $66.5 million. We intend to continue to draw on these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
In November 2015, BioReference and certain of its subsidiaries entered into the Credit Agreement with CB, as lender, which was amended and restated on August 30, 2021 (the “A&R Credit Agreement”). The A&R Credit Agreement provides for a $75.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. The A&R Credit Agreement matures on August 30, 2024 and is guaranteed by all of BioReference’s domestic subsidiaries, subject to certain exceptions. The A&R Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, subject to certain exceptions, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the A&R Credit Agreement is based on a borrowing base composed of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of December 31, 2021, $64.8 million remained available for borrowing under the A&R Credit Agreement.
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
In December 2021, we announced that the FDA approved our 4Kscore test for use in men age 45 and older who have not had a prior prostate biopsy or are biopsy negative and have an age-specific abnormal total PSA and/or abnormal digital rectal exam.
In December 2021, we announced preliminary topline results from our Phase 2 trial with Rayaldee to treat mild-to-moderate COVID-19. This study builds on increasing medical evidence that vitamin D repletion therapy can mitigate the severity of upper respiratory tract infections and accelerate recovery from COVID-19.
One primary efficacy endpoint was reaching the targeted serum 25D level. By Day 7, mean serum 25D levels increased with Rayaldee treatment to 82 ng/mL (p<0.001) and remained elevated for the duration of the trial, with 88% of subjects attaining the targeted level. In contrast, mean 25D declined slightly with placebo treatment.
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
On July 6, 2021, we entered into the CAMP4 Agreement, pursuant to which we granted to CAMP4 an exclusive license to develop, manufacture, commercialize or improve therapeutics utilizing the AntagoNAT technology, an oligonucleotide platform developed under OPKO CURNA, which includes the CAMP4 Licensed Compound and the CAMP4 Licensed Product, worldwide. The CAMP4 Agreement grant covers human pharmaceutical, prophylactic, and therapeutic and certain diagnostic uses.
We received an initial upfront payment of $1.5 million and 3,373,008 shares of CAMP4’s Preferred Stock, which equates to approximately 9% of the outstanding shares of CAMP4, and we are eligible to receive up to $3.5 million in development milestone payments for Dravet syndrome products, and $4 million for non-Dravet syndrome products, as well as sales milestones of up to $90 million for Dravet syndrome products and up to $90 million for non-Dravet syndrome products. We may also receive double digit royalty payments on the net sales of royalty bearing products, subject to adjustment. In addition, upon achievement of certain development milestones, we will be eligible to receive additional equity consideration of up to 5,782,299 shares of CAMP4 Preferred Stock in connection with Dravet syndrome products and up to 1,082,248 shares of CAMP4 Preferred Stock in connection with non-Dravet syndrome products.
Unless earlier terminated, the CAMP4 Agreement will remain in effect on a CAMP4 Licensed Product-by-Licensed Product and country by-country basis until such time as the royalty term expires for a CAMP4 Licensed Product in a country, and expires in its entirety upon the expiration of the royalty term for the last CAMP4 Licensed Product in the last country. CAMP4’s royalty obligations expire on the later of (i) the expiration, invalidation or abandonment date of the last patent right in connection with the royalty bearing product, or (ii) ten (10) years after a royalty bearing product’s first commercial sale in a country. In addition to termination rights for material breach and bankruptcy, CAMP4 is permitted to terminate the CAMP4 Agreement after a specified notice period.
On June 18, 2021, EirGen and Nicoya entered into a Development and License Agreement (the “Nicoya Agreement”) granting Nicoya the exclusive rights for the development and commercialization of extended release calcifediol (the “ Nicoya Product”) in Greater China, which includes mainland China, Hong Kong, Macau, and Taiwan (collectively, the “Nicoya Territory”). Extended release calcifediol is marketed in the U.S. under the tradename Rayaldee by OPKO. The license grant to Nicoya covers the therapeutic and preventative use of the Product for SHPT in non-dialysis (“ND”) and hemodialysis chronic kidney disease patients (the “Nicoya Field”).
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
In May 2016, EirGen partnered with VFMCRP through the VFMCRP Agreement for the development and commercialization of Rayaldee in the VFMCRP Territory. The license to VFMCRP potentially covers all therapeutic and prophylactic uses of the product in human patients, provided that initially the license is for the use of the product for the treatment or prevention of SHPT related to patients with CKD and vitamin D insufficiency/deficiency (“VFMCRP Initial Indication”). Effective May 23, 2021, we entered into an amendment to the VFMCRP Agreement, pursuant to which the parties thereto agreed to include Japan as part of the VFMCRP Territory. Effective May 5, 2020, we entered into the VFMCRP Amendment, pursuant to which the parties agreed to exclude Mexico, South Korea, the Middle East and all of the countries of Africa from the VFMCRP Territory. In addition, the parties agreed to certain amendments to the milestone structure and to reduce minimum royalties payable.
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
As part of the arrangement, the companies will share responsibility for the conduct of trials specified within an agreed-upon development plan, with each company leading certain activities within the plan. For the initial development plan, the companies have agreed to certain cost sharing arrangements. VFMCRP will be responsible for all other development costs that VFMCRP considers necessary to develop the product for the VFMCRP Initial Indication in the VFMCRP Territory except as otherwise provided in the VFMCRP Agreement. EirGen also granted to VFMCRP an option (the “Option”) to acquire an exclusive license to use, import, offer for sale, sell, distribute and commercialize the product in the U.S. for treatment of SHPT in dialysis patients with stage 5 CKD and vitamin D insufficiency (the “Dialysis Indication”). Upon exercise of the Option, VFMCRP will reimburse EirGen for all of the development costs incurred by EirGen with respect to the product for the Dialysis Indication in the U.S. VFMCRP would also pay EirGen up to an additional aggregate amount of $555 million upon the achievement of certain milestones and would be obligated to pay royalties on sales of the product at percentage rates that range from the mid-teens to the mid-twenties or a minimum royalty, whichever is greater, upon commencement of sales of the product.
In early 2022, the European Commission and Ministry of Health, Labour and Welfare in Japan approved the next-generation long-acting recombinant human growth hormone NGENLA (Somatrogon), a once-weekly injection to treat pediatric growth hormone deficiency. Further, Canada and Australia approved NGENLA in October and November of 2021, respectively.
In January 2022, the FDA issued a Complete Response Letter for the BLA for Somatrogon. Pfizer and OPKO are evaluating the FDA’s comments and will work with the agency to determine the best path forward for Somatrogon (hGH-CTP) in the United States.
In 2014, Pfizer and OPKO entered into a worldwide agreement for the development and commercialization of our long-acting Somatrogon for the treatment of GHD in adults and children, as well as for the treatment of growth failure in children born small for gestational age. In May 2020, we entered into the Restated Pfizer Agreement which was effective as of January 1, 2020, pursuant to which the parties agreed to share all costs for Manufacturing Activities, as defined in the Restated Pfizer Agreement, for developing a licensed product for the three indications included in the Restated Pfizer Agreement. Under the terms of the agreements with Pfizer, we received non-refundable and non-creditable upfront payments of $295 million in 2015 and are eligible to receive up to an additional $275 million upon the achievement of certain regulatory milestones. Pfizer received the exclusive license to commercialize Somatrogon worldwide. In addition, we are eligible to receive initial tiered royalty payments associated with the commercialization of Somatrogon for Adult GHD with percentage rates ranging from the high teens to mid-twenties. Upon the launch of Somatrogon for Pediatric GHD in certain major markets, the royalties will transition to regional, tiered gross profit sharing for both Somatrogon and Pfizer’s Genotropin®. During the first quarter of 2021, regulatory submissions in the major global markets for Somatrogan have been accepted including, the U.S., European Medicines Agency, and Ministry of Health, Labour, and Welfare in Japan for Somatrogon for the treatment of pediatric patients with GHD.
In early 2022, the European Commission and Ministry of Health, Labour and Welfare in Japan approved the next-generation long-acting recombinant human growth hormone NGENLA (Somatrogon), a once-weekly injection to treat pediatric growth hormone deficiency. Further, Canada and Australia approved NGENLA in October and November of 2021, respectively.
In January 2022, the FDA issued a Complete Response Letter for the BLA for Somatrogon. Pfizer and OPKO are evaluating the FDA’s comments and will work with the agency to determine the best path forward for Somatrogon (hGH-CTP) in the United States.
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
We believe that the cash and cash equivalents on hand at December 31, 2021, cash from operations and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements, and the timing of those requirements, will depend on a number of factors, including the evolving impact of the COVID-19 pandemic on our business, the approval and success of our products in development, particularly our long acting Somatrogon for which we have received approval in Europe, Japan, Australia and Canada, submitted for approval in the U.S. and received a Complete Response Letter in January 2022, the approval and success of Somatrogon outside the United States, including in Europe, Japan, Australia and Canada, the commercial success of Rayaldee, including from the recent launch of Rayaldee by Vifor and in other territories expected in 2022, BioReference’s financial performance, possible acquisitions and dispositions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and results of government investigations, payor claims, and legal proceedings that may arise, including, without limitation class action and derivative litigation to which we are subject, and our ability to obtain insurance coverage for such claims. We have historically not generated sustained positive cash flow and if we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions or reduce our marketing or sales efforts or cease operations.
Additionally, the rapid development and fluidity of the COVID-19 pandemic and new variants of the virus makes it very difficult to predict its ultimate impact on our business, results of operations and liquidity. The pandemic presents a significant uncertainty that could materially and adversely affect our results of operations, financial condition and cash flows, including a negative impact on non-COVID-related diagnostics testing services provided by BioReference in our diagnostics segment, notwithstanding that our results of operations have been positively impacted by our provision of COVID-19 testing services. Further, deteriorating economic conditions globally as a result of the COVID-19 pandemic have in the past resulted, and may in the future result in a challenging capital raising environment, which could materially limit our access to capital, whether through the issuance and sale of our Common Stock, debt securities or otherwise, as well as through bank facilities and lines of credit. Events resulting from the effects of COVID-19 or new variants of the virus could negatively impact our ability to comply with certain covenants in the A&R Credit Agreement or require that we pursue alternative financing. We can provide no assurance that any such alternative financing, if required, could be obtained on acceptable terms or at all. The combination of potential disruptions to our business resulting from COVID-19 together with and volatile credit and capital markets could adversely impact our future liquidity, which could have an adverse effect on our business and results of operations. We will continue to monitor and assess the impact COVID-19 and new variants of the virus may have on our business and financial results.
The following table provides information as of December 31, 2021, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Open purchase orders	$249,279	$5,841	$—	$—	$—	$—	$255,120
Operating leases	11,624	8,770	5,693	3,599	3,043	11,992	44,721
Capital leases	2,102	1,499	1,002	499	79	—	5,181
2033 Senior Notes, 2025 and 2023 Convertible Notes	—	68,576	—	119,360	—	—	187,935
Deferred payments	2,478	—	—	—	—	—	2,478
Mortgages and other debts payable	1,230	970	883	512	277	—	3,872
Lines of credit	13,672	—	—	—	—	—	13,672
Interest commitments	9,426	6,969	6,536	575	1	—	23,507
Total	$289,811	$92,625	$14,114	$124,545	$3,400	$11,992	$536,486
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

Goodwill and intangible assets. Goodwill and other intangible assets, including IPR&D, acquired in business combinations, licensing and other transactions at December 31, 2021 and 2020, was $1.4 billion and $1.7 billion, respectively.
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
Goodwill was $520.6 million and $680.6 million, respectively, at December 31, 2021 and 2020. In addition, at December 31, 2021, Assets held for sale includes $151.8 million of goodwill related to GeneDx. Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value.
Net intangible assets other than goodwill were $911.9 million and $1.1 billion, including IPR&D of $590.2 million, at December 31, 2021 and December 31, 2020. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products and IPR&D. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges may occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment.

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
No impairment charges were recognized for the year ended December 31. 2021. and December 31, 2020. Impairment charges for the year ended December 31, 2019 were $92.4 million and consist of a goodwill impairment charge of $26.2 million to write the carrying amount of the OPKO Diagnostics, CURNA and Transition Therapeutics reporting units down to their estimated fair value, an impairment charge of $44.8 million to write our IPR&D assets for OPK88003 and CURNA’s platform technology for oligonucleotide therapeutics down to their estimated fair value, and an impairment charge of $20.7 million to write our intangible asset for the Claros Analyzer down to its estimated fair value as a result of our testing. These impairment charges for the year ended December 31, 2019, resulted from liquidity constraints, longer than expected development timelines and changes in the competitive landscape, which resulted in changes to our estimates and assumptions of the expected future cash flows of the reporting units focused on the development of the Claros Analyzer, OPK88003 and CURNA’s platform technology.
We believe that our estimates and assumptions in testing goodwill and other intangible assets, including IPR&D, for impairment are reasonable and otherwise consistent with assumptions that marketplace participants would use in their estimates of fair value. However, if future results are not consistent with our estimates and assumptions, including as a result of the COVID-19 global pandemic, then we may be exposed to additional impairment charges, which could be material. Our 2021 impairment test of the OPKO Biologics reporting unit, including IPR&D related to Somatrogon, indicated an excess of estimated fair value over the carrying amount of approximately 19%. We submitted the initial BLA with the FDA for approval of Somatrogon (hGH-CTP) in the United States and Pfizer received a Complete Response Letter in January 2022. Pfizer and OPKO are evaluating the FDA’s comments and will work with the agency to determine the best path forward for Somatrogon in the United States. If we are unable to successfully commercialize Somatrogon in the U.S., or changes in projections and assumptions negatively impact our forecast of net cash flows, we may be exposed to a material impairment charge related to the IPR&D for Somatrogon.
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $50.3 million, $56.4 million and $64.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. For the years ended December 31, 2021, and December 31, 2020, positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $40.4 million and $0.3 million were recognized, respectively. For the year ended December 31, 2019, revenue reductions due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $24.8 million were recognized.
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
Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of December 31, 2021 and 2020, we have liabilities of approximately $5.0 million and $14.9 million within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.
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
We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the years ended December 31, 2021, 2020 and 2019, we recognized $27.0 million, $36.8 million and $31.4 million in net product revenue from sales of Rayaldee.
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
For the years ended December 31, 2021, 2020 and 2019 we recorded $25.8 million, $53.2 million and $73.3 million of revenue from the transfer of intellectual property and other, respectively. For the year ended December 31, 2021, revenue from transfer of intellectual property and other principally reflects $10.8 million of revenue related to the Pfizer Transaction, $1.0 million related to the LeaderMed joint venture (as defined below), a $4.9 million payment received under the CAMP4 Agreement (as defined below) and a $5.0 million non-refundable upfront payment received under the Nicoya Agreement. For the years ended December 31, 2020, and 2019 revenue from transfer of intellectual property and other principally reflects $28.7 million and $66.8 million of revenue related to the Pfizer Transaction. In addition, revenue from the transfer of intellectual property and other for the year ended December 31, 2020 included $16.2 million of grants received by BioReference under the CARES Act and a $3 million milestone payment triggered by the first marketing approval of Rayaldee in Europe.
Contract liabilities relate to cash consideration that OPKO receives in advance of satisfying the related performance obligations. Changes in the contractual liabilities balance for the years ended December 31, 2021 are as follows:

(In thousands)
Balance at December 31, 2020	$16,378
Balance at December 31, 2021	466
Revenue recognized in the period from:
Amounts included in contracts liability at the beginning of the period	$15,911
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
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk since the related healthcare programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. At December 31, 2021 and 2020, receivable balances (net of explicit and implicit price concessions) from Medicare and Medicaid were 8% and 6%, respectively, of our consolidated Accounts receivable, net. At December 31, 2021, receivable balances (net of explicit and implicit price concessions) due directly from states, cities and other municipalities, specifically related to our real-time reverse-transcription polymerase chain reaction (real-time RT-PCR) assay to detect COVID-19, were 4.1% of our consolidated accounts receivable, net.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At December 31, 2021 and 2020, receivables due from patients represented approximately 1.7% and 0.7%, respectively, of our consolidated accounts receivable, net.
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for credit losses was $1.8 million and $2.1 million at December 31, 2021 and 2020, respectively. The credit loss expense for the years ended December 31, 2021, 2020 and 2019 was $0.4 million, $0.2 million and $0.5 million, respectively.

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
Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which are used in our testing laboratories. Inventory obsolescence expense for the years ended December 31, 2021, 2020 and 2019 was $6.5 million, $4.4 million and $2.3 million, respectively.
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
At December 31, 2021, we had cash and cash equivalents of $134.7 million. The weighted average interest rate related to our cash and cash equivalents for the year ended December 31, 2021 was less than 1%. As of December 31, 2021, there was no principal outstanding balance under the A&R Credit Agreement with CB and the principal outstanding balance under our Chilean and Spanish lines of credit was $13.7 million in the aggregate at a weighted average interest rate of approximately 5.4%.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of OPKO Health, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OPKO Health, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule included at Item 15(a)(1) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill and IPR&D for Rayaldee and Biologics
Description of the Matter
At December 31, 2021, the Company’s goodwill was $520.6 million, and indefinite lived in-process research and development assets (IPR&D) was $590.2 million. Included in the Rayaldee reporting unit was $86.6 million of goodwill. Included in the Biologics reporting unit was $139.8 million and $590.2 million of goodwill and IPR&D, respectively. As discussed in Note 3 to the consolidated financial statements, goodwill and indefinite lived IPR&D are tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. To determine the estimated fair value of their reporting units and their intangible assets included within them, management considers both market and income valuation approaches.

Auditing management’s annual impairment tests for the goodwill and intangible assets in these reporting units was complex and highly judgmental due to the significant assumptions used in the determination of guideline companies, market transactions and market multiples, as well as the expected timing and amount of market revenue share and the discount rate used to estimate future cash flows, which are affected by expectations about future development of IPR&D, market, or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s annual goodwill and intangible assets impairment review process, including controls over management’s review of the significant assumptions in the Rayaldee and Biologics analysis described above.

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
For the year ended December 31, 2021, the Company recorded revenue from services of $1,607.1 million. As discussed in Note 15 to the consolidated financial statements, revenue from services includes amounts due under third-party and government payer programs, net of estimates for explicit and implicit price concessions and other elements of variable consideration. The Company estimates variable consideration by evaluating, among other factors, recent collections experience as well as changes in reimbursement regulations, claims processing and coverage determinations.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s variable consideration estimation process, including controls over management’s review of collections experience and the evaluation of factors that would affect the amount of variable consideration described above.
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
March 1, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of OPKO Health, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited OPKO Health, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, OPKO Health, Inc, and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Miami, Florida
March 1, 2022

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$134,710	$72,211
Accounts receivable, net	259,637	286,314
Inventory, net	86,502	132,341
Other current assets and prepaid expenses	27,170	32,313
Assets held for sale	314,994	—
Total current assets	823,013	523,179
Property, plant and equipment, net	79,727	140,554
Intangible assets, net	321,683	475,002
In-process research and development	590,200	590,200
Goodwill	520,601	680,602
Investments	10,729	15,731
Operating lease right-of-use assets	44,228	37,735
Other assets	9,534	10,060
Total assets	$2,399,715	$2,473,063
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$82,040	$100,883
Accrued expenses	193,493	240,869
Current maturities of operating leases	11,624	9,028
Liabilities associated with assets held for sale	28,156	—
Current portion of lines of credit and notes payable	14,695	24,703
Total current liabilities	330,008	375,483
Operating lease liabilities	33,097	29,760
Convertible notes	187,935	221,989
Deferred tax liabilities	148,487	137,208
Other long-term liabilities, principally contract liabilities, contingent consideration and lines of credit	15,062	37,072
Total long-term liabilities	384,581	426,029
Total liabilities	714,589	801,512
Equity:
Common Stock - $0.01 par value, 1,000,000,000 shares authorized at December 31, 2021 and 2020, respectively; 690,082,283 and 670,585,576 shares issued at December 31, 2021 and 2020, respectively	6,901	6,706
Treasury Stock, - 8,655,082 and 549,907 shares at December 31, 2021 and 2020, respectively	(1,791)	(1,791)
Additional paid-in capital	3,222,487	3,152,694
Accumulated other comprehensive loss	(30,495)	(4,225)
Accumulated deficit	(1,511,976)	(1,481,833)
Total shareholders’ equity	1,685,126	1,671,551
Total liabilities and equity	$2,399,715	$2,473,063

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the years ended December 31,
	2021	2020	2019
Revenues:
Revenue from services	$1,607,106	$1,262,242	$716,434
Revenue from products	141,770	119,952	112,184
Revenue from transfer of intellectual property and other	25,842	53,219	73,317
Total revenues	1,774,718	1,435,413	901,935
Costs and expenses:
Cost of service revenue	1,102,172	823,899	511,206
Cost of product revenue	91,022	70,509	61,278
Selling, general and administrative	468,857	355,573	343,305
Research and development	76,850	75,316	117,870
Contingent consideration	(1,703)	(3,989)	(14,854)
Amortization of intangible assets	50,278	56,391	64,783
Asset impairment charges	—	—	92,399
Gain on sale of assets	(31,508)	—	—
Total costs and expenses	1,755,968	1,377,699	1,175,987
Operating income (loss)	18,750	57,714	(274,052)
Other income and (expense), net:
Interest income	28	152	1,710
Interest expense	(18,880)	(21,934)	(21,516)
Fair value changes of derivative instruments, net	846	50	174
Other income (expense), net	(14,770)	12,701	(11,281)
Other income and (expense), net	(32,776)	(9,031)	(30,913)
Income (loss) before income taxes and investment losses	(14,026)	48,683	(304,965)
Income tax provision	(15,489)	(17,617)	(7,060)
Net income (loss) before investment losses	(29,515)	31,066	(312,025)
Loss from investments in investees	(629)	(480)	(2,900)
Net income (loss)	$(30,143)	$30,586	$(314,925)
Income (loss) per share basic and diluted:
Income (loss) per share	$(0.05)	$0.05	$(0.53)
Weighted average number of common shares outstanding, basic and diluted	648,077,716	640,655,290	595,454,394

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the years ended December 31,
	2021	2020	2019
Net income (loss)	$(30,143)	$30,586	$(314,925)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	(26,270)	17,845	(1,939)
Comprehensive income (loss)	$(56,413)	$48,431	$(316,864)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data)
For the years ended December 31, 2021, 2020, 2019

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2018	586,881,720	$5,869	(549,907)	$(1,791)	$3,004,422	$(20,131)	$(1,197,078)	$1,791,291
Equity-based compensation expense	—	—	—	—	13,421	—	—	13,421
Exercise of common stock options and warrants	19,232	—	—	—	(3)	—	—	(3)
Adoption of ASU 2018-07	—	—	—	—	(926)	—	926	—
2025 convertible notes including share lending agreement	29,250,000	293	—	—	50,559	—	—	50,852
Sale of common stock	54,227,749	542	—	—	75,520	—	—	76,062
Net loss	—	—	—	—	—	—	(314,925)	(314,925)
Other comprehensive loss	—	—	—	—	—	(1,939)	—	(1,939)
Balance at December 31, 2019	670,378,701	$6,704	(549,907)	$(1,791)	$3,142,993	$(22,070)	$(1,511,077)	$1,614,759

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2019	670,378,701	$6,704	(549,907)	$(1,791)	$3,142,993	$(22,070)	$(1,511,077)	$1,614,759
Equity-based compensation expense	—	—	—	—	8,947	—	—	8,947
Exercise of common stock options and warrants	206,875	2	—	—	754	—	—	756
Adoption of ASC 326	—	—	—	—	—	—	(1,342)	(1,342)
Net income	—	—	—	—	—	—	30,586	30,586
Other comprehensive income	—	—	—	—	—	17,845	—	17,845
Balance at December 31, 2020	670,585,576	$6,706	(549,907)	$(1,791)	$3,152,694	$(4,225)	$(1,481,833)	$1,671,551

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2020	670,585,576	$6,706	(549,907)	$(1,791)	$3,152,694	$(4,225)	$(1,481,833)	$1,671,551
Equity-based compensation expense	—	—	—	—	13,632	—	—	13,632
Exercise of common stock options and warrants	445,437	5	—	—	1,076	—	—	1,081
Conversion of 2025 convertible notes	19,051,270	190	(8,105,175)	—	55,085	—	—	55,275
Net loss	—	—	—	—	—	—	(30,143)	(30,143)
Other comprehensive loss	—	—	—	—	—	(26,270)	—	(26,270)
Balance at December 31, 2021	690,082,283	$6,901	(8,655,082)	$(1,791)	$3,222,487	$(30,495)	$(1,511,976)	$1,685,126
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(30,143)	$30,586	$(314,925)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	78,716	85,362	93,807
Non-cash interest	9,389	9,994	8,731
Amortization of deferred financing costs	785	847	995
Losses from investments in investees	629	480	2,900
Equity-based compensation – employees and non-employees	13,632	8,947	13,421
Asset impairment charges	—	—	92,399
Non-cash revenue from the transfer of intellectual property	(3,801)	—	—
Realized loss (gain) on disposal of fixed assets and sales of equity securities	(33,922)	(10,681)	739
Loss on conversion of the 2025 Notes	11,111	—	—
Change in fair value of equity securities and derivative instruments	3,967	(101)	8,748
Change in fair value of contingent consideration	(1,703)	(3,989)	(14,854)
Deferred income tax provision	10,159	15,640	4,324
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	5,232	(150,437)	7,376
Inventory, net	30,684	(77,642)	(12,133)
Other current assets and prepaid expenses	1,478	20,504	(11,486)
Other assets	260	(447)	409
Accounts payable	(10,847)	37,159	15,636
Foreign currency measurement	2,345	(3,185)	(71)
Contract liabilities	(15,911)	(5,389)	(69,302)
Accrued expenses and other liabilities	(33,723)	81,828	764
Net cash provided by (used in) operating activities	38,337	39,476	(172,522)
Cash flows from investing activities:
Investments in investees	(2,000)	—	(1,200)
Proceeds from sale of investments	8,079	15,110	—
Acquisition of businesses, net of cash acquired	(4,000)	—	—
Proceeds from the sale of property, plant and equipment	66,026	245	671
Capital expenditures	(32,156)	(33,682)	(12,741)
Net cash provided by (used in) investing activities	35,949	(18,327)	(13,270)
Cash flows from financing activities:
Issuance of common stock	—	—	76,062
Issuance of 2023 Convertible Notes, including to related parties	—	—	200,293
Debt issuance costs	(188)	—	(7,762)
Proceeds from the exercise of common stock options and warrants	1,080	756	(3)
Borrowings on lines of credit	1,684,713	1,107,866	294,780
Repayments of lines of credit	(1,695,956)	(1,143,698)	(359,322)
Redemption of 2033 Senior Notes	—	—	(28,800)
Net cash (used in) provided by financing activities	(10,351)	(35,076)	175,248
Effect of exchange rate changes on cash and cash equivalents	(1,436)	686	(477)
Net increase (decrease) in cash and cash equivalents	62,499	(13,241)	(11,021)
Cash and cash equivalents at beginning of period	72,211	85,452	96,473
Cash and cash equivalents at end of period	$134,710	$72,211	$85,452
SUPPLEMENTAL INFORMATION:
Interest paid	$8,515	$10,908	$11,873
Income taxes paid, net of refunds	$5,969	$(903)	$2,667
Operating lease right-of-use assets due to adoption of ASU No. 2016-02	$—	$—	$39,380
Operating lease liabilities due to adoption of ASU No. 2016-02	$—	$—	$39,703
Operating lease right-of-use assets obtained in exchange for lease obligations	$6,493	$—	$—
Non-cash financing:
Shares issued upon the conversion of:
Common Stock options and warrants, surrendered in net exercise	$—	$—	$20

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Business and Organization
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories, Inc. (“BioReference”), one of the nation’s largest full service laboratories with an almost 250-person sales and marketing team to drive growth and leverage new products. Our pharmaceutical business features Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency and a pipeline of products in various stages of development. Our leading product in development is Somatrogon (hGH-CTP), a once-weekly human growth hormone for which we have partnered with Pfizer, Inc. (“Pfizer”) and successfully completed a phase 3 study in August 2019. Regulatory applications for Somatrogon have been submitted to several countries around the world for review. In February 2022, the European Commission granted marketing authorization in the European Union for Somatrogon under the brand name NGENLA® to treat children and adolescents from as young as 3 years of age with growth disturbance due to insufficient secretion of growth hormone. In January 2022, the Ministry of Health, Labour and Welfare in Japan approved NGENLA® (Somatrogon) for the long-term treatment of pediatric patients who have growth failure due to an inadequate secretion of endogenous growth hormone. In October 2021, Health Canada approved NGENLA® for the long-term treatment of pediatric patients who have growth hormone deficiency, and Australia’s Therapeutic Goods Administration approved NGENLA® for the long-term treatment of pediatric patients with growth disturbance due to insufficient secretion of growth hormone. We also submitted the initial Biologics License Application (“BLA”) with the FDA for approval of Somatrogon (hGH-CTP) in the United States and Pfizer received a Complete Response Letter in January 2022. Pfizer and OPKO are evaluating the FDA’s comments and will work with the agency to determine the best path forward for Somatrogon (hGH-CTP) in the United States. We are incorporated in Delaware, and our principal executive offices are located in leased offices in Miami, Florida.
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
On January 18, 2022, Sema4 Holdings Corp. (“Sema4”) and OPKO announced they had signed an Agreement and Plan of Merger and Reorganization (the “GeneDx Merger Agreement”) with Sema4 Holdings Corp., a Delaware corporation (“Sema4”), pursuant to which Sema4 has agreed to acquire OPKO’s wholly owned subsidiary, GeneDx, Inc. (“GeneDx”), subject to satisfaction of customary closing conditions (the “GeneDx Transaction”). The GeneDx Transaction is expected to close in the second quarter of 2022.
Under the terms of the GeneDx Merger Agreement, Sema4 has agreed to acquire GeneDx for an upfront payment of $150 million in cash plus 80.0 million shares in Sema4, with up to an additional $150 million revenue-based milestones over the next two years (which will be payable in cash or Sema4 shares at Sema4’s discretion). Based on the closing stock price of Sema4 as of January 14, 2022, the total upfront consideration represents approximately $473 million, and the total aggregate consideration including potential milestones is approximately $623 million.
As of December 31, 2021, GeneDx met the held-for-sale accounting criteria and the related assets and liabilities are classified as held for sale in the consolidated balance sheet. Depending upon the value Sema4 shares upon closing of the transaction, an impairment charge may be incurred. GeneDx was included in our diagnostics segment as of December 31, 2021.

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
Revenue from services for the year ended December 31, 2021 increased by $344.9 million as compared to 2020 due to COVID-19 testing volumes. We are unable to predict how long the demand will continue for our COVID-19 related testing, or whether pricing and reimbursement policies for testing will sustain. In addition, in the second half of 2021, overall demand for COVID-19 testing has declined, and accordingly, the sustainability of our COVID-19 testing volumes is uncertain. Additionally, beginning in March 2020, BioReference experienced a decline in testing volumes due to the COVID-19 pandemic; however as stay at home orders and other restrictions have been lifted, we have seen our routine clinical and genomic testing volumes trending towards normalization with prior periods. Should stay at home orders or other restrictions be reenacted, we could see our routine testing levels decline. Excluding COVID-19 test volumes, for the year ended December 31, 2021, genomic and routine clinical test volume increased 26.4% and 6.9% as compared to volumes for the year ended December 31, 2020. Additionally, sales of Rayaldee have not increased in accordance with its expected growth trajectory as a result of challenges in onboarding new patients due to the COVID-19 pandemic. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home or shelter-in-place policies.
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
We have received, or expect to receive a number of benefits under the CARES Act including, but not limited to:
•During the year ended December 31, 2020, we received approximately $14 million under The Centers for Medicare & Medicaid Services (CMS) Accelerated and Advance Payment Program, which provides accelerated payments to Medicare providers/suppliers working to provide treatment to patients and combat the COVID-19 pandemic, and the amounts advanced are loans which will be offset against future claims and were repaid in 2021. These loans are initially recorded as contract liabilities included in Accrued expenses and are reduced as the amounts are recouped by CMS;
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
Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which are used in our testing laboratories. Inventory obsolescence expense for the years ended December 31, 2021, 2020 and 2019 was $6.5 million, $4.4 million and $2.3 million, respectively.
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
Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting. Refer to Note 6. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions at December 31, 2021 and 2020, was $1.4 billion and $1.7 billion, respectively.
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

Goodwill was $520.6 million and $680.6 million, respectively, at December 31, 2021 and 2020. In addition, at December 31, 2021, Assets held for sale includes $151.8 million of goodwill related to GeneDx. Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value.
Net intangible assets at December 31, 2021 and 2020, other than goodwill were $911.9 million and $1.1 billion, respectively, including IPR&D of $590.2 million. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products and IPR&D. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges may occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment.
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
No impairment charges were recognized for the year ended December 31. 2021 and December 31, 2020. Impairment charges for the year ended December 31, 2019 were $92.4 million and consisted of a goodwill impairment charge of $26.2 million to write the carrying amount of the OPKO Diagnostics, CURNA and Transition Therapeutics reporting units down to their estimated fair value, an impairment charge of $44.8 million to write our IPR&D assets for OPK88003 and CURNA’s platform technology for oligonucleotide therapeutics down to their estimated fair value, and an impairment charge of $20.7 million to write our intangible asset for the Claros Analyzer down to its estimated fair value as a result of our testing. These impairment charges for the year ended December 31, 2019, resulted from liquidity constraints, longer than expected development timelines and changes in the competitive landscape, which resulted in changes to our estimates and assumptions of the expected future cash flows of the reporting units focused on the development of the Claros Analyzer, OPK88003 and CURNA’s platform technology.
We believe that our estimates and assumptions in testing goodwill and other intangible assets, including IPR&D, for impairment are reasonable and otherwise consistent with assumptions that marketplace participants would use in their estimates of fair value. However, if future results are not consistent with our estimates and assumptions, including as a result of the COVID-19 global pandemic, then we may be exposed to additional impairment charges, which could be material. Our 2021 impairment test of the OPKO Biologics reporting unit, including IPR&D related to Somatrogon, indicated an excess of estimated fair value over the carrying amount of approximately 19%. We submitted the initial BLA with the FDA for approval of Somatrogon (hGH-CTP) in the United States and Pfizer received a Complete Response Letter in January 2022. Pfizer and OPKO are evaluating the FDA’s comments and will work with the agency to determine the best path forward for Somatrogon in the United States. If we are unable to successfully commercialize Somatrogon in the U.S., or changes in projections and assumptions negatively impact our forecast of net cash flows, we may be exposed to a material impairment charge related to the IPR&D for Somatrogon.
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $50.3 million, $56.4 million and $64.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense from operations for our intangible assets is expected to be $38.1 million, $37.0 million, $36.8 million, $35.5 million and $34.2 million for the years ended December 31, 2022, 2023, 2024, 2025 and 2026, respectively.
Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered equity securities as of December 31, 2021 and 2020 are predominately carried at fair value. Our debt under the credit agreement with JPMorgan Chase Bank, N.A. approximates fair value due to the variable rate of interest applicable to such debt.

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
Derivative financial instruments. We record derivative financial instruments on our Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At December 31, 2021 and 2020, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in the fair values of our derivatives instruments, net, in our Consolidated Statement of Operations. Refer to Note 20.
Property, plant and equipment. Property, plant and equipment are recorded at cost or fair value if acquired in a business combination. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under finance leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, and automobiles - 3-5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation expense was $28.4 million, $29.0 million and $29.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Assets held under finance leases are included within Property, plant and equipment, net in our Consolidated Balance Sheets and are amortized over the shorter of their useful lives or the expected term of their related leases.
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
We operate in various countries and tax jurisdictions globally. For the year ended December 31, 2021, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions that do not result in a tax benefit.
Included in Other long-term liabilities is an accrual of $3.2 million related to uncertain tax positions involving income recognition. We recognize that local tax law is inherently complex and the local taxing authorities may not agree with certain tax positions taken. In connection with an examination of a 2014 and 2015 tax return in a foreign jurisdiction, the taxing authority has issued an initial income tax assessment of approximately $66 million (including interest). We are protesting this assessment as we believe that it is without technical merit. We expect to exhaust all administrative and judicial remedies necessary to resolve the matter, which could be a lengthy process. There can be no assurance that this matter will be resolved in our favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.
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
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk because the related healthcare programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. At December 31, 2021 and 2020, receivable balances (net of explicit and implicit price concessions) from Medicare and Medicaid were 8% and 6%, respectively, of our consolidated Accounts receivable, net. At December 31, 2021 and 2020, receivable balances (net of explicit and implicit price concessions) due directly from states, cities and other municipalities, specifically related to our real-time reverse-transcription polymerase chain reaction (real-time RT-PCR) assay to detect COVID-19, were 4.1% and 6.3% of our consolidated accounts receivable, net.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At December 31, 2021 and 2020, receivables due from patients represent approximately 1.7% and 0.7%, respectively, of our consolidated Accounts receivable, net.
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for credit losses was $1.8 million and $2.1 million at December 31, 2021 and 2020, respectively. The credit loss expense for the years ended December 31, 2021, 2020 and 2019 was $0.4 million, $0.2 million and $0.5 million, respectively.
Equity-based compensation. We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits realized from the exercise of stock options as cash flows from operations. During the years ended December 31, 2021, 2020 and 2019, we recorded $13.6 million, $8.9 million and $13.4 million, respectively, of equity-based compensation expense.
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
Foreign currency translation. The financial statements of certain of our foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are generally translated at the rate of exchange to the U.S. dollar on the balance sheet date and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of Other income (expense), net within the Consolidated Statement of Operations and foreign currency translation gains (losses) have been included as a component of the Consolidated Statement of Comprehensive Income (Loss). During the years ended December 31, 2021, 2020 and 2019, we recorded $(1.4) million, $1.6 million and $0.4 million, respectively of transaction gains (losses).
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

A total of 62,204,391, 70,029,480 and 67,765,380 potential shares of Common Stock have been excluded from the calculation of diluted net income (loss) per share for the years ended December 31, 2021, 2020 and 2019, respectively, because their inclusion would be antidilutive. A full presentation of diluted earnings per share has not been provided because the required adjustments to the numerator and denominator resulted in diluted earnings per share equivalent to basic earnings per share.
During the year ended December 31, 2021, 445,437 Common Stock options to purchase shares of our Common Stock were exercised, resulting in the issuance of 445,437 shares of Common Stock. Of the 445,437 Common Stock options exercised, 0 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.
During the year ended December 31, 2020, 206,875 Common Stock options to purchase shares of our Common Stock were exercised, resulting in the issuance of 206,875 shares of Common Stock. Of the 206,875 Common Stock options exercised, 0 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.
During the year ended December 31, 2019, 24,877 Common Stock options to purchase shares of our Common Stock were exercised, resulting in the issuance of 19,232 shares of Common Stock. Of the 24,877 Common Stock options exercised, 5,645 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.

Note 5 Investments
Investments
The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of December 31, 2021 and 2020:

(in thousands)	As of December 31, 2021		As of December 31, 2020
Investment type	Investment Carrying Value	Underlying Equity in Net Assets	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$263	$3,577	$426	$2,252
Variable interest entity, equity method	816	3,043	1,060	9
Equity securities	4,226		14,136
Equity securities with no readily determinable fair value	5,408		35
Warrants and options	16		74
Total carrying value of investments	$10,729		$15,731
Equity method investments
Our equity method investments consist of investments in Pharmsynthez (ownership 9%), Cocrystal Pharma, Inc. (“COCP”) (3%), Non-Invasive Monitoring Systems, Inc. (“NIMS”) (1%), Neovasc Inc. (“Neovasc”) (1%), InCellDx, Inc. (“InCellDx”) (29%), BioCardia, Inc. (“BioCardia”) (1%), and Xenetic Biosciences, Inc. (“Xenetic”) (1%). The aggregate amount of assets, liabilities, and net losses of our equity method investees as of and for the year ended December 31, 2021 were $223.6 million, $37.9 million, and $69.4 million, respectively. The aggregate total assets, liabilities, and net losses of our equity method investees as of and for the year ended December 31, 2020 was $90.9 million, $28.4 million, and $75.4 million, respectively. We have determined that we and/or our related parties can significantly influence control of our equity method investments through our board representation and/or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market price of their respective shares of common stock and the number of shares held by us as of December 31, 2021 and 2020 was $4.5 million and 7.5 million, respectively.
Investments in Equity securities
Our equity securities consist of investments in Phio Pharmaceuticals (“Phio”) (ownership 0.01%), VBI Vaccines Inc. (“VBI”) (1%), ChromaDex Corporation (“ChromaDex”) (0.1%), Eloxx Pharmaceuticals, Inc. (“Eloxx”) (2%), CAMP4 Therapeutics Corporation (“CAMP4”) (4.58%), and HealthSnap, Inc. (6.46%). We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of these investments. Accordingly, we account for our investment in these entities as equity securities, and we record changes in the fair value of these investments in Other income (expense) each reporting period when they have readily determinable fair value. Equity securities without a readily determinable fair value are adjusted to fair value when there is an observable price change. Net gains and losses on our equity securities for the year ended December 31, 2021, 2020 and 2019 are as follows:

	For the year ended December 31
(in thousands)	2021	2020	2019
Equity Securities:
Net gains and (losses) recognized during the period on equity securities	$(1,832)	$10,376	$(7,443)
Less: Net gains realized during the period on equity securities	(2,981)	(10,324)	—
Unrealized net gains and losses recognized during the period on equity securities still held at the reporting date	$(4,813)	$52	$(7,443)
Sales of investments
Gains (losses) included in earnings from sales of our investments are recorded in Other income (expense), net in our Consolidated Statement of Operations. The cost of securities sold is based on the specific identification method.

Warrants and options
In addition to our equity method investments and equity securities, we hold options to purchase 47 thousand additional shares of BioCardia, all of which were vested as of December 31, 2021 and 2020, and 33 thousand, 0.7 million to purchase additional shares of COCP and InCellDx, Inc., respectively. We recorded the changes in the fair value of the options and warrants in Fair value changes of derivative instruments, net in our Consolidated Statement of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Consolidated Balance Sheet. See further discussion of the Company’s options and warrants in Note 19 and Note 20.
Investments in variable interest entities
We have determined that we hold variable interests in LeaderMed Health Group Limited (“LeaderMed”), Detect Genomix, LLC (“Detect Genomix”) and Zebra Biologics, Inc. (“Zebra”). We made this determination as a result of our assessment that they do not have sufficient resources to carry out their principal activities without additional financial support.
On September 14, 2021, we and LeaderMed Health Group Limited (“LeaderMed”), a pharmaceutical development company with operations based in Asia, announced the formation of a joint venture to develop, manufacture and commercialize two of OPKO’s clinical stage, long-acting drug products in Greater China and eight other Asian territories. Under the terms of the agreements, we have granted the joint venture exclusive rights to develop, manufacture and commercialize (a) OPK88003, an oxyntomodulin analog being developed for the treatment of obesity and diabetes, and (b) Factor VIIa-CTP, a novel long-acting coagulation factor being developed to treat hemophilia, in exchange for 4,703 shares 47% ownership interest in the joint venture. In addition, we received an upfront payment of $1.0 million and will be reimbursed for clinical trial material and technical support we provide the joint venture.
In order to determine the primary beneficiary of the joint venture, we evaluated our investment and our related parties’ investment, as well as our investment combined with the related parties’ investment to identify if we had the power to direct the activities that most significantly impact the economic performance of the joint venture. Based on the capital structure, governing documents and overall business operations of the joint venture, we determined that, while a VIE, we do not have the power to direct the activities that most significantly impact the joint venture’s economic performance and do not have an obligation to fund expected losses. We did determine, that we can significantly influence control of the joint venture through our board representation and voting power. Therefore, we have the ability to exercise significant influence over the joint venture’s operations and account for our investment in the joint venture under the equity method.
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
Our initial capital investment in Detect Genomix was $245,000 for which we received a 49% ownership interest in Detect Genomix. We are required to make additional capital contributions to Detect Genomix in accordance with our percentage interests if Detect Genomix is unable to generate positive cash flow from operations or is unable to obtain alternative financing. We have not made any other investments in or loans to Detect Genomix through December 31, 2021. In January 2022, the Detect Genomix agreement was terminated.
In order to determine the primary beneficiary of Detect Genomix, we evaluated our investment to identify if we had the power to direct the activities that most significantly impact the economic performance of Detect Genomix. Based on the capital structure, governing documents and overall business operations of Detect Genomix, we determined that, while a VIE, we do not have the power to direct the activities that most significantly impact Detect Genomix’s economic performance. We determined, however, that we can significantly influence control of Detect Genomix through our board representation and voting power. Therefore, we have the ability to exercise significant influence over Detect Genomix’s operations and account for our investment in Detect Genomix under the equity method. The joint venture was dissolved in January 2022.
We own 1,260,000 shares of Zebra Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29% at December 31, 2021 and 2020). Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a former member of our Board of Directors, was a founder of Zebra. Dr. Frost serves as a member of Zebra’s Board of Directors.
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

Note 6 Composition of Certain Financial Statement Captions

	For the years ended December 31,
(In thousands)	2021	2020
Accounts receivable, net
Accounts receivable	$261,476	$288,369
Less: allowance for doubtful accounts	(1,839)	(2,055)
	$259,637	$286,314
Inventories, net
Consumable supplies	$39,447	$86,779
Finished products	44,107	36,831
Work in-process	1,615	5,268
Raw materials	6,112	5,784
Less: inventory reserve	(4,779)	(2,321)
	$86,502	$132,341
Other current assets and prepaid expenses
Prepaid supplies	$10,641	$7,259
Prepaid insurance	4,383	3,803
Taxes recoverable	5,598	13,440
Other receivables	353	2,502
Other	6,195	5,309
	$27,170	$32,313
Property, plant and equipment, net:
Machinery, medical and other equipment	$127,633	$193,152
Leasehold improvements	27,478	40,742
Furniture and fixtures	11,638	13,547
Automobiles and aircraft	12,602	10,537
Software	14,507	14,726
Building	10,661	21,848
Land	2,421	2,602
Construction in process	6,113	8,169
Less: accumulated depreciation	(133,326)	(164,769)
	$79,727	$140,554
Intangible assets, net:
Customer relationships	$314,823	$448,751
Technologies	246,101	296,623
Trade names	49,770	49,820
Covenants not to compete	12,920	16,334
Licenses	5,766	5,766
Product registrations	6,995	8,025
Other	6,128	6,513
Less: accumulated amortization	(320,820)	(356,830)
	$321,683	$475,002

	For the years ended December 31,
(In thousands)	2021	2020
Accrued expenses:
Inventory received but not invoiced	$40,446	$72,160
Employee benefits	45,939	43,300
Commitments and contingencies	27,819	15,454
Clinical trials	4,867	7,112
Finance leases short-term	2,257	2,453
Professional fees	2,121	4,985
Contingent consideration	487	1,188
Contract liabilities	258	15,783
Other	69,299	78,434
	$193,493	$240,869

Other long-term liabilities:
Finance leases long-term	$2,924	$2,805
Contingent consideration	2,350	4,507
Mortgages and other debts payable	2,224	3,837
Contract liabilities	208	595
Other	7,356	25,328
	$15,062	$37,072
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
As of December 31, 2021, GeneDx met the held-for-sale accounting criteria and the related assets and liabilities are recognized at the lower of carrying value or fair value less costs to sell in the consolidated balance sheet. In addition, at December 31, 2021, Assets held for sale includes $151.8 million of goodwill related to GeneDx. The changes in value of the intangible assets and goodwill during the year ended December 31, 2020, are primarily due to foreign currency fluctuations between the Chilean Peso, the Euro and the Shekel against the U.S. dollar. The changes in value of the intangible assets and goodwill during the year ended December 31, 2019 are primarily due to an impairment charge of $44.8 million to write our IPR&D assets for OPK88003 and CURNA’s platform technology for oligonucleotide therapeutics down to their estimated fair value, a goodwill impairment charge of $26.2 million to write the carrying amount of the OPKO Diagnostics, CURNA and Transition Therapeutics reporting units down to their estimated fair value, and an impairment charge of $20.7 million to write our intangible asset for the Claros Analyzer down to its estimated fair value.
The following table reflects the changes in the allowance for doubtful accounts, provision for inventory reserve and tax valuation allowance accounts:

(In thousands)	Beginning balance	Charged to expense	Written-off	Charged to other	Ending balance
2021
Allowance for doubtful accounts	$(2,055)	(369)	585	—	$(1,839)
Inventory reserve	$(2,321)	(6,461)	4,003	—	$(4,779)
Tax valuation allowance	$(303,326)	34,496	—	8,433	$(260,397)
2020
Allowance for doubtful accounts	$(1,934)	(232)	111	—	$(2,055)
Inventory reserve	$(2,537)	(4,387)	4,603	—	$(2,321)
Tax valuation allowance	$(193,256)	(110,070)	—	—	$(303,326)

The following table summarizes the changes in Goodwill by reporting unit during the years ended December 31, 2021 and 2020.

	2021					2020
(In thousands)	Gross goodwill at January 1	Cumulative impairment at January 1	Goodwill impairment	Foreign exchange and other	Balance at December 31st	Gross goodwill at January 1	Cumulative impairment at January 1	Goodwill impairment	Foreign exchange and other	Balance at December 31st
Pharmaceuticals
CURNA	$4,827	$(4,827)	$—	$—	$—	$4,827	$(4,827)	$—	$—	$—
Rayaldee	93,418	—	—	(6,865)	86,554	85,605	—	—	7,813	93,418
FineTech	11,698	(11,698)	—	—	—	11,698	(11,698)	—	—	—
OPKO Biologics	139,784	—	—	—	139,784	139,784	—	—	—	139,784
OPKO Chile	4,505	—	—	(745)	3,760	4,348	—	—	157	4,505
OPKO Health Europe	8,086	—	—	(608)	7,478	7,394	—	—	692	8,086
OPKO Mexico	100	(100)	—	—	—	100	(100)	—	—	—
Transition Therapeutics	3,421	(3,421)	—	—	—	3,421	(3,421)	—	—	—

Diagnostics
BioReference	434,809	—	—	(151,784)	283,025	434,809	—	—	—	434,809
OPKO Diagnostics	17,977	(17,977)	—	—	—	17,977	(17,977)	—	—	—
	$718,625	$(38,023)	$—	$(160,002)	$520,601	$709,963	$(38,023)	$—	$8,662	$680,602

Foreign exchange and other amounts for the year ended December 31, 2021 includes amounts related to GeneDx which is included as Assets held for sale at December 31, 2021.

Note 7 Debt
As of December 31, 2021 and 2020, our debt consists of the following:

(In thousands)	As of December 31, 2021	As of December 31, 2020
2025 Notes	$119,360	$156,163
2023 Convertible Notes	65,525	62,776
2033 Senior Notes	3,050	3,050
JP Morgan Chase	—	7,057
Chilean and Spanish lines of credit	13,672	15,897
Current portion of notes payable	1,022	1,749
Long term portion of notes payable	2,642	4,513
Total	$205,272	$251,205

Balance sheet captions
Convertible Notes	$187,935	$221,989
Current portion of lines of credit and notes payable	14,695	24,703
LT notes payable included in long-term liabilities	2,642	4,513
Total	$205,272	$251,205
On February 25, 2020, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $100 million. The line of credit called for a commitment fee equal to 0.25% per annum of the unused portion of the line. No funds were borrowed under this line of credit and we terminated this line of credit in June 2021.
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
In conjunction with the issuance of the 2025 Notes, we agreed to loan up to 30,000,000 shares of our Common Stock to affiliates of the underwriter in order to assist investors in the 2025 Notes to hedge their position. Following consummation of the Exchange, the number of outstanding borrowed shares of Common Stock was reduced by 8,105,175 shares. As of December 31, 2021 and 2020, a total of 21,144,825 and 29,250,000 shares were issued under the share lending arrangement, respectively. We will not receive any of the proceeds from the sale of the borrowed shares, but we received a one-time nominal fee of $0.3 million for the newly issued shares. Shares of our Common Stock outstanding under the share lending arrangement are excluded from the calculation of basic and diluted earnings per share. See Note 4.
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
The following table sets forth information related to the 2025 Notes which is included in our Consolidated Balance Sheet as of December 31, 2021:

(In thousands)	2025 Senior Notes	Discount	Debt Issuance Costs	Total
Balance at December 31, 2020	$200,000	$(39,537)	$(4,300)	$156,163
Amortization of debt discount and debt issuance costs	—	6,639	723	7,362
Conversion	(55,420)	10,151	1,104	(44,165)
Balance at December 31, 2021	$144,580	$(22,747)	$(2,473)	$119,360
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
On August 30, 2021, the Credit Agreement was amended and restated (the “A&R Credit Agreement”). The A&R Credit Agreement is guaranteed by all of BioReference’s domestic subsidiaries. The A&R Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the A&R Credit Agreement is based on a borrowing base composed of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of December 31, 2021, $64.8 million remained available for borrowing under the Credit Agreement. Principal under the Credit Agreement is due upon maturity on August 30, 2024.
At BioReference’s option, borrowings under the A&R Credit Agreement (other than swingline loans) bear interest at (i) the CB floating rate (defined as the higher of (a) the prime rate and (b) the LIBOR rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) for an interest period of one month plus 2.50%) plus an applicable margin of 0.75% or (ii) the LIBOR rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) plus an applicable margin of 1.75%. Swingline loans will bear interest at the CB floating rate plus the applicable margin. The A&R Credit Agreement also calls for other customary fees and charges, including an unused commitment fee of 0.375% if the average quarterly availability is 50% or more of the revolving commitment, or 0.25% if the average quarterly availability is less than or equal to 50% of the revolving commitments.
As of December 31, 2021 and 2020, no amount and $7.1 million, respectively, was outstanding under the A&R Credit Agreement.
The A&R Credit Agreement contains customary covenants and restrictions, including, without limitation, covenants that require BioReference and its subsidiaries to maintain a minimum fixed charge coverage ratio if availability under the new credit facility falls below a specified amount and to comply with laws and restrictions on the ability of BioReference and its subsidiaries to incur additional indebtedness or to pay dividends and make certain other distributions to the Company, subject to certain exceptions as specified therein. Failure to comply with these covenants would constitute an event of default under the A&R Credit Agreement, notwithstanding the ability of BioReference to meet its debt service obligations. The A&R Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the A&R Credit Agreement and execution upon the collateral securing obligations under the A&R Credit Agreement. Substantially all the assets of BioReference and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to the Company, subject to certain exceptions. As of December 31, 2021, BioReference and its subsidiaries had net assets of approximately $1,103.6 million, which included goodwill of $283.0 million and intangible assets of $204.4 million.
In addition to the A&R Credit Agreement with CB, we had line of credit agreements with eleven other financial institutions as of December 31, 2021 and 2020 in the U.S., Chile and Spain. These lines of credit are used primarily as a source of working capital for inventory purchases.
The following table summarizes the amounts outstanding under the BioReference, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings at December 31, 2021	Credit line capacity	December 31, 2021	December 31, 2020
JP Morgan Chase	3.25%	$75,000	$—	$7,057
Itau Bank	5.50%	1,900	1,603	2,353
Bank of Chile	6.60%	2,275	1,048	1,494
BICE Bank	5.50%	2,500	850	1,166
Security Bank	5.50%	1,400	1,111	262
Estado Bank	5.50%	4,700	2,540	2,127
Santander Bank	5.50%	4,500	503	3,025
Scotiabank	5.50%	4,500	567	1,829
BCI Bank	5.00%	2,515	2,515	—
Corpbanca	5.00%	2,935	2,935	3,641
Banco De Sabadell	1.75%	567	—	—
Banco Bilbao Vizcaya	1.82%	567	—	—
Total		$103,359	$13,672	$22,954
At December 31, 2021 and 2020, the weighted average interest rate on our lines of credit was approximately 5.4% and 4.9%, respectively.
At December 31, 2021 and 2020, we had notes payable and other debt (excluding the 2033 Senior Notes, the 2023 Convertible Notes, the 2025 Notes, the Credit Agreement and amounts outstanding under lines of credit described above) as follows:

(In thousands)	December 31, 2021	December 31, 2020
Current portion of notes payable	$1,022	$1,749
Other long-term liabilities	2,642	4,513
Total	$3,664	$6,262
The notes and other debt mature at various dates ranging from 2022 through 2026 bearing variable interest rates from 0.7% up to 3.8%. The weighted average interest rate on the notes and other debt was 1.5% and 2.9% on December 31, 2021 and 2020. The notes are partially secured by our office space in Barcelona.
Note 8 Shareholders’ Equity
Our authorized capital stock consists of 1,000,000,000 shares of Common Stock, par value $0.01 per share, and 10,000,000 shares of Preferred Stock, par value $0.01 per share.
Sales of Common Stock
On October 29, 2019, we issued 50 million shares of our Common Stock at a price of $1.50 per share in an underwritten public offering (the “2019 Stock Offering”), resulting in net proceeds to the Company of approximately $70 million, after deducting underwriting commissions and offering expenses. In November 2019, pursuant to an option the Company granted the underwriters, we issued an additional 4,227,749 shares at $1.50 per share, less underwriting discounts and commissions, resulting in net proceeds of approximately $6 million. Drs. Frost and Hsiao and Mr. Steven Rubin, members of OPKO’s senior management purchased an aggregate of 2,415,000 shares in the 2019 Stock Offering.
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
Of the authorized Preferred Stock, 4,000,000 shares, 500,000 shares and 2,000,000 shares were designated Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, respectively. As of December 31, 2021 and 2020, there were no shares of Series A Preferred Stock, Series C Preferred Stock or Series D Preferred Stock issued or outstanding.
Note 9 Accumulated Other Comprehensive Income (Loss)
For the year ended December 31, 2021, changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(In thousands)	Foreign currency translation
Balance at December 31, 2020	$(4,225)
Other comprehensive loss	(26,270)
Balance at December 31, 2021	$(30,495)
For the year ended December 31, 2020, changes in Accumulated other comprehensive income, net of tax, were as follows:

(In thousands)	Foreign currency translation
Balance at December 31, 2019	$(22,070)
Other comprehensive income	17,845
Balance at December 31, 2020	$(4,225)
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
We classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those equity awards (excess tax benefits) as cash flows from operations. There were no excess tax benefits for the years ended December 31, 2021, 2020, and 2019.
Valuation and Expense Information
We recorded equity-based compensation expense of $13.6 million, $8.9 million and $13.4 million for the years ended December 31, 2021, 2020, and 2019, respectively, all of which were reflected as operating expenses. Of the $13.6 million of equity based compensation expense recorded for the year ended December 31, 2021, $10.4 million was recorded as selling, general and administrative expenses, $1.9 million was recorded as research and development expenses and $1.3 million was recorded as a cost of revenue. Of the $8.9 million of equity based compensation expense recorded for the year ended December 31, 2020, $6.8 million was recorded as selling, general and administrative expense, $1.8 million was recorded as research and development expenses and $0.3 million was recorded as a cost of revenue. Of the $13.4 million of equity based compensation expense recorded for the year ended December 31, 2019, $9.7 million was recorded as selling, general and administrative expense, $2.0 million was recorded as research and development expenses and $1.6 million was recorded as cost of revenue.
As of December 31, 2021, there was $33.3 million of unrecognized compensation cost related to the stock options granted under our equity-based incentive compensation plans. Such cost is expected to be recognized over a weighted-average period of approximately 1.82 years.
Stock Options
We estimate the fair value of each stock option on the date of grant using the Black-Scholes-Merton Model option-pricing formula and amortize the fair value to expense over the stock option’s vesting period using the straight-line attribution approach. We account for forfeitures as they occur and apply the following assumptions in our Black-Scholes-Merton Model option-pricing formula:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Expected term (in years)	3.75 - 10.0	4.0 - 10.0	3.0 - 10.0
Risk-free interest rate	0.34% - 1.34%	0.16% - 1.41%	1.35% - 2.63%
Expected volatility	58% - 78.94%	56% - 76%	54% - 63%
Expected dividend yield	0%	0%	0%
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
We maintain incentive stock plans that provide for the grants of stock options to our directors, officers, employees and non-employee consultants. As of December 31, 2021, there were 11,555,335 shares of Common Stock reserved for issuance under our equity-based incentive plans. We intend to issue new shares upon the exercise of stock options. Stock options granted under these plans have been granted at an option price equal to the closing market value of the stock on the date of the grant. Stock options granted under these plans to employees typically become exercisable over four years in equal annual installments after the date of grant, and stock options granted to non-employee directors become exercisable in full one-year after the grant date, subject to, in each case, continuous service with us during the applicable vesting period. We assumed stock options to grant Common Stock as part of the mergers with Acuity Pharmaceuticals, Inc., Froptix, Inc., OPKO Biologics and BioReference, which reflected various vesting schedules, including monthly vesting to employees and non-employee consultants.

A summary of option activity under our stock option plans as of December 31, 2021, and the changes during the year is presented below:

Options	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2020	38,587,921	$6.45	6.78	$26,054
Granted	12,736,376	$4.36
Exercised	(445,437)	$2.43
Forfeited	(2,592,195)	$3.53
Expired	(819,523)	$8.98
Outstanding at December 31, 2021	47,467,142	$6.04	6.58	$42,807
Vested and expected to vest at December 31, 2021	47,467,142	$6.04	6.58	$42,807
Exercisable at December 31, 2021	26,466,365	$8.00	4.91	$16,725
The total intrinsic value of stock options exercised for the years ended December 31, 2021, 2020, and 2019 was $0.8 million, $0.4 million and $0.1 million, respectively.
The weighted average grant date fair value of stock options granted for the years ended December 31, 2021, 2020, and 2019 was $2.68, $1.39, and $1.15, respectively. The total fair value of stock options vested during the years ended December 31, 2021, 2020, and 2019 was $8.1 million, $10.6 million and $18.6 million, respectively.
Note 11 Income Taxes
We operate and are required to file tax returns in the U.S. and various foreign jurisdictions.
The benefit (provision) for incomes taxes consists of the following:

	For the years ended December 31,
(In thousands)	2021	2020	2019
Current
Federal	$—	$(234)	$—
State	(2,536)	351	(89)
Foreign	(2,794)	(2,094)	(2,647)
	(5,330)	(1,977)	(2,736)
Deferred
Federal	(10,901)	(254)	333
State	1,280	933	125
Foreign	(538)	(16,319)	(4,782)
	(10,159)	(15,640)	(4,324)
Total, net	$(15,489)	$(17,617)	$(7,060)
Deferred income tax assets and liabilities as of December 31, 2021 and 2020 are comprised of the following:

(In thousands)	December 31, 2021	December 31, 2020
Deferred income tax assets:
Federal net operating loss	$76,646	$90,032
State net operating loss	56,583	54,074
Foreign net operating loss	17,106	17,452
Research and development expense	290	301
Tax credits	22,938	22,999
Stock options	30,324	26,683
Accruals	10,692	14,779
Equity investments	15,735	13,619
Bad debts	265	310
Lease liability	1,091	861
Foreign credits	9,829	9,819
Available-for-sale securities	2,582	2,473
Operating lease asset	14,554	9,842
Other	6,493	6,393
Deferred income tax assets	265,128	269,637
Deferred income tax liabilities:
Intangible assets	(80,230)	(73,122)
Convertible debt	(6,286)	(10,462)
Operating lease liability	(14,554)	(9,842)
Investment in subsidiaries	(42,140)	—
Fixed assets	(2,592)	(2,736)
Other	(1,638)	(2,082)
Deferred income tax liabilities	(147,440)	(98,244)
Net deferred income tax assets (liabilities)	117,688	171,393
Valuation allowance	(260,397)	(303,326)
Net deferred income tax liabilities	$(142,709)	$(131,933)
Note: Net deferred income tax liability balance includes $4.3 million recorded to Other Assets and $1.5 million recorded to Assets Held for Sale on the Consolidated Balance Sheet.
As of December 31, 2021, we have federal, state and foreign net operating loss carryforwards of approximately $470.2 million, $774.1 million and $86.8 million, respectively, that expire at various dates through 2041 unless indefinite in nature. As of December 31, 2021, we have research and development tax credit carryforwards of approximately $22.9 million that expire in varying amounts through 2041. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. We have determined a valuation allowance is required against all of our net deferred tax assets that we do not expect to be utilized by the reversing of deferred income tax liabilities.
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
During 2008, we conducted a study to determine the impact of the various ownership changes that occurred during 2007 and 2008. As a result, we have concluded that the annual utilization of our net operating loss carryforwards (“NOLs”) and tax credits is subject to a limitation pursuant to Internal Revenue Code Section 382. Under the tax law, such NOLs and tax credits are subject to expiration from 15 to 20 years after they were generated. As a result of the annual limitation that may be imposed on such tax attributes and the statutory expiration period, some of these tax attributes may expire prior to our being able to use them. There is no current impact on these financial statements as a result of the annual limitation. This study did not conclude whether OPKO’s predecessor, eXegenics, pre-merger NOLs were limited under Section 382. As such, of the $470.2 million of federal net operating loss carryforwards, at least approximately $41.0 million may not be able to be utilized.

During 2020, we conducted a study to determine whether any ownership changes occurred from 2009 through 2020. In 2021, the study has been updated and we have concluded that the annual utilization of our NOLs and tax credits is not subject to a limitation pursuant to Internal Revenue Code Section 382.
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
U.S. Federal: Under the tax statute of limitations applicable to the Internal Revenue Code, we are no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before 2018. However, because we are carrying forward income tax attributes, such as net operating losses and tax credits from those years, these attributes can still be audited when utilized on returns filed in the future.
State: Under the statute of limitations applicable to most state income tax laws, we are no longer subject to state income tax examinations by tax authorities for years before 2017 in states in which we have filed income tax returns. Certain states may take the position that we are subject to income tax in such states even though we have not filed income tax returns in such states and, depending on the varying state income tax statutes and administrative practices, the statute of limitations in such states may extend to years before 2017.
Foreign: Under the statute of limitations applicable to our foreign operations, we are generally no longer subject to tax examination for years before 2016 in jurisdictions where we have filed income tax returns.
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
Effective January 1, 2018, the Tax Act provides for a new GILTI provision. Under the GILTI provision, certain foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets are included in U.S. taxable income. The Company’s GILTI inclusion is immaterial for the year ended December 31, 2021. The Company has not recorded any deferred taxes for future GILTI inclusions as any future inclusions are expected to be treated as a period expense and offset by net operating loss carryforwards in the U.S.

Unrecognized Tax Benefits
As of December 31, 2021, 2020, and 2019, the total amount of gross unrecognized tax benefits was approximately $11.5 million, $14.0 million, and $17.2 million, respectively. As of December 31, 2021, the total amount of unrecognized tax benefits that, if recognized, would affect our effective income tax rate was $(7.9) million. We account for any applicable interest and penalties on uncertain tax positions as a component of income tax expense and we recognized $0.2 million and $(0.1) million of interest expense for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2020 and 2019, $(10.0) million and $(13.2) million of the unrecognized tax benefits, if recognized, would have affected our effective income tax rate. We believe it is reasonably possible that up to $3.2 million of unrecognized tax benefits may be recognized within the next twelve months, mainly due to an expected audit settlement.
The following summarizes the changes in our gross unrecognized income tax benefits.

	For the years ended December 31,
(In thousands)	2021	2020	2019
Unrecognized tax benefits at beginning of period	$13,954	$17,160	$17,513
Gross increases – tax positions in current period	166	441	884
Gross decreases – tax positions in prior period	(575)	(244)	(298)
Gross decreases – settlements with taxing authorities	(1,952)	(2,770)	—
Lapse of Statute of Limitations	(96)	(633)	(939)
Unrecognized tax benefits at end of period	$11,497	$13,954	$17,160
Other Income Tax Disclosures
The significant elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

	For the years ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	(7.9)%	17.4%	2.8%
Foreign income tax	21.6%	53.7%	(6.6)%
Income Tax Refunds	6.1%	(0.6)%	—%
Research and development tax credits	2.3%	(1.0)%	0.3%
Valuation allowance	235.4%	227.7%	(17.9)%
Rate change effect	(40.5)%	11.4%	0.4%
Non-deductible items	(67.0)%	5.2%	(1.7)%
Unrecognized tax benefits	11.3%	(5.0)%	—%
Impairments	—%	—%	(1.6)%
IPR&D benefit	—%	(309.6)%	—%
Stock options excess tax benefit	(3.8)%	10.6%	0.4%
Imputed interest	(6.3)%	2.5%	0.5%
Investment in subsidiaries	(287.6)%	—%	—%
Other	9.7%	3.2%	0.1%
Total	(105.7)%	36.5%	(2.3)%

Certain operations in Israel have been granted "Beneficiary Enterprise" status by the Israeli Income Tax Authority, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Beneficiary Enterprise program, beneficiary income that is attributable to our operations in Kiryat Gat, Israel will be exempt from income tax through 2023. The impact of the tax holiday on a per share basis for the year ended December 31, 2021 was a benefit of $0.02 per share.
The following table reconciles our income (loss) before income taxes between U.S. and foreign jurisdictions:

	For the years ended December 31,
(In thousands)	2021	2020	2019
Pre-tax income (loss):
U.S.	$(2,965)	$81,734	$(236,544)
Foreign	(11,690)	(33,531)	(71,321)
Total	$(14,655)	$48,203	$(307,865)
In 2021, we revised our position regarding unrepatriated foreign earnings to a partially reinvested assertion. We assert that all foreign earnings will be indefinitely reinvested, with the exception of certain foreign investments in which earnings and cash generation are in excess of local needs. With the passage of the Tax Act, dividends of earnings from non-U.S. operations are generally no longer subject to U.S. income tax. We continue to analyze and adjust the estimated impact of the non-U.S. income and withholding tax liabilities based on the source of these earnings, as well as the expected means through which those earnings may be taxed. We have accrued a withholding tax estimate of $1.8 million related to earnings that are not deemed to be permanently reinvested.
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
In August 2020, GeneDx entered into an agreement with Mednax Services, Inc. (“Mednax Services”), a subsidiary of MEDNAX, Inc., (“MEDNAX”) pursuant to which the parties formed a joint venture under the brand Detect Genomix. GeneDx’s initial capital investment in Detect Genomix was $245,000 for which GeneDx received a 49% ownership interest in Detect Genomix, and Mednax Services contributed $255,000 in exchange for a 51% ownership interest in Detect Genomix. Adam Logal, the Company’s CFO, was the chair and sat on the Board of Managers of the joint venture. Mednax Services provided administrative services to the joint venture pursuant to an administrative services agreement. GeneDx provided laboratory services to the joint venture. Dr. Roger Medel, a director of the Company, is the former Chief Executive Officer of MEDNAX and Mednax Services. Dr. Medel continues to serve on the board of MEDNAX. The joint venture was dissolved in January 2022.
On February 25, 2020, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $100 million. This line of credit called for a commitment fee equal to 0.25% per annum of the unused portion of the line. We terminated this line of credit in June 2021 and as of December 31, 2021, no amount was outstanding thereunder.
On October 29, 2019, we issued 50 million shares of our Common Stock at a price of $1.50 per share in the 2019 Stock Offering, resulting in net proceeds to the Company of approximately $70 million, after deducting underwriting commissions and offering expenses. In November 2019, pursuant to an option the Company granted the underwriters, we issued an additional 4,227,749 shares at the public offering price, less underwriting discounts and commissions, resulting in net proceeds to the Company of approximately $6 million. Drs. Frost and Hsiao and Mr. Steven Rubin, members of OPKO’s senior management purchased an aggregate of 2,415,000 shares of Common Stock in the 2019 Stock Offering.
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
The Company owns approximately 9% of Pharmsynthez, and Pharmsynthez is Xenetic’s largest and controlling stockholder. Dr. Richard Lerner, a director of the Company until his death on December 2, 2021, was a co-inventor of Xenetic’s technology and received 31,240 shares of Xenetic upon the closing of the Xenetic transactions described above. Adam Logal, our Senior Vice President and Chief Financial Officer, is a director of Xenetic.
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
We hold investments in Zebra (ownership 29%), Neovasc (1%), ChromaDex Corporation (0.1%), COCP (3%), NIMS (1%), Eloxx (2%), BioCardia (1%) and LeaderMed Health Group Limited (47%). These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. See further discussion of our investments in Note 5.
In the first quarter of 2019, we exercised Neovasc’s Series C warrants for $1.2 million and exchanged the Series A warrants and received a total of 22,660 additional shares of Neovasc common stock.
In November 2016, we entered into a Pledge Agreement with the Museum of Science, Inc. and the Museum of Science Endowment Fund, Inc. pursuant to which we contributed an aggregate of $1.0 million over a four-year period for constructing, equipping and the general operation of the Frost Science Museum. Dr. Frost and Mr. Richard Pfenniger serve on the Board of Trustees of the Frost Science Museum and Mr. Pfenniger is the Vice Chairman of the Board of Trustees.
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
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the years ended December 31, 2021, 2020, and 2019, we recognized approximately $105 thousand, $156 thousand, and $328 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.

Note 13 Employee Benefit Plans
Effective January 1, 2007, the OPKO Health Savings and Retirement Plan (the “Plan”) permits employees to contribute up to 100% of qualified pre-tax annual compensation up to annual statutory limitations. The discretionary company match for employee contributions to the Plan is 100% up to the first 4% of the participant’s earnings contributed to the Plan. Our matching contributions to our plans, including predecessor plans for BioReference, were approximately $9.6 million, $8.3 million and $8 million for the years ended December 31, 2021, 2020, and 2019 respectively.
Note 14 Commitments and Contingencies
In connection with our acquisitions of CURNA, OPKO Diagnostics and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of December 31, 2021, we recorded $2.8 million as contingent consideration, with $0.5 million recorded within Accrued expenses and $2.3 million recorded within Other long-term liabilities in the accompanying Consolidated Balance Sheets. Refer to Note 6.
On March 1, 2019, the Company received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice, Washington, DC. The CID sets forth document requests and interrogatories in connection with allegations that the Company and certain of its affiliates violated the False Claims Act and/or the Anti-Kickback Statute. On January 13, 2022, the Federal Government notified the U.S.D.C., Middle District Florida, Jacksonville Division, that it is declining to intervene in the matter but retains the right, via the Attorney General, to consent to any proposed dismals of the action by the Court. On February 9, 2022, the States of Florida, Georgia, and Commonwealth of Massachusetts notified the U.S.D.C., Middle District Florida, Jacksonville Division, that they are declining to intervene in the matter. Notwithstanding the above declinations, on February 17, 2022, the Company was served with the Relator’s Summons and Complaint (“Complaint”), which had been previously sealed. The complaint alleges violations of the False Claims Act, the California Fraud Preventions Act, the Florida False Claims Act, the Massachusetts False Claims Act, the Georgia False Medicaid Claims Act, and illegal kickbacks. The Company is reviewing and assessing the allegations made in the Complaint and, at this point, has not determined whether there is any merit to these claims nor can it determine the extent of any potential liability. While management cannot predict the outcome of these matters at this time, the ultimate outcome could be material to our business, financial condition, results of operations, and cash flows.
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
On April 8, 2019, MabVax Therapeutics Holdings, Inc. filed a lawsuit in the Superior Court of California, County of San Diego against a number of individuals and entities, including the Company, Dr. Frost, Steven Rubin, the Company’s Executive Vice President-Administration, and an entity affiliated with Dr. Frost, based on the allegations raised in the SEC Complaint. The lawsuit seeks an award for actual and punitive damages, pre- and post-judgment interest; that the defendants be required to make full disclosure and accounting of their interests and transactions in plaintiff’s securities; costs of the suit, and reasonable attorney’s fees; and such other legal and equitable relief as the Court may deem proper under the circumstances. On January 31, 2022, plaintiffs entered into a confidential mutual release and settlement agreement with the Company, Dr. Frost, Frost Gamma Investment Trust, and Steve Rubin (the “Settlement Agreement”). The Settlement Agreement is subject to the approval of United States Bankruptcy Court for the District of Delaware.
On April 5, 2019, former shareholders of Claros Diagnostics, Inc. filed a complaint in the Chancery Court of Delaware against the Company, alleging among other things, that the Company breached the Agreement and Plan of Merger dated October 13, 2011 by and among the Company, Claros Merger Subsidiary, LLC and Claros Diagnostics, Inc. (the “Claros Merger Agreement”): (i) by failing to make a milestone payment of $2.375 million (payable in OPKO Common Stock) upon obtaining FDA approval of the Claros PSA test; and (ii) by repudiating its obligations to make additional future milestone payments as required under the Claros Merger Agreement. In January 2021, the Company and the shareholder representative entered into a settlement agreement providing, among other things, that the Company pay the shareholders $1.2 million, which the Company has paid in full.
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
At December 31, 2021, we were committed to make future purchases for inventory and other items in 2021 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating approximately $255.1 million.
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
The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. For the years ended December 31, 2021, and December 31, 2020, positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $40.4 million and $0.3 million were recognized, respectively. For the years ended December 31, 2019, revenue reductions due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $24.8 million were recognized.
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
Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of December 31, 2021 and 2020, we have liabilities of approximately $5.0 million and $14.9 million within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.

The composition of Revenue from services by payor for the years ended December 31, 2021, 2020 and 2019 is as follows:

	For the years ended December 31,
(In thousands)	2021	2020	2019
Healthcare insurers	$520,244	$483,643	$421,386
Government payors	222,242	90,288	115,711
Client payors	843,405	637,645	158,527
Patients	21,215	50,666	20,810
Total	$1,607,106	$1,262,242	$716,434
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
We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the years ended December 31, 2021, 2020 and 2019, we recognized $27.0 million, $36.8 million and $31.4 million in net product revenue from sales of Rayaldee.
The following table presents an analysis of product sales allowances and accruals as contract liabilities for the years ended December 31, 2021, 2020 and 2019:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2020	$2,332	$5,812	$3,593	$11,737
Provision related to current period sales	14,426	21,553	1,286	37,265
Credits or payments made	(14,744)	(21,866)	(2,240)	(38,850)
Balance at December 31, 2021	$2,014	$5,499	$2,639	$10,152

Total gross Rayaldee sales				$64,301
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				58%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2019	$3,194	$5,841	$2,751	$11,786
Provision related to current period sales	17,604	32,721	2,066	52,391
Credits or payments made	(18,466)	(32,750)	(1,224)	(52,440)
Balance at December 31, 2020	$2,332	$5,812	$3,593	$11,737

Total gross Rayaldee sales				$88,187
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				58%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2018	$1,316	$2,090	$637	$4,043
Provision related to current period sales	13,723	25,106	3,699	42,528
Credits or payments made	(11,845)	(21,355)	(1,585)	(34,785)
Balance at December 31, 2019	$3,194	$5,841	$2,751	$11,786

Total gross Rayaldee sales				$73,965
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				57%
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
For the years ended December 31, 2021, 2020 and 2019 we recorded $25.8 million, $53.2 million and $73.3 million of revenue from the transfer of intellectual property and other, respectively. For the year ended December 31, 2021, revenue from transfer of intellectual property and other principally reflects $10.8 million of revenue related to the Pfizer Transaction, $1.0 million related to the LeaderMed joint venture (as defined below), $4.9 million related to the CAMP4 Agreement (as defined below) and a $5.0 million non-refundable upfront payment received under the Nicoya Agreement (as defined below). For the years ended December 31, 2020, and 2019 revenue from transfer of intellectual property and other principally reflects $28.7 million and $66.8 million of revenue related to the Pfizer Transaction. In addition, revenue from the transfer of intellectual property and other for the year ended December 31, 2020 included $16.2 million of grants received by BioReference under the CARES Act and a $3 million milestone payment triggered by the first marketing approval of Rayaldee in Europe.
Contract liabilities relate to cash consideration that OPKO receives in advance of satisfying the related performance obligations. Changes in the contractual liabilities balance for the year ended December 31, 2021 are as follows:

(In thousands)
Balance at December 31, 2020	$16,378
Balance at December 31, 2021	466
Revenue recognized in the period from:
Amounts included in contracts liability at the beginning of the period	$15,911
The contract liability balance at December 31, 2021 related primarily to accelerated payments received as part of the CARES Act. Refer to Note 2.
Note 16 Strategic Alliances

LeaderMed
On September 14, 2021, we and LeaderMed Health Group Limited (“LeaderMed”), a pharmaceutical development company with operations based in Asia, announced the formation of a joint venture to develop, manufacture and commercialize two of OPKO’s clinical stage, long-acting drug products in Greater China and eight other Asian territories.
Under the terms of the agreements, we have granted the joint venture exclusive rights to develop, manufacture and commercialize (a) OPK88003, an oxyntomodulin analog being developed for the treatment of obesity and diabetes, and (b) Factor VIIa-CTP, a novel long-acting coagulation factor being developed to treat hemophilia, in exchange for a 47% ownership interest in the joint venture. In addition, we received an upfront payment of $1 million and will be reimbursed for clinical trial material and technical support we provide the joint venture. For the year ended December 31, 2021, we recognized the upfront payment of $1 million as revenue from transfer of intellectual property and other.
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
In early 2022, the European Commission and Ministry of Health, Labour and Welfare in Japan approved the next-generation long-acting recombinant human growth hormone NGENLA (Somatrogon), a once-weekly injection to treat pediatric growth hormone deficiency. Further, Canada and Australia approved NGENLA in October and November of 2021, respectively.
In January 2022, the FDA issued a Complete Response Letter for the BLA for Somatrogon. Pfizer and OPKO are evaluating the FDA’s comments and will work with the agency to determine the best path forward for Somatrogon (hGH-CTP) in the United States.
In May 2020, we entered into an Amended and Restated Development and Commercialization License Agreement (the “Restated Pfizer Agreement”) with Pfizer, effective January 1, 2020, pursuant to which the parties agreed, among other things, to share all costs for Manufacturing Activities, as defined in the Restated Pfizer Agreement, for developing a licensed product for the three indications included in the Restated Pfizer Agreement.
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
We recognized the non-refundable $295.0 million upfront payments as revenue as the research and development services were completed and as of December 31, 2021 and 2020, we had no contract liabilities related to the Pfizer Transaction.
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
The following table presents the lease balances within the Consolidated Balance Sheet as of December 31, 2021 and 2020:

(in thousands)	Classification on the Balance Sheet	December 31, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$44,228	$37,735
Finance lease assets	Property, plant and equipment, net	5,181	5,258

Liabilities
Current
Operating lease liabilities	Current maturities of operating leases	11,624	9,028
Accrued expenses	Current maturities of finance leases	2,257	2,453
Long-term
Operating lease liabilities	Operating lease liabilities	33,097	29,760
Other long-term liabilities	Finance lease liabilities	$2,924	$2,805

Weighted average remaining lease term
Operating leases		7.2 years	5.4 years
Finance leases		2.4 years	2.3 years
Weighted average discount rate
Operating leases		4.6%	5.8%
Finance leases		4.8%	3.6%
The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on our Consolidated Balance Sheet as of December 31, 2021:

(in thousands)	Operating	Finance
2022	$11,527	$2,228
2023	10,436	1,572
2024	7,965	1,037
2025	5,815	511
2026	5,397	81
Thereafter	24,625	—
Total undiscounted future minimum lease payments	65,765	5,429
Less: Difference between lease payments and discounted lease liabilities	11,107	248
Total lease liabilities	$54,658	$5,181
Expense under operating leases and finance leases was $18.0 million and $2.3 million, respectively, for the year ended December 31, 2021, which includes $2.5 million of variable lease costs. Expense under operating leases and finance leases was $17.8 million and $3.0 million, respectively, for the year ended December 31, 2020, and includes $3.0 million of variable lease costs. Expense under operating leases and finance leases was $20.2 million and $3.1 million, respectively, for the year ended December 31, 2019, and includes $3.4 million of variable lease costs. Operating lease costs and finance lease costs are included within Operating loss in the Consolidated Statement of Operations. Short-term lease costs were not material.
Supplemental cash flow information is as follows:

(in thousands)	For the years ended December 31,
	2021	2020
Operating cash out flows from operating leases	$16,625	$17,440
Operating cash out flows from finance leases	120	196
Financing cash out flows from finance leases	2,009	2,872
Total	$18,754	$20,508
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
Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the years ended December 31,
(In thousands)	2021	2020	2019
Revenue from services:
Pharmaceutical	$—	$—	$—
Diagnostics	1,607,106	1,262,242	716,434
Corporate	—	—	—
	$1,607,106	$1,262,242	$716,434
Revenue from products:
Pharmaceutical	$141,770	$119,952	$112,184
Diagnostics	—	—	—
Corporate	—	—	—
	$141,770	$119,952	$112,184
Revenue from transfer of intellectual property and other:
Pharmaceutical	$25,842	$36,979	$72,521
Diagnostics	—	16,240	—
Corporate	—	—	796
	$25,842	$53,219	$73,317
Operating income (loss):
Pharmaceutical	$(19,051)	$(43,519)	$(109,062)
Diagnostics	98,067	138,922	(123,359)
Corporate	(60,266)	(37,689)	(41,631)
	$18,750	$57,714	$(274,052)
Depreciation and amortization:
Pharmaceutical	$26,427	$29,001	$30,073
Diagnostics	52,289	56,361	63,675
Corporate	—	—	59
	$78,716	$85,362	$93,807
Loss from investment in investees:
Pharmaceutical	$(629)	$(480)	$(2,900)
Diagnostics	—	—	—
Corporate	—	—	—
	$(629)	$(480)	$(2,900)
Revenues:
U.S.	$1,640,354	$1,317,766	$751,099
Ireland	32,809	43,920	81,170
Chile	63,798	44,153	33,642
Spain	22,682	16,932	18,747
Israel	3,563	4,251	8,769
Mexico	11,005	7,865	8,032
Other	507	526	476
	$1,774,718	$1,435,413	$901,935

(In thousands)	December 31, 2021	December 31, 2020
Assets:
Pharmaceutical	$1,114,460	$1,176,245
Diagnostics	1,238,583	1,268,738
Corporate	46,672	28,080
	$2,399,715	$2,473,063
Goodwill:
Pharmaceutical	$237,576	$245,793
Diagnostics	283,025	434,809
Corporate	—	—
	$520,601	$680,602
No customer represented more than 10% of our total consolidated revenue during the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021 and 2020, no customer represented more than 10% of our accounts receivable balance.
The following table reconciles our Property, plant and equipment, net between U.S. and foreign jurisdictions:

(In thousands)	December 31, 2021	December 31, 2020
PP&E:
U.S.	$50,559	$73,564
Foreign	29,168	66,990
Total	$79,727	$140,554
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
As of December 31, 2021, we have equity securities (refer to Note 5), forward foreign currency exchange contracts for inventory purchases (refer to Note 20) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreement with BioCardia, we record the related BioCardia options at fair value as well as the warrants from COCP, InCellDx, Inc., Xenetic and Phio.

Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of December 31, 2021
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Equity securities	$4,226	$—	$—	$4,226
Common stock options/warrants	—	16	—	16
Forward contracts	—	122	—	122
Total assets	$4,226	$138	$—	$4,364
Liabilities:
Contingent consideration:	—	—	2,837	2,837
Total liabilities	$—	$—	$2,837	$2,837

	Fair value measurements as of December 31, 2020
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Equity securities	$14,136	$—	$—	$14,136
Common stock options/warrants	—	74	—	74
Total assets	$14,136	$74	$—	$14,210
Liabilities:
Forward contracts	$—	$1,040	$—	$1,040
Contingent consideration:	$—	$—	$5,695	$5,695
Total liabilities	$—	$1,040	$5,695	$6,735
The carrying amount and estimated fair value of our 2025 Notes, as well as the applicable fair value hierarchy tiers, are contained in the table below. The fair value of the 2025 Notes is determined using inputs other than quoted prices in active markets that are directly observable.

	December 31, 2021
(In thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
2025 Notes	$119,360	$199,815	$—	$199,815	$—
There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.
As of December 31, 2021 and 2020, the carrying value of our other financial instrument assets approximates their fair value due to their short-term nature or variable rate of interest.

The following tables reconcile the beginning and ending balances of our Level 3 assets and liabilities as of December 31, 2021 and 2020:

December 31, 2021
(In thousands)	Contingent consideration
Balance at December 31, 2020	$5,695
Change in fair value:
Included in results of operations	(1,703)
Foreign currency impact	7
Payments	(1,162)
Balance at December 31, 2021	$2,837

December 31, 2020
(In thousands)	Contingent consideration
Balance at December 31, 2019	$9,684
Change in fair value
Included in results of operations	(3,989)
Balance at December 31, 2020	$5,695
The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to OPKO Diagnostics, CURNA and OPKO Renal transactions. As of December 31, 2021, of the $2.8 million of contingent consideration, $0.5 million is recorded in Accrued expenses and $2.3 million is recorded in Other long-term liabilities. As of December 31, 2020, of the $5.7 million of contingent consideration, $1.2 million is recorded in Accrued expenses and $4.5 million is recorded in Other long-term liabilities. As a result of our execution of the CAMP4 Agreement (as defined in Note 16), we will have to pay a percentage of any payments received under the CAMP4 Agreement to the former CURNA stockholders.
Note 20 Derivative Contracts
The following table summarizes the fair values and the presentation of our derivative financial instruments in the Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	December 31, 2021	December 31, 2020
Derivative financial instruments:
Common stock options/warrants	Investments, net	$16	$74
Forward contracts	Unrealized gains on forward contracts are recorded in Other current assets and prepaid expenses. Unrealized (losses) on forward contracts are recorded in Accrued expenses.	$122	$(1,040)
We enter into foreign currency forward exchange contracts with respect to the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.

To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At December 31, 2021 and 2020, our derivative financial instruments do not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value of derivative instruments, net in our Consolidated Statement of Operations. The following table summarizes the losses and gains recorded for the years ended December 31, 2021, 2020 and 2019:

	For the years ended December 31,
(In thousands)	2021	2020	2019
Derivative gain (loss):
Common stock options/warrants	$(58)	$(46)	$(601)
Forward contracts	$904	$96	$775
Total	$846	$50	$174
Note 21 Selected Quarterly Financial Data (Unaudited)

	For the 2021 Quarters Ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total revenues	$545,165	$442,408	$385,813	$401,332
Total costs and expenses	506,728	436,837	347,987	464,416
Net income (loss)	31,078	(16,186)	28,739	(73,774)
Earnings (loss) per share, basic and diluted	$0.05	$(0.03)	$0.04	$(0.11)

	For the 2020 Quarters Ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total revenues	$211,466	$301,207	$428,064	$494,676
Total costs and expenses	252,228	274,028	406,125	445,318
Net income (loss)	(59,132)	33,703	23,717	32,298
Earnings (loss) per share, basic and diluted	$(0.09)	$0.05	$0.04	$0.05
Note 22 Subsequent Events
In February 2022, the European Commission approved the next-generation long-acting recombinant human growth hormone NGENLA (Somatrogon), a once-weekly injection to treat children and adolescents from as young as 3 years of age with growth disturbance due to insufficient secretion of growth hormone.
In January 2022, Pfizer, Inc. and OPKO announced that the FDA issued a Complete Response Letter for the BLA for Somatrogon. Somatrogon is an investigational once-weekly long-acting recombinant human growth hormone for the treatment of GHD in pediatric patients. Pfizer is evaluating the FDA’s comments and will work with the agency to determine an appropriate path forward.
In January 2022, Pfizer, Inc. and OPKO announced that the long-acting growth hormone injection, NGENLA® (Somatrogon) Inj. 24 mg Pens and 60 mg Pens, has been approved by the Ministry of Health, Labour and Welfare in Japan for the treatment of GHD in pediatric patients. Somatrogon has also been approved in the Canada and Japan under the brand name NGENLA.
In January 2022, Sema4 and OPKO announced they have signed GeneDx Merger Agreement, pursuant to which Sema4 has agreed to acquire GeneDx, a leader in genomic testing and analysis, from OPKO, subject to satisfaction of customary closing conditions. The GeneDx Transaction is expected to close in the second quarter of 2022.
Under the terms of the agreement, Sema4 has agreed to acquire GeneDx for an upfront payment of $150 million in cash together with 80.0 million shares of Sema4 Common Stock, subject to a customary purchase price adjustment mechanism providing for a normalized level of working capital and that GeneDx be free of debt at closing of the GeneDx Transaction. Additionally, Sema4 agreed to pay OPKO up to an additional $150 million revenue-based milestones over the next two years (which may be paid in Sema4 Common Stock, cash or a combination thereof in Sema4’s discretion, subject to GeneDx achieving certain revenue targets). Based on the closing stock price of Sema4 as of January 14, 2022, the total upfront consideration is approximately $473 million, and the total aggregate consideration including potential milestones is approximately $623 million. As of December 31, 2021, the assets and liabilities of GeneDx are reflected in the consolidated balance sheet as held for sale.
We have reviewed all subsequent events and transactions that occurred after the date of our December 31, 2021 Consolidated Balance Sheet date, through the time of filing this Annual Report on Form 10-K.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ) as of December 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2021.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Internal Control-Integrated Framework”). Based on our evaluation under the 2013 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, our independent registered public accounting firm, who also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, as stated in their report which appears with our accompanying Consolidated Financial Statements.
Changes to the Company’s Internal Control Over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting that occurred during quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
The information required in Items 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2021.

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
	(2)	Exhibits: See Index to Exhibits below.

INDEX TO EXHIBITS

Exhibit Number	Description
1.1(15)	Underwriting Agreement, dated October 24, 2019, by and among OPKO Health, Inc., Jeffries LLC, Piper Jaffray & Co., and Guggenheim Securities, LLC as representatives of underwriters named therein.

2.1(5)+	Agreement and Plan of Merger, dated January 28, 2011, by and among CURNA, Inc., KUR, LLC, OPKO Pharmaceuticals, LLC, OPKO CURNA, LLC, and certain individuals named therein.

2.2(6)
Agreement and Plan of Merger, dated October 13, 2011, by and among OPKO Health, Inc., Claros Merger Subsidiary, LLC, Claros Diagnostics, Inc., and Ellen Baron, Marc Goldberg and Michael Magliochetti on behalf of the Shareholder Representative Committee.

2.3(21)
Agreement and Plan of Merger and Reorganization, dated as of January 14, 2022, by and among the Company, Sema4 Holdings Corp., Orion Merger Sub I, Inc., Orion Merger Sub II, LLC, GeneDx Inc. and GeneDx Holding 2, Inc.

3.1(9)	Amended and Restated Certificate of Incorporation, as amended.

3.2(17)	Amended and Restated Bylaws.

3.3(3)	Certificate of Designation of Series D Preferred Stock.

3.4(14)	Amendment to Amended and Restated Certificate of Incorporation

4.1(1)	Form of Common Stock Warrant.

4.2(3)	Form of Common Stock Warrant.

4.3(8)	Indenture, dated January 30, 2013, between OPKO Health, Inc. and Wells Fargo Bank, National Association.

4.4(13)	Base Indenture related to the 4.50% Convertible Senior Notes due 2025, dated as of February 7, 2019, by and between OPKO Health, Inc. and U.S. Bank National Association, as trustee.

4.5(13)	Supplemental Indenture related to the 4.50% Convertible Senior Notes due 2025, dated as of February 7, 2019, by and between OPKO Health, Inc. and U.S. Bank National Association, as trustee.

4.6(17)	Description of Securities

10.1(2)	Form of Director Indemnification Agreement.

10.2(2)	Form of Officer Indemnification Agreement.

10.3(4)*	Form of Restricted Share Award Agreement for Directors.

10.4(7)+	Exclusive License Agreement by and between TESARO, Inc. and OPKO Health, Inc. dated December 10, 2010.

10.5(10)	OPKO Health, Inc. 2016 Equity Incentive Plan.

10.6(11)	Development and License Agreement between OPKO Health, Inc. and Vifor Fresenius Medical Care Renal Pharma Ltd., dated May 8, 2016.

10.7(12)	Form of 5% Convertible Promissory Note dated February 27, 2018.

10.8(13)	Share Lending Agreement, dated February 4, 2019, by and between the OPKO Health, Inc. and Jefferies Capital Services, LLC.

10.9(16)	Amendment to Development and License Agreement between EirGen Pharma Ltd. and Vifor Fresenius Medical Care Renal Pharma Ltd., dated May 5, 2020.

10.10(16)	Amended and Restated Development and Commercialization License Agreement by and between Pfizer Inc. and OPKO Ireland Ltd., dated May 12, 2020.

10.11(18)	Form of Exchange Agreement, dated as of May 6, 2021, by and between OPKO Health Inc. and the applicable Noteholder.

10.12(19)	Asset Purchase Agreement, dated June 16, 2021, among EirGen Pharma Limited, Horizon Therapeutics Ireland DAC, and OPKO Health, Inc. (with respect to certain sections).

10.13(19)	License Agreement by and among EirGen Pharma Limited and Nicoya Macua Limited, dated June 18, 2021.

10.14(19)	Exclusive License Agreement, dated July 6, 2021, by and between OPKO Health, Inc. and CAMP4 Therapeutics Corporation.

10.15(20)	Amended and Restated Credit Agreement, dated August 30, 2021, by and among by and among BioReference Laboratories, Inc., certain of its subsidiaries, and JPMorgan Chase Bank, N.A.

10.16(21)	Shareholder Agreement, dated January 14, 2022, by and between OPKO Health, Inc. and SEMA4 Holdings Corp.

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2021.

31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2021.

32.1	Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2021.

32.2	Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2021.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Denotes management contract or compensatory plan or arrangement.
**    Filed herewith.
+    Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission.
(1)Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007, and incorporated herein by reference.
(2)Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008 for the Company’s three-month period ended June 30, 2008, and incorporated herein by reference.
(3)Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2009, and incorporated herein by reference.
(4)Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009 for the Company’s three-month period ended September 30, 2009, and incorporated herein by reference.
(5)Filed with the Company’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on July 5, 2011, and incorporated herein by reference.
(6)Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2012 for the Company’s three-month period ended September 30, 2012, and incorporated herein by reference.
(7)Filed with the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on July 28, 2011.
(8)Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2013, and incorporated herein by reference.
(9)Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2013 for the Company’s three month period ended September 30, 2013, and incorporated herein by reference.
(10)Filed with the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 25, 2016, and incorporated herein by reference.
(11)Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2016 for the Company’s three month period ended June 30, 2016, and incorporated herein by reference.
(12)Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2018 and incorporated herein by reference.
(13)Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2019 and incorporated herein by reference.
(14)Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2019.
(15)Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2019.
(16)Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2020.
(17)Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2021 and incorporated herein by reference.

(18)Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2021.
(19)Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 29, 2021.
(20)Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2021
(21)Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2022.

Item 16.    FORM 10-K SUMMARY.
None.

Schedule I - Condensed Financial Information of Registrant

OPKO Health, Inc.
PARENT COMPANY CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$24,592	$3,740
Other current assets and prepaid expenses	2,620	2,433
Total current assets	27,212	6,173
Investments	1,870,743	1,901,104
Operating lease right-of-use assets	3,030	3,958
Other assets	1	25
Total assets	$1,900,986	$1,911,260
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$317	$1,194
Accrued expenses	21,484	8,324
Current maturities of operating leases	1,203	1,113
Liabilities associated with assets held for sale	—	—
Current portion of notes payable	2,615	3,765
Total current liabilities	25,619	14,396
Operating lease liabilities	1,827	2,845
Convertible notes	187,935	221,989
Deferred tax liabilities, net	479	479
Total long-term liabilities	190,241	225,313
Total liabilities	215,860	239,709
Equity:
Common Stock - $0.01 par value, 1,000,000,000 shares authorized; 690,082,283 and 670,585,576 shares issued at December 31, 2021 and 2020, respectively	6,901	6,706
Treasury Stock, at cost - 8,655,082 and 549,907 shares at December 31, 2021 and 2020, respectively	(1,791)	(1,791)
Additional paid-in capital	3,222,487	3,152,694
Accumulated other comprehensive income (loss)	(30,495)	(4,225)
Accumulated deficit	(1,511,976)	(1,481,833)
Total shareholders’ equity	1,685,126	1,671,551
Total liabilities and equity	$1,900,986	$1,911,260

The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.
PARENT COMPANY CONDENSED STATEMENTS OF INCOME
(In thousands)

	For the years ended December 31,
	2021	2020	2019
Revenues:
Revenue from products	$—	$—	$796
Revenue from transfer of intellectual property and other	—	1,069	1,150
Total revenues	—	1,069	1,946
Costs and expenses:
Costs of revenue	1,279	260	1,382
Selling, general and administrative	66,483	41,736	47,949
Research and development	2,029	1,951	2,027
Total costs and expenses	69,791	43,947	51,358
Operating loss	(69,791)	(42,878)	(49,412)
Other income and (expense), net:
Interest income	334	967	2,186
Interest expense	(21,297)	(23,585)	(21,172)
Fair value changes of derivative instruments, net	(58)	(46)	(601)
Other income (expense), net	(9,013)	10,354	(8,887)
Other income and (expense), net	(30,034)	(12,310)	(28,474)
Loss before income taxes and investment losses	(99,825)	(55,188)	(77,886)
Income tax provision	(2)	(175)	(5)
Net loss before investment losses	(99,827)	(55,363)	(77,891)
Loss from investments in investees	(629)	(480)	(2,900)
Net income (loss) from subsidiaries, net of taxes	70,313	86,429	(234,134)
Net income (loss)	$(30,143)	$30,586	$(314,925)

The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.
PARENT COMPANY CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the years ended December 31,
	2021	2020	2019
Net income (loss)	$(30,143)	$30,586	$(314,925)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	(26,270)	17,845	(1,939)
Comprehensive income (loss)	$(56,413)	$48,431	$(316,864)

The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.
PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(30,143)	$30,586	$(314,925)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	—	59
Non-cash interest	9,389	9,994	8,545
Amortization of deferred financing costs	722	787	922
Losses from investments in investees	629	480	2,900
(Income) loss from subsidiaries	(70,313)	(86,429)	234,134
Equity-based compensation – employees and non-employees	13,632	8,947	13,421
Non-cash revenue from the transfer of intellectual property	(3,801)	—	—
Realized gain on equity securities and disposal of fixed assets	(2,981)	(10,324)	(796)
Change in fair value of derivative instruments	4,871	(6)	9,523
Loss on conversion of the 2025 Notes	11,111	—	—
Adoption of ASC 326 and other	—	(1,311)	—
Changes in other assets and liabilities	10,970	(243)	3,907
Net cash used in operating activities	(55,914)	(47,519)	(42,310)
Cash flows from investing activities:
Investments in investees	(2,000)	—	(1,200)
Subsidiary financing	69,608	(23,234)	(152,376)
Proceeds from sale of equity securities	8,078	15,110	—
Net cash provided by (used in) investing activities	75,686	(8,124)	(153,576)
Cash flows from financing activities:
Issuance convertible notes, net	—	—	200,293
Issuance of common stock	—	—	76,061
Debt issuance costs	—	—	(7,762)
Proceeds from the exercise of Common Stock options and warrants	1,080	756	(3)
Borrowings on lines of credit	—	—	28,800
Repayments of lines of credit	—	—	(28,800)
Redemption of 2033 Senior Notes	—	—	(28,800)
Net cash provided by financing activities	1,080	756	239,789
Net increase (decrease) in cash and cash equivalents	20,852	(54,887)	43,903
Cash and cash equivalents at beginning of period	3,740	58,627	14,724
Cash and cash equivalents at end of period	$24,592	$3,740	$58,627
SUPPLEMENTAL INFORMATION:
Interest paid	$8,515	$10,908	$5,224
Income taxes paid, net of refunds	$5,969	$(903)	$(1,300)
Operating lease right-of-use assets due to adoption of ASU No. 2016-02	$—	$—	$4,855
Operating lease liabilities due to adoption of ASU No. 2016-02	$—	$—	$4,855
Non-cash financing:
Shares issued upon the conversion of:
Common Stock options and warrants, surrendered in net exercise	$—	$—	$20

The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.
Notes to Parent Company Condensed Financial Statements

Note 1. Organization and Basis of Presentation
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. The parent company condensed financial statements included in this Schedule I represent the financial statements of OPKO Health, Inc., the parent company (or “OPKO”), on a stand-alone basis and do not include results of operations from our consolidated subsidiaries. The Parent Company Condensed Financial Statements should be read in conjunction with our audited consolidated financial statements included in Item 8 of Part II of this Form 10-K. As of December 31, 2021 and 2020, approximately $1.9 billion and $1.9 billion, respectively, of our Investments, net have not been eliminated in the parent company condensed financial statements.
The Parent Company Condensed Financial Statements included herein have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as substantially all the assets of BioReference, a wholly-owned subsidiary, and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to OPKO under the A&R Credit Agreement (as defined below), subject to certain exceptions. BioReference and its subsidiaries’ net assets as of December 31, 2021 were approximately $1.1 billion, which includes goodwill of $283.0 million and intangible assets of $204.4 million. BioReference’s restricted net assets exceeds 25% of OPKO’s consolidated net assets of $1.7 billion as of December 31, 2021.
Note 2 Debt
On February 25, 2020, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $100 million. The line of credit called for a commitment fee equal to 0.25% per annum of the unused portion of the line. We terminated this line of credit in June 2021 and as of December 31, 2021, no amount was outstanding thereunder.
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
In conjunction with the issuance of the 2025 Notes, we agreed to loan up to 30,000,000 shares of our Common Stock to affiliates of the underwriter in order to assist investors in the 2025 Notes to hedge their position. Following consummation of the Exchange, the number of outstanding borrowed shares of Common Stock was reduced by approximately 8,105,175 shares. As of December 31, 2021 and 2020, a total of 21,144,825 and 29,250,000 shares were issued under the share lending arrangement, respectively. We will not receive any of the proceeds from the sale of the borrowed shares, but we received a one-time nominal fee of $0.3 million for the newly issued shares. Shares of our Common Stock outstanding under the share lending arrangement are excluded from the calculation of basic and diluted earnings per share. See Note 4.
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
The following table sets forth information related to the 2025 Notes which is included in our Consolidated Balance Sheet as of December 31, 2021:

(In thousands)	2025 Senior Notes	Discount	Debt Issuance Costs	Total
Balance at December 31, 2020	$200,000	$(39,537)	$(4,300)	$156,163
Amortization of debt discount and debt issuance costs	—	6,639	723	7,362
Conversion	(55,420)	10,151	1,104	(44,165)
Balance at December 31, 2021	$144,580	$(22,747)	$(2,473)	$119,360
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
On August 30, 2021, the Credit Agreement was amended and restated (the “A&R Credit Agreement”). The A&R Credit Agreement is guaranteed by all of BioReference’s domestic subsidiaries. The A&R Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the A&R Credit Agreement is based on a borrowing base composed of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of December 31, 2021, $64.8 million remained available for borrowing under the Credit Agreement. Principal under the Credit Agreement is due upon maturity on August 30, 2024.
Note 3 Commitments and Contingencies
See Note 14 of our Consolidated Financial Statements in Item 8 of Part II of this Form 10-K for a discussion of our commitments and contingencies.
Note 4 Dividends
We received $45 million dividend payments from our consolidated subsidiaries for the year ended December 31, 2021. We received a $12 million dividend payment from BioReference during the year ended December 31, 2020.
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
Note 6 Subsequent Events

We have reviewed all subsequent events and transactions that occurred after the date of our December 31, 2021 Consolidated Balance Sheet date, through the time of filing this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2022	OPKO HEALTH, INC.

	By:	/s/ Phillip Frost, M.D.
Phillip Frost, M.D.
Chairman of the Board and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Phillip Frost, M.D.	Chairman of the Board and Chief Executive	March 1, 2022
Phillip Frost, M.D.	Officer (Principal Executive Officer)

/s/ Jane H. Hsiao, Ph.D., MBA	Vice Chairman and Chief Technical Officer	March 1, 2022
Jane H. Hsiao, Ph.D., MBA

/s/ Steven D. Rubin	Director and Executive Vice President –	March 1, 2022
Steven D. Rubin	Administration

/s/ Adam Logal	Senior Vice President, Chief Financial Officer,	March 1, 2022
Adam Logal	Chief Accounting Officer and Treasurer (Principal Financial Officer)

/s/ Jon R. Cohen	Director and Senior Vice President	March 1, 2022
Jon R. Cohen, M.D.

/s/ Richard Krasno, Ph.D.	Director	March 1, 2022
Richard Krasno, Ph.D.

/s/ Roger J. Medel, M.D.	Director	March 1, 2022
Roger J. Medel, M.D.

/s/ John A. Paganelli	Director	March 1, 2022
John A. Paganelli

/s/ Richard C. Pfenniger, Jr.	Director	March 1, 2022
Richard C. Pfenniger, Jr.

/s/ Alice Lin-Tsing Yu, M.D., Ph.D.	Director	March 1, 2022
Alice Lin-Tsing Yu, M.D., Ph.D.

Exhibit Number	Description

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2021.

31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2021.

32.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2021.

32.2	Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2021.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document