Form 10-K/A
period 2021-12-31
OPKO HEALTH, INC.
filed 2022-05-02
CIK 944809

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

Table of Contents

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
As of April 27, 2022, the registrant had 681,525,181 shares of its common stock, par value $0.01 per share (“Common Stock”) outstanding.
Documents Incorporated by Reference
None.

Explanatory Note
OPKO Health, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1” or “Form 10-K/A”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022 (the “Original Filing”), to include the information required by statement Items 10 through 14 of Part III of Form 10-K. The information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by us within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted
In accordance with Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial and accounting officer. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.
Except as described above, this Amendment No. 1 does not amend any other information set forth in the riginal Filing, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our other filings made with the SEC subsequent to the filing of the Original Form 10-K.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects, including the potential impact of the COVID-19 pandemic on our businesses, operating results, cash flows and/or financial condition. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and in “Item 1A-Risk Factors” of this Annual Report on Form 10-K filed on March 1, 2022. We do not undertake an obligation to update forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors
Our board of directors currently consists of ten directors. The table below sets forth certain information regarding the directors of the Company, including their ages as of April 25, 2022:

Name of Nominee	Age	Year First Elected/ Nominated Director	Positions and Offices with the Company
Phillip Frost, M.D.	85	2007	Chairman of the Board and Chief Executive Officer
Jane H. Hsiao, Ph.D., MBA	74	2007	Vice Chairman of the Board and Chief Technical Officer
Steven D. Rubin	61	2007	Director and Executive Vice President-Administration
Jon R. Cohen, M.D.	68	2020	Director and Senior Vice President-OPKO Health, Inc., Executive Chairman-BioReference Health, LLC
Richard M. Krasno, Ph.D.	80	2017	Director
Prem A. Lachman, M.D.	61	2021	Director
Roger J. Medel, M.D.	75	2020	Director
John A. Paganelli	87	2003	Director
Richard C. Pfenniger, Jr.	66	2008	Director
Alice Lin-Tsing Yu, M.D., Ph.D.	78	2009	Director
Phillip Frost, M.D. Dr. Frost has been the Chief Executive Officer of the Company and Chairman of the Board since March 2007. Dr. Frost serves as a director for Cocrystal Pharma, Inc. (NASDAQ GM:COCP), a biotechnology company developing new treatments for viral diseases. He has been a member of the Board of Trustees of the University of Miami since 1983 and was Chairman from 2001 to 2004. He is on the Advisory Board of the Shanghai Institute for Advanced Immunochemical Studies in China, is a member of The Florida Council of 100 and is a trustee of the Miami Jewish Home for the Aged and serves on the Executive Committee of the Board of Mount Sinai Medical Center. He serves as Chairman of Temple Emanu-El, Governor of Tel Aviv University and is a member of the Executive Committee of The Phillip and Patricia Frost Museum of Science. Dr. Frost served as a director of Ladenburg Thalmann Financial Services Inc. from 2004 to 2006 and as Chairman from July 2006 until September 2018. Dr. Frost served as Vice Chairman of Teva Pharmaceutical Industries, Limited (NYSE:TEVA) from January 2006 until March 2010 and as Chairman from March 2010 until February 2015. He previously served as an Expert Member of the Scientific Advisory Council of the Skolkovo Foundation in Russia. Dr. Frost previously served as Vice Chairman of Cogint, Inc., now known as Fluent, Inc. (NASDAQ:FLNT), as a director for Castle Brands (NYSE American:ROX), Sevion Therapeutics, Inc. prior to its merger with Eloxx Pharmaceuticals, Inc. (NASDAQ:ELOX), and TransEnterix, Inc., now known as Asensus Surgical, Inc. (NYSE American: ASXC). Dr. Frost had served as Chairman of the Board of Directors and Chief Executive Officer of IVAX Corporation (“IVAX”) from 1987 until its acquisition by Teva in January 2006. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 until its acquisition by Schering Plough Corporation in 1986. Dr. Frost was a Governor of the American Stock Exchange from 1992 to 2008 and Co-Vice Chairman from 2001 until its merger with the New York Stock Exchange.
Dr. Frost has successfully founded several pharmaceutical companies and overseen the development and commercialization of a multitude of pharmaceutical products. This, combined with his experience as a physician and chairman and/or chief executive officer of large pharmaceutical companies, has given him insight into virtually every facet of the pharmaceutical business and drug development and commercialization process. He is a demonstrated leader with keen business understanding and is uniquely positioned to help guide our Company through its transition from a development stage company into a successful, multinational biopharmaceutical and diagnostics company.
Jane H. Hsiao, Ph.D., MBA. Dr. Hsiao has served as Vice-Chairman and Chief Technical Officer of the Company since May 2007 and as a director since February 2007. Dr. Hsiao has served as Chairman of the Board of

Non-Invasive Monitoring Systems, Inc. (OTC US:NIMU), a medical device company, since October 2008 and was named Interim Chief Executive Officer of Non-Invasive Monitoring Systems, Inc. in February 2012. Dr. Hsiao is also a director of Asensus Surgical, Inc. (NYSE American: ASXC), a medical device company. Dr. Hsiao previously served as a director of Cocrystal Pharma, Inc. (NASDAQ GM:COCP), a biotechnology company developing new treatments for viral diseases, and Neovasc, Inc. (NASDAQ CM:NVCN), a company developing and marketing medical specialty vascular devices. Dr. Hsiao served as the Vice Chairman-Technical Affairs of IVAX from 1995 to January 2006. Dr. Hsiao served as Chairman, Chief Executive Officer and President of IVAX Animal Health, IVAX’s veterinary products subsidiary, from 1998 to 2006.
Dr. Hsiao’s background in pharmaceutical chemistry and strong technical expertise, as well as her senior management experience, allow her to play an integral role in overseeing our product development and regulatory affairs and in navigating the regulatory pathways for our products and product candidates. In addition, as a result of her role as director and/or chairman of other companies in the biotechnology and life sciences industry, she also has a keen understanding and appreciation of the many regulatory and development issues confronting pharmaceutical and biotechnology companies.
Steven D. Rubin. Mr. Rubin has served as Executive Vice President – Administration since May 2007 and as a director of the Company since February 2007. Mr. Rubin currently serves on the board of directors of Red Violet, Inc. (NASDAQ CM:RDVT), a software and services company, Non-Invasive Monitoring Systems, Inc. (OTC US:NIMU), a medical device company, Cocrystal Pharma, Inc. (NASDAQ GM:COCP), a publicly traded biotechnology company developing new treatments for viral diseases, Eloxx Pharmaceuticals, Inc. (NASDAQ:ELOX), a clinical stage biopharmaceutical company dedicated to treating patients suffering from rare and ultra-rare disease caused by premature termination codon nonsense mutations, Neovasc, Inc. (NASDAQ CM:NVCN), a company that develops and markets medical specialty vascular devices, and ChromaDex Corp. (NASDAQ CM:CDXC), a science-based, integrated nutraceutical company devoted to improving the way people age. Mr. Rubin previously served as a director of VBI Vaccines, Inc. (NASDAQ CM:VBIV), a biopharmaceutical company developing next generation vaccines, BioCardia, Inc.(NASDAQ GS: BCDA), a clinical-stage regenerative medicine company developing novel therapeutics for cardiovascular diseases, Cogint, Inc. (NASDAQ GM:COGT), now known as Fluent, Inc. (NASDAQ:FLNT), an information solutions provider focused on the data-fusion market, prior to the spin-off of its data and analytics operations and assets into Red Violet, Inc., Kidville, Inc. (OTCBB:KVIL), which operated large, upscale facilities, catering to newborns through five-year-old children and their families, Sevion Therapeutics, Inc., prior to its merger with Eloxx Pharmaceuticals, Inc., Dreams, Inc. (NYSE American:DRJ), a vertically integrated sports licensing and products company, SciVac Therapeutics, Inc. prior to its merger with VBI Vaccines, Inc., Tiger X Medical, Inc. prior to its merger with BioCardia, Inc., and Castle Brands, Inc. (NYSE American:ROX), a developer and marketer of premium brand spirits. Mr. Rubin also served as the Senior Vice President, General Counsel and Secretary of IVAX from August 2001 until September 2006.
Mr. Rubin brings extensive leadership, business, and legal experience, as well as tremendous knowledge of our business and the pharmaceutical industry generally, to the Board. He has advised pharmaceutical companies in several aspects of business, regulatory, transactional, and legal affairs for more than 25 years. His experience as a practicing lawyer, general counsel, management executive and board member to multiple public companies, including several pharmaceutical and life sciences companies, has given him broad understanding and expertise, particularly relating to strategic planning and acquisitions.
Jon R. Cohen, M.D. Dr. Cohen has served as Senior Vice President of the Company and Executive Chairman of BioReference Health, LLC, formerly BioReference Laboratories, Inc. (“BioReference”), since January 2019 and as a director since July 2020. Dr. Cohen previously served for nearly a decade as a senior executive at Quest Diagnostics Incorporated (“Quest Diagnostics”). Prior to his tenure at Quest Diagnostics, he served as Chief Policy Advisor for Governor David Paterson and for six years as Chief Medical Officer for Northwell Health. Dr. Cohen is a vascular surgeon, having completed his residency in surgery at New York Presbyterian Hospital/Weill Cornell Medical Center and vascular surgery fellowship at the Brigham and Women’s Hospital at Harvard Medical School. He has published over 100 peer-reviewed professional articles.
Dr. Cohen brings a wealth of operational and industry knowledge that we believe will prove invaluable to the Company as it executes its strategy.
Richard M. Krasno, Ph.D. Dr. Krasno has served on the Company’s Board of Directors since February 2017. Dr. Krasno has been a private investor in companies for the past five (5) years. Dr. Krasno also served as the executive director of the William R. Kenan, Jr. Charitable Trust (the “Trust”) from 1999 to 2014, and from 1999 to

2010, as President of the four affiliated William R. Kenan, Jr. Funds. Prior to joining the Trust, Dr. Krasno was the President of the Monterey Institute of International Studies in Monterey, California. From 2004 to 2012, Dr. Krasno also served as a Director of the University of North Carolina Health Care System and served as chairman of its board of directors from 2009 to 2012. From 1981 to 1998, he served as President and Chief Executive Officer of the Institute of International Education in New York. He also served as Deputy Assistant Secretary of Education in Washington, D.C. from 1979 to 1980. Dr. Krasno currently serves as a director of BioCardia, Inc. (NASDAQ GS: BCDA). He previously served as a director of Ladenburg Thalmann (NYSE American:LTS) and Castle Brands, Inc. (NYSE American:ROX). Dr. Krasno holds a Bachelor of Science from the University of Illinois and a Ph.D. from Stanford University.
Dr. Krasno’s pertinent skills and experience, including his financial literacy and expertise, managerial experience and the knowledge he has attained through his service as a director of publicly-traded corporations have added and will continue to add valuable insight to our Board on a wide range of business and operational issues.
Prem A. Lachman. M.D. Dr. Lachman was appointed to the Company’s Board of Directors on March 1, 2021. Dr. Lachman is a healthcare investment manager with more than 35 years of experience in portfolio management, biopharmaceutical investment research and healthcare investment banking. Additionally, Dr. Lachman was very active in gastroenterology research during his tenure at Mount Sinai. Dr. Lachman founded Maximus Capital, LLC in 2001 and currently serves as its general partner. Dr. Lachman previously served as the general partner of The Galleon Group from 1998 to 2001 and as Managing Director, Investment Research at Goldman Sachs & Co. from 1989 to 1998. Dr. Lachman is a Directors Council board member of the New York Museum of Modern Art, a patron of the New York Metropolitan Opera, and a board member of the Department of Surgery at Mount Sinai Medical Center in New York.
With his significant experience in the healthcare and investment management, Dr. Lachman brings unique and interesting skills to the Board which we anticipate will be significant to the Company’s financial operations.
Roger J. Medel, M.D. Dr. Medel has served on the Company’s Board of Directors since December 2020. Dr. Medel is the co-founder of MEDNAX, Inc. (NYSE:MD), a national health solutions partner comprised of the nation’s leading providers of physician services, and has served as a director of MEDNAX since 1979. Dr. Medel served as MEDNAX’s President from 1979 until May 2000 and again from March 2003 until May 2004. He served as Chief Executive Officer of MEDNAX from 1979 until December 2002, and again from March 2003 until July 2020 when he retired. Dr. Medel has served as a member of the Board of Trustees of the Dana Farber Cancer Institute, Inc. since January 2016 and also has served on the Board of Directors of Schweiger Dermatology, a privately held, private equity backed, multi-state dermatology practice, since 2014 and InnovaCare Health, a privately held, private equity backed, healthcare company, since 2021. He was a member of the Board of Trustees of the University of Miami from January 2004 to February 2012. Dr. Medel actively participates as a member of several medical and professional organizations and from June 2006 to April 2009, served on the Board of Directors of MBF Healthcare Acquisition Corp.
As the former Chief Executive Officer and founder of a major public healthcare company, Dr. Medel’s experience aligns with the goals of the Company and his role as a director.
John A. Paganelli. Mr. Paganelli has served on the Company’s Board of Directors since December 2003. Mr. Paganelli served as the Company’s Interim Chief Executive Officer and Secretary from June 29, 2005 through March 27, 2007, the Company’s Interim Chief Financial Officer from June 29, 2005 through July 1, 2005, and Chairman of our Board from December 2003 through March 27, 2007. Mr. Paganelli served as President and Chief Executive Officer of Transamerica Life Insurance Company of New York from 1992 to 1997. Mr. Paganelli is the founder of and had been a partner in RFG Associates, a financial planning organization, from 1987 through 2021. Mr. Paganelli is also the Managing Partner of Pharos Systems Partners, LLC, an investment company, and past Chairman of the Board of Pharos Systems International, a software company. He was Vice President and Executive Vice President of PEG Capital Management, an investment advisory organization, from 1987 until 2000. Mr. Paganelli also serves as a director of Western New York Energy, LLC and was on the Board of Trustees of Paul Smith’s College from 2011 to 2019.
With his significant experience in investment management and operations, Mr. Paganelli is able to add valuable expertise and insight to our Board on a wide range of operational and financial issues. As one of the longest tenured members of our Board, he also has substantial knowledge and familiarity regarding our historical operations.

Richard C. Pfenniger, Jr. Mr. Pfenniger is a private investor and has served as a director of the Company since January 2008. During his career, Mr. Pfenniger has served as an executive officer of several companies, including as Chief Executive Officer and President of Continucare Corporation, a provider of primary care physician and practice management services, from 2003 until 2011, where he also served as Chairman of the Board of Directors of Continucare Corporation from 2002 until 2011. Previously, Mr. Pfenniger served as the Chief Executive Officer and Vice Chairman of Whitman Education Group, Inc. from 1997 through June 2003. Prior to joining Whitman, he served as the Chief Operating Officer of IVAX from 1994 to 1997, and, from 1989 to 1994, he served as the Senior Vice President-Legal Affairs and General Counsel of IVAX Corporation. Prior thereto he was engaged in the private practice of law. Mr. Pfenniger currently serves as a director of Asensus Surgical, Inc. (NYSE American: ASXC), a medical device company, Cocrystal Pharmaceuticals, Inc. (NASDAQ:COCP), a clinical stage biotechnology company, and Sema4 Holding Corp. (NASDAQ:SMFR), a patient-centered health intelligence company dedicated to advancing healthcare through data-driven insights. He also serves as the Vice Chairman of the Board of Trustees and as a member of the Executive Committee of the Phillip and Patricia Frost Museum of Science. Mr. Pfenniger previously served as a director of GP Strategies Corporation (NYSE:GPX), a corporate education and training company, BioCardia, Inc. (NASDAQ: BCDA), clinical-stage regenerative medicine company developing novel therapeutics for cardiovascular diseases, and Wright Investors’ Services Holdings, Inc. (OTC US:IWSH), an investment management and financial advisory firm.
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
Alice Lin-Tsing Yu, M.D., Ph.D. Dr. Yu has served on the Company’s Board of Directors since April 2009. She has been a Professor of Pediatrics for the University of California in San Diego since 1994. Previously, she was the Chief of Pediatric Hematology Oncology at the University of California in San Diego. From 2003 to May 2013, Dr. Yu served as a Distinguished Research Fellow and Associate Director at the Genomics Research Center, Academia Sinica, in Taiwan. Dr. Yu has also served in several government-appointed advisory positions and is a member of numerous scientific committees and associations. She has been a long-time member of the Children’s Oncology Group in the United States, serving on the Steering Committee of Neuroblastoma. She was honored with the Pediatric Oncology Award by the American Society of Clinical Oncology (ASCO) in 2020.
Dr. Yu is an accomplished physician, professor, and researcher who brings a unique perspective to our Board on a variety of healthcare related issues. As a pioneer in immunotherapy of neuroblastoma, Dr. Yu was instrumental in developing a monoclonal anti-GD2 (Dinutuximab) from IND through early phase studies and phase III trials, and facilitating its FDA approval on March 10, 2015. The insight and experience gained from her distinguished record of achievement at several highly respected academic medical institutions, as well as her experience as a practicing physician, continue to be valuable to our efforts to develop and commercialize our pipeline of diagnostic and therapeutic products.
Identification of Executive Officers
Our Executive Officers are Phillip Frost, Jane H. Hsiao, Steven Rubin, and Jon R. Cohen, for whom age, title and biographical information is included above under “Nominees for Election of Directors”, as well as Adam Logal, whose age, title and biographical information are set forth below:

Name of Executive Officer	Age	Position and Offices with the Company
Adam Logal	44	Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer
Adam Logal. Mr. Logal has served as OPKO’s Senior Vice President, Chief Financial Officer, Chief Accounting Officer, and Treasurer since March 2014, Vice President of Finance, Chief Accounting Officer and Treasurer from July 2012 until March 2014, and Director of Finance, Chief Accounting Officer and Treasurer from March 2007 until July 2012. In addition, Mr. Logal also served as President of GeneDx, a subsidiary of OPKO, from July 2020 to June 2021. He currently serves as chairman of the board of directors of Xenetics Biosciences, Inc. (NASDAQ CM:XBIO), a clinical-stage biopharmaceutical company focused on discovery, research and development of next-generation biologic drugs and novel orphan oncology therapeutics. He previously served on the board of directors of VBI Vaccines, Inc. (NASDAQ:VBIV) from April 2014 until 2018. From 2002 to 2007, Mr. Logal served in senior management of Nabi Biopharmaceuticals, a publicly traded, biopharmaceutical company engaged in the development and commercialization of proprietary products. Mr. Logal held various positions of increasing responsibility at Nabi Biopharmaceuticals, last serving as Senior Director of Accounting and Reporting.
Identification of Certain Other Officers
Set forth below are certain other officers important to our organization and biographical information for each of them:
Charles W. Bishop, PhD. Dr. Bishop, age 70, has served as Chief Executive Officer of OPKO Renal since our acquisition of Cytochroma Inc. in March 2013. Dr. Bishop was responsible for the successful development and FDA approval of Rayaldee (calcifediol) Extended-Release Capsules. Dr. Bishop had served as President and Chief Executive Officer of Cytochroma since June 2006. Dr. Bishop co-founded Proventiv Therapeutics, LLC in September 2005 for which he served as President until June 2006 when Proventiv and its lead drug, Rayaldee™, were acquired by Cytochroma. During the period from September 1987 to June 2005, Dr. Bishop held various senior management positions at Bone Care International, Inc. (“Bone Care”), a public specialty pharmaceutical company focused on developing and commercializing vitamin D hormone therapies. Dr. Bishop’s positions with Bone Care included President, Chief Executive Officer, Director, Executive Vice President of Research and Development, and Chief Scientific Officer. Bone Care was acquired for $720 million by Genzyme Corporation in July 2005. Prior to joining Bone Care, Dr. Bishop held various management positions in the Health Care Division of the Procter & Gamble Company. Dr. Bishop completed a four-year National Institutes of Health Postdoctoral Fellowship in vitamin D Biochemistry at the University of Wisconsin-Madison and received his PhD degree in Nutritional Biochemistry from Virginia Polytechnic Institute and State University, after earning an undergraduate degree in Chemistry from the University of Virginia.
Tony Cruz, Ph.D. Dr. Cruz, age 68, joined the Company in August 2016 as Chief Executive Officer, Transition Therapeutics, Inc., at the time of our acquisition of Transition Therapeutics, Inc., a NASDAQ and TSX publicly traded company. Dr. Cruz had served as the Chairman and Chief Executive Officer of Transition Therapeutics, Inc. from 1998 to 2016. Dr. Cruz co-founded Angiotech Pharmaceuticals Inc., which developed the Taxol-coated stent for cardiovascular restenosis marketed by Boston Scientific. He served as Vice-President of Research from 1991 to 1996 and as a member of the Board of Directors from 1991 to 1995. Dr. Cruz was a founding member and served as the Scientific Director and CEO of the Canadian Arthritis Network, a Network Centers of Excellence. Dr. Cruz has established numerous partnerships with large pharmaceutical companies, biotech companies, and the investment community in the biotech sector over the last 25 years. Dr. Cruz also had a successful academic career from 1987 to 2008 with over 150 publications.
Family Relationships
There are no family relationships among the Company’s executive officers and directors.
Involvement in Certain Legal Proceedings
Our directors and executive officers are not parties to any material legal proceedings.
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
Code of Business Conduct and Ethics
The Company has adopted a Code of Business Conduct and Ethics that applies to all employees, officers, and directors of the Company. The Code of Business Conduct and Ethics is available on our website: www.opko.com under Investor Relations. If the Company makes any substantive amendments to, or grants a waiver (including an implicit waiver) from a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we will disclose such amendment or waiver on our website.
Audit Committee
Our Audit Committee oversees our corporate accounting and financial reporting process. Our Audit Committee met nine times and took action by written consent on one occasion during the fiscal year ended December 31, 2021 (“fiscal 2021”). The responsibilities of our Audit Committee are set forth in a written charter adopted by our Board of Directors and are reviewed and reassessed on an annual basis by the Audit Committee. Among other things, our Audit Committee:
•appoints, compensates, retains, and oversees the work of our independent registered public accounting firm;
•approves the retention of our independent registered public accounting firm to perform any proposed permissible non-audit services;
•reviews our systems of internal controls established for finance, accounting, legal, compliance, and ethics;
•reviews our accounting and financial reporting processes;
•provides for effective communication between our Board of Directors, our senior and financial management, and our independent registered public accounting firm;
•discusses with management and our independent registered public accounting firm the results of our annual audit and the review of our quarterly financial statements;
•reviews the audits of our financial statements;
•implements a pre-approval policy for certain audit and non-audit services performed by our registered independent public accounting firm;
•reviews risks relating to financial statements, auditing and financial reporting process, key credit risks, liquidity risks and market risks;
•discusses policies with respect to risk assessment and risk management and reports to our Board of Directors;
•establishes procedures for receipt, retention, and treatment of complaints regarding accounting, internal controls, or auditing matters; and
•reviews and approves any related party transactions that we are involved in.
Our Audit Committee is composed of Messrs. Pfenniger (Chairman) and Paganelli, and Drs. Krasno and Lachman. Our Board of Directors has determined that Mr. Pfenniger, who is independent (as independence for audit committee members is defined in NASDAQ listing standards and applicable Securities and Exchange Commission (“SEC”) rules), is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.
Item 11. Executive Compensation
Compensation Discussion and Analysis
Our compensation philosophy is to attract and retain talented and dedicated executives who will work to achieve our desired business direction, strategy, and performance. The primary goals of our compensation program for our Named Executive Officers (as defined in the Summary Compensation Table) are (i) to attract, motivate, and retain talented executives with the skill sets and expertise we need to meet our scientific and business objectives; (ii) to be competitive in the marketplace; (iii) to tie annual and long-term cash and equity incentives to the achievement of specified performance objectives that will result in increased stockholder value; and (iv) to be cost-effective. To achieve these goals, we have formed a compensation committee that reviews and approves the executive compensation packages for our executive officers, including the Named Executive Officers. These packages are generally based on a mix of salary, discretionary bonus, and equity awards. Although we have not adopted any formal guidelines for allocating total compensation between equity compensation and cash compensation, we maintain compensation plans that tie a substantial portion of our executives’ overall compensation to the achievement of corporate goals and success of the Company.

Benchmarking of Cash and Equity Compensation
Our Compensation Committee typically reviews executive compensation levels on an annual basis to ensure they remain competitive in our industry. Data for this review is prepared and provided to the Compensation Committee by our management and human resources department, with input from our Chief Executive Officer, as well as other members of senior management. This data details relevant market rates for executive base salaries, annual cash incentive, long-term incentive, and total compensation for companies of similar size or stage of development within our industry or companies that perform similar services or have similar product offerings and market opportunities. In connection with executive compensation decisions, among other considerations, the Compensation Committee reviews an internally generated report prepared by management and our human resources department surveying compensation practices of biotech, pharmaceutical, and laboratory companies ranging from relatively small companies in terms of revenue and size of operations to large multi-national companies with substantial revenue. While the internally generated report does not yield a comprehensive group of true peer companies due, in part, to the Company’s unique and multi-faceted business which includes pharmaceuticals, biologics, diagnostics, and clinical and genetic laboratory testing services, we believe the report provides the Compensation Committee useful comparative pay information. Utilizing the compiled information, the Compensation Committee reviews the various components of our executive compensation to determine the base salary, annual cash incentive, long term incentive, and equity compensation. No changes were made to executive compensation in fiscal years 2019, 2020 and 2021, with the exception of the 2019, 2020 and 2021 stock option grants noted below to our Named Executive Officers a cash bonus paid to our CFO Adam Logal for work performed in 2020, and cash bonuses paid to Jon Cohen for work performed in 2019 and 2020. In addition, Mr. Logal and Dr. Cohen received cash bonuses in 2022 for work performed in 2021. In connection with the 2019, 2020 and 2021 grants, the Compensation Committee reviewed an internally generated report as described above surveying compensation practices of approximately twelve biotech, pharmaceutical and laboratory companies. We may retain the services of third-party executive compensation specialists from time to time in connection with the establishment of cash and equity compensation and related policies, although we have not previously done so.
Elements of Compensation
We evaluate individual executive performance with a goal of setting compensation at levels the Board and the Compensation Committee believe are comparable with executives in other companies of similar size and stage of development or companies which have similar product and service offerings or market opportunities. At the same time, our Board and Compensation Committee take into account our relative performance and our own strategic goals. The primary elements of our compensation plans are base salary, equity compensation, and discretionary annual bonus, each of which is described in greater detail below.
Base Salary. We try to establish and maintain competitive annual base salaries for our Named Executive Officers by utilizing available resources, which include surveys as discussed above. While base salaries are not primarily performance-based, we believe it is important to provide adequate, fixed compensation to executives working in a highly volatile and competitive industry such as ours. We provide fixed salary compensation to our Named Executive Officers based on their responsibilities and individual experience, taking into account competitive market compensation paid by other companies for similar positions within the pharmaceutical, diagnostics and laboratory industries. In general, we historically targeted Named Executive Officer compensation and base salary to fall within the median range for equivalent or similar positions of executives at peer group companies. No changes to base salary were proposed or implemented in fiscal 2020 or fiscal 2021, except for a salary increase for Mr. Logal, whose base salary was increased from $600,000 to $700,000 in fiscal 2021.
Discretionary Annual Bonus. In addition to base salaries, our Compensation Committee has the authority to award discretionary annual bonuses to our Named Executive Officers based on corporate and individual performance. Incentives, as a percent of salary, increase with executive rank so that, as rank increases, a greater portion of total annual cash compensation is based on annual corporate and individual performance. Furthermore, as an executive’s rank increases, a greater percentage of that executive’s cash bonus is based on corporate performance, rather than individual performance. Because we historically generated little revenue, the Compensation Committee has not awarded any cash bonuses to Named Executive Officers other than in 2015, and again in 2020 in recognition of significant contributions to the Company’s fiscal 2020 success and growth. In 2020, Dr. Cohen was awarded a cash bonus of $750,000 for work performed in 2019, and a cash bonus of $1,150,000 for work performed in 2020. In addition, Dr. Cohen received a cash bonus in 2022 of $1,150,000 for work performed in 2021. Mr. Logal was awarded a cash bonus of $500,000 for work performed in 2020. In addition, Mr. Logal received a cash bonus in 2022 of $200,000 for work performed in 2021.

Equity Compensation. We believe that equity compensation should be a primary component of our executive compensation program because it aligns the interests of our executive officers with the long-term performance of the Company. Stock options are a critical element of our long-term incentive strategy. The primary purpose of stock options is to provide Named Executive Officers and other employees with a personal and financial interest in our success through stock ownership, thereby aligning the interests of such persons with those of our stockholders. This broad-based program is a vital element of our goal to empower and motivate outstanding long-term contributions by our Named Executive Officers and other employees. The Compensation Committee believes that the value of stock options will reflect our performance over the long-term. Under our employee stock option program, options are granted at fair market value at the date of grant, and options granted under the program become exercisable only after a vesting period, which is subject to continued employment. Consequently, employees benefit from stock options only if the market value of our common stock increases over time. With respect to these stock options, we recognize compensation expense based on FASB ASC Topic 718.
The Compensation Committee typically grants stock options to our Named Executive Officers under the OPKO Health, Inc. 2016 Equity Incentive Plan (the “2016 Equity Incentive Plan”) and previously the 2007 Equity Incentive Plan. As with base salaries and discretionary cash bonuses, there is no set formula or performance criteria, which determines the amount of the equity award for our Named Executive Officers or our other employees. Nor does the Compensation Committee assign any relative weight to any specific factors or criteria it considers when granting stock options. Rather, the Committee exercises its judgment and discretion by considering all factors it deems relevant at the time of such grants, including the internally generated peer group survey previously discussed and the Company’s performance during the most recent fiscal year. For the Named Executive Officers, other than the Chief Executive Officer, the decisions by the Compensation Committee regarding grants of stock options are made based almost entirely upon the recommendation of the Company’s Chief Executive Officer, and includes his subjective determination based on his assessment of the executive officer’s current position with the Company, the executive officer’s past and expected future performance and the other factors discussed in the determination of base salaries.
As discussed above, our Compensation Committee also considers compensation practices at peer group companies, but recognized that the actual positioning of compensation for individual executives may range above or below the median average based on job content, experience and responsibilities of the roles compared to similar positions in the market. In determining grants of stock options made in February 2021, the Compensation Committee relied primarily on the recommendations of the Chief Executive Officer for the Named Executive Officers other than the Chief Executive Officer, although it also reviewed the internally generated report referenced above surveying compensation practices of approximately twelve biotech, pharmaceutical and laboratory companies ranging from relatively small companies in terms of revenue and size of operations to large, multinational companies with substantial revenue.
With limited exceptions, we have not granted employees restricted stock or restricted stock awards pursuant to our equity benefit plans. However, our Compensation Committee, in its discretion, may in the future elect to make such grants to our employees and our Named Executive Officers if it deems it advisable.
Advisory Vote on Executive Compensation
We conduct an advisory vote on executive compensation at each annual meeting of stockholders. While this vote is not binding on the Company, our Board, or our Compensation Committee, we believe that it is important for our stockholders to have an opportunity to vote on this proposal as a means to express their views regarding our executive compensation philosophy, our compensation policies and programs, and our decisions regarding executive compensation, all as disclosed in our proxy statement. Our Board of Directors and our Compensation Committee value the opinions of our stockholders and, to the extent there is any significant vote against the compensation of our Named Executive Officers as disclosed in the proxy statement, we will consider our stockholders’ concerns and the Compensation Committee will evaluate whether any actions are necessary to address those concerns. In addition to our advisory vote on executive compensation, we are committed to ongoing engagement with our stockholders on executive compensation and corporate governance issues. These engagement efforts take place throughout the year through meetings, telephone calls and correspondence involving our senior management, directors and representatives of our stockholders.
At our 2021 annual meeting of stockholders, more than 94% of the votes cast on the advisory vote on the executive compensation proposal were in favor of our named executive officer compensation as disclosed in the proxy statement, and as a result, our named executive officer compensation was approved by our stockholders. Our

Board and Compensation Committee reviewed these final vote results. Given the significant level of support, no changes to our executive compensation policies and decisions were deemed necessary at that time based on the vote results.
Employment Agreements. We have not entered into an employment agreement with any of our current executive officers.
Severance and Change-in-Control Benefits. Except as set forth below, none of our current executive officers are entitled to severance or change of control benefits; provided, however, that the 2007 Equity Incentive Plan and the 2016 Equity Incentive Plan provide for certain accelerated vesting upon change in control events.
401(k) Profit Sharing Plan. We have adopted a tax-qualified 401(k) Profit Sharing Plan (the “401(k) Plan”) covering all qualified employees. The effective date of the 401(k) Plan is January 2008. Participants may elect a salary reduction of at least 1% as a contribution to the 401(k) Plan, up to the statutorily prescribed annual limit for tax-deferred contributions ($19,500 for employees under age 50 and an additional $6,500 for employees 50 and above in 2021). In 2008, the Company adopted the Roth contribution for employee elections. The 401(k) Plan permits employer matching of up to 4% of a participant’s salary up to the statutory limits. In 2010, we elected a safe harbor contribution at 4% of annual compensation. All of our safe harbor contributions are immediately vested.
Other Compensation. All of our Named Executive Officers have standard benefits that are offered to all full-time, exempt employees. These standard benefits include health, dental and life insurance, and short and long-term disability. We intend to continue to maintain the current benefits and perquisites for our Named Executive Officers; however, our Compensation Committee, in its discretion, may in the future revise, amend, or add to the benefits and perquisites of any Named Executive Officer if it deems it advisable.
Section 162(m) of the Internal Revenue Code
Section 162(m) of the Code generally does not allow a deduction for annual compensation in excess of $1,000,000 paid to our executive officers. Prior to January 1, 2018, this limitation on deductibility did not apply to certain compensation, including “performance based” compensation under a plan approved by our stockholders, paid to our Named Executive Officers. Historically, we intended for equity grants under our 2007 Equity Incentive Plan and the 2016 Equity Incentive Plan to qualify for the “performance-based” exceptions from the Section 162(m) limitations.
Following the enactment of the Tax Cuts and Jobs Act of 2017 on December 22, 2017, the performance-based compensation exception described above was repealed with respect to performance-based compensation payable following November 2, 2017 unless it is payable pursuant to an award that was outstanding on that date (and generally unmodified) or a binding written agreement in effect on that date, which is referred to as the grandfathering exception. Following the repeal of the performance-based exception to deductibility, we have generally expected that compensation paid to our named executive officers in excess of $1 million will not be deductible, subject to the grandfathering exception. The Compensation Committee reserves the right to modify compensation that was initially intended to be exempt from Section 162(m) of the Code if it determines that such modifications are consistent with our business needs.
Compensation Committee Interlocks and Insider Participation
Drs. Richard M. Krasno and Roger J. Medel served on the Company’s Compensation Committee during fiscal 2021. Drs. Lerner and Fishel also served on the Compensation Committee until December 2, 2021 and January 21, 2022, respectively. During fiscal 2021, no member of the Compensation Committee was an officer, employee, or former officer of ours or any of our subsidiaries or had any relationship that would be considered a compensation committee interlock and would require disclosure in this Amendment No. 1 pursuant to SEC rules. During fiscal 2021, none of our executive officers or directors was a member of the board of directors of any other company where the relationship would be considered a compensation committee interlock under SEC rules.

COMPENSATION COMMITTEE REPORT
The Compensation Committee of our Board has submitted the following report for inclusion in this Amendment No. 1.
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Amendment No. 1 with management. Based on its review and discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A for filing with the Securities and Exchange Commission.
    Compensation Committee
    Richard M. Krasno, Ph.D., Chairman
    Prem A. Lachman, M.D.
    Roger J. Medel, M.D.

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

EXECUTIVE COMPENSATION
Summary Compensation Table for 2019-2021
The following table sets forth information regarding compensation earned in or with respect to fiscal years 2021, 2020, and 2019 by:
•Our Chief Executive Officer during fiscal 2021;
•Our Principal Financial Officer during fiscal 2021; and
•Our three most highly compensated executive officers (other than individuals serving as our Principal Executive Officer or our Principal Financial Officer).
We refer to these officers collectively as our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Award(s) ($)(1)	All Other Compensation ($)(2)	Total ($)
Phillip Frost, M.D.	2021	960,000		1,132,000	11,600	2,103,600
Chief Executive Officer	2020	960,000	—	567,000	11,200	1,538,200
	2019	960,000	—	434,000	11,200	1,405,200

Jane H. Hsiao, Ph.D.	2021	900,000		1,132,000	11,600	2,043,600
Chief Technical Officer	2020	900,000	—	567,000	11,200	1,478,200
	2019	900,000	—	434,000	11,200	1,345,200

Steven D. Rubin	2021	810,000		990,500	11,600	1,812,100
Executive Vice President-	2020	810,000	—	441,000	11,200	1,262,200
Administration	2019	810,000	—	310,000	11,200	1,131,200

Adam Logal	2021	700,000	200,000	990,500	11,600	1,902,100
Senior Vice President	2020	600,000	500,000	441,000	11,200	1,552,200
and Chief Financial Officer	2019	600,000	—	310,000	11,200	921,200

Jon R. Cohen, M.D.(3)	2021	575,000	1,150,000	1,698,000	11,600	3,434,600
Senior Vice President-OPKO	2020	575,000	1,150,000	1,755,000	11,200	3,491,200
OPKO Health, Inc.; Executive Chairman-BioReference Health, LLC	2019	575,000	750,000	961,000	11,200	2,297,200
____________
(1)    Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the amounts are discussed in Note 9 of the Company’s audited financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2022.
(2)    Includes contributions made by the Company under its 401(k) Plan during fiscal during fiscal 2019 in the amount of $11,200, during fiscal 2020 in the amount of $11,200, and during fiscal 2021 in the amount of $11,600 for each of Drs. Frost, Hsiao, and Cohen and Messrs. Rubin and Logal.
(3)    Dr. Cohen was appointed as an executive officer of the Company on March 1, 2021.

Grants of Plan-Based Awards
The following table presents information concerning grants of plan-based awards to each of the Named Executive Officers during the year ended December 31, 2021. The exercise price per share of each option granted to our Named Executive Officers during fiscal 2021 was equal to the closing price of our common stock on the date of the grant.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards ($)(2)
Phillip Frost, M.D.	2/19/2021	400,000	4.81	1,132,000
Jane H. Hsiao, Ph.D.	2/19/2021	400,000	4.81	1,132,000
Steven D. Rubin	2/19/2021	350,000	4.81	990,500
Jon R. Cohen, M.D.(3)	2/19/2021	500,000	4.81	1,698,000
Adam Logal	2/19/2021	350,000	4.81	990,500
____________
(1)    Options vest in four equal annual tranches, commencing on February 19, 2022, and expiring on February 18, 2031.
(2)    Reflects the grant date fair value computed in accordance with FASB ASC Topic 718.
(3)    Dr. Cohen was appointed as an officer of the Company on March 1, 2021.
Outstanding Equity Awards at Fiscal Year-End for 2021
The following table sets forth information with respect to equity awards outstanding as of December 31, 2021.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Phillip Frost, M.D.	300,000	(1)(2)	—		8.37	4/13/24
	500,000	(3)	—		14.42	3/17/25
	500,000	(4)	—		10.41	3/31/26
	375,000	(5)	125,000	(5)	4.46	6/20/28
	175,000	(9)	175,000	(9)	2.47	6/30/29
	112,500	(10)	337,500	(10)	2.27	6/3/30
	100,000	(13)	300,000	(13)	4.81	2/18/31

Jane H. Hsiao, Ph.D.	262,500	(1)(6)	—		8.37	4/13/24
	450,000	(3)	—		14.42	3/17/25
	450,000	(4)	—		10.41	3/31/26
	375,000	(5)	125,000	(5)	4.46	6/20/28
	175,000	(9)	175,000	(9)	2.47	6/30/29
	112,500	(10)	337,500	(10)	2.27	6/3/30
	100,000	(13)	300,000	(13)	4.81	2/18/31

Steven D. Rubin	308,481	(7)(8)	—		4.77	2/4/23
	350,000	(1)	—		8.37	4/13/24
	450,000	(3)	—		14.42	3/17/25
	450,000	(4)			10.41	3/31/26
	225,000	(5)	75,000	(5)	4.46	6/20/28
	125,000	(9)	125,000	(9)	2.47	6/30/29
	87,500	(10)	262,500	(10)	2.27	6/3/30
	87,500	(13)	262,500	(13)	4.81	2/18/31

Jon R. Cohen	375,000	(11)	125,000	(11)	3.67	1/6/29
	50,000	(12)	50,000	(12)	2.17	9/16/29
	375,000	(10)	1,125,000	(10)	2.27	6/3/30
	125,000	(13)	375,000	(13)	4.81	2/18/31

Adam Logal	250,000	(1)	—		8.37	4/13/24
	250,000	(3)	—		14.42	3/17/25
	250,000	(4)	—		10.41	3/31/26
	225,000	(5)	75,000	(5)	4.46	6/20/28
	125,000	(9)	125,000	(9)	2.47	6/30/29
	87,500	(10)	262,500	(10)	2.27	6/3/30
	87,500	(13)	262,500	(13)	4.81	2/18/31
____________________
(1)    Options were issued on April 14, 2014 and vested in four equal annual tranches beginning on April 14, 2015.
(2)    Original option grant was for 400,000 shares. Dr. Frost exercised options for 100,000 shares on August 7, 2015.
(3)    Options were issued on March 18, 2015 and vested in four equal annual tranches beginning on March 18, 2016.
(4)    Options were issued on April 1, 2016 and vest in four equal annual tranches beginning April 1, 2017.
(5)    Options were issued on June 21, 2018 and vest in four equal annual tranches beginning June 21, 2019.
(6)    Original option grant was for 350,000 shares. Dr. Hsiao exercised options for 87,500 shares on August 7, 2015.

(7)    On August 29, 2013, PROLOR Biotech, Inc. (formerly Modigene Inc.) (“PROLOR”) became a wholly owned subsidiary of the Company pursuant to an Agreement and Plan of Merger, dated April 23, 2013, by and among the Company, PROLOR and POM Acquisition, Inc., a wholly owned subsidiary of the Company (the “Merger Agreement”). As a result, the holders of PROLOR securities became holders of the Company’s securities. The exchange ratio pursuant to the Merger Agreement was 0.9951.
(8)    These options vested on August 29, 2013.
(9)    Options were issued on July 1, 2019 and vest in four equal annual tranches beginning July 1, 2020.
(10)    Options were issued on June 4, 2020 and vest in four equal annual tranches beginning June 4, 2021.
(11)    Options were issued on January 7, 2019 and vest in four equal annual tranches beginning January 7, 2020; provided, however, that one-half of the options (250,000 shares) will also require achievement of predefined performance goals measured during each year during the four year vesting period in order to be exercisable.
(12)    Options were issued on September 17, 2019 and vest in four equal annual tranches beginning September 17, 2020.
(13)    Options were issued on February 19, 2021 and vest in four equal annual tranches beginning February 19, 2022.
Option Exercises and Stock Vested
For fiscal 2021, no Named Executive Officer acquired any shares of common stock upon the exercise of stock options, nor did any restricted stock, restricted stock units or any similar instruments held by any Named Executive Officer vest.
Fiscal Year-End Equity Compensation Plan Information
The following table sets forth aggregated information concerning our equity compensation plans at December 31, 2021.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (#)	Weighted- Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding shares reflected in the 1st column)
Equity Compensation Plans Approved by Stockholders	47,467,142	$6.04	11,555,335
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	47,467,142	$6.04	11,555,335
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
Employment Agreements and Change in Control Arrangements
We have not entered into employment agreements with any of our executive officers. None of our Named Executive Officers are entitled to severance or change of control benefits; provided, however, that both the 2007 Equity Incentive Plan and the 2016 Equity Incentive Plan provide for accelerated vesting of all awards under the plan upon a Change in Control, as defined below. Pursuant to both the 2007 Equity Incentive Plan and the 2016 Equity Incentive Plan, if there is a Change in Control of the Company, the vesting date of each outstanding equity award under the plan shall be accelerated so that each such award shall, immediately prior to the effective date of the Change in Control, become fully vested with respect to the total number of shares of common stock subject to such award. Upon the consummation of any Change in Control, all outstanding awards under the 2007 Equity Incentive Plan and the 2016 Equity Incentive Plan, shall to the extent not previously exercised, either be assumed by any successor corporation or parent thereof or be replaced with a comparable award with respect to shares of common stock of such successor corporation or parent thereof. Under the 2007 Equity Incentive Plan and the 2016 Equity Incentive Plan, a “Change in Control” means the occurrence of any of the following events:
(a)    any Person, as such term is used for purposes of Section 13(d) or 14(d) of the Exchange Act, or any successor section thereto, (other than (i) the Company, (ii) any trustee or other fiduciary holding securities under an employee benefit plan of the Company, (iii) any subsidiaries of the Company, (iv) any company owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company, or (v) the Frost Group or any of its affiliates) becomes, either alone or together with such Person’s affiliates and associates, the beneficial owner, directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company’s then-outstanding securities;
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
If we had experienced a Change in Control on December 31, 2021, the value of the acceleration of stock options held by each of Drs. Frost, Hsiao, and Cohen and Messrs. Rubin and Logal would be approximately $1.5 million, $1.5 million, $2.4 million, $1.2 million, and $1.2 million, respectively.
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
Pay Ratio Disclosure
Our philosophy is to pay our employees competitively with similar positions in the applicable labor market. We follow this approach worldwide, whether it be an executive level position or hourly job at a foreign facility. As such, we benchmark by position from time to time and adjust compensation to match the applicable market. By doing so, we believe we maintain a high-quality, more stable workforce.
In accordance with Item 402(u) of Regulation S-K, promulgated by the Dodd-Frank Wall Street Reform Act and Consumer Protection Act of 2010, we are providing the following disclosure about the ratio of the annual total compensation of our chief executive officer to the median annual total compensation of our employees. For the year ended December 31, 2021:

•    the median of the annual total compensation of all employees of our Company except our principal executive officer was reasonably estimated to be $41,879;
• the annual total compensation of our chief executive officer was $2,103,600; and
• based on this information, the ratio of the annual total compensation is estimated to be 50:1.
We identified our median employee using a multistep process in accordance with the SEC rules. We first examined the annual cash compensation paid to each of our employees during 2021, excluding our chief executive officer, which we gathered from our payroll data. This population consisted of all of our full-time, part-time and temporary employees who were employed by us on December 31, 2021. We believe the use of annual cash compensation consisting of base pay and wages paid for all employees is a consistently applied compensation measure because this measure reasonably represents the principal form of compensation delivered to all of our employees and because we typically do not widely distribute annual equity awards or pay bonuses to our employees. Next, we excluded approximately 154 employees in Chile and approximately 113 employees in Spain, which represents less than 5% of our workforce, as permitted under the de minimis exemption to the SEC rules. The total numbers of U.S. employees and non-U.S. employees were 5,048, and 725, respectively, before taking into account such exclusions and for purposes of calculating such exclusions. After taking into account the de minimis exemption, 5,048 employees in the U.S. and 458 employees located outside of the U.S. were considered for identifying the median employee. We also annualized the total cash compensation paid to those employees who commenced work with us during 2021, but did not work for us the entire calendar year. For purposes of this disclosure, compensation paid in foreign currencies was converted to U.S. dollars based on exchange rates in effect on December 31, 2021. Using this compensation measure, we were able to identify our median employee: an hourly-paid, U.S. based technical service representative. Once we identified our median employee, we then calculated the annual total compensation for such employee in accordance with the requirements of Item 402(c) of Regulation S-K. With respect to the annual total compensation of our chief executive officer, we used the amount reported in the “Total Compensation” column reported in the Summary Compensation Table included in this Amendment No. 1.
Due to the use of estimates, assumptions, adjustments and statistical sampling permitted by Item 402(u), pay ratio disclosures may involve a degree of imprecision. Accordingly, our pay ratio is merely a reasonable estimate calculated in a manner consistent with Item 402(u) and may not be comparable to the pay ratio disclosures of other companies.
DIRECTOR COMPENSATION
Each non-employee director is currently entitled to receive an annual retainer of $30,000, payable in quarterly installments, an option to acquire 50,000 shares of the Company’s common stock upon initial appointment to the Board and an option to acquire 30,000 shares each year thereafter on the date of the Company’s annual meeting of stockholders. Each committee’s chairman receives an additional annual retainer of $7,500, payable in quarterly installments. The members of the Compensation Committee also receive an additional annual retainer of $7,500, payable in quarterly installments, and members of the Audit Committee receive an additional annual retainer of $15,000, payable in quarterly installments. The chairman of the Audit Committee is entitled to receive an option to acquire 15,000 shares of the Company’s common stock each year on the date of the Company’s annual meeting of stockholders. The Lead Independent Director is entitled to receive an additional annual retainer of $10,000, payable in quarterly installments, and an option to acquire 15,000 shares of the Company’s common stock each year on the date of the Company’s annual meeting of stockholders.
The following table sets forth information with respect to compensation of non-employee directors of the Company earned for fiscal 2021.
Fiscal 2021 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Award ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Change in Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert S. Fishel, M.D.(1)	37,813	—	69,600	—	—	—	107,413
Richard M. Krasno, Ph.D.	44,115	—	69,600	—	—	—	113,715
Prem A. Lachman, M.D.(2)	31,563	—	183,600	—	—	—	215,163
Richard A. Lerner, M.D.(3)	37,813	—	69,600	—	—	—	107,413
Roger J. Medel, M.D.	30,052	—	69,600	—	—	—	99,652
Richard C. Pfenniger, Jr.	49,323	—	139,200	—	—	—	188,523
John A. Paganelli	44,115	—	69,600	—	—	—	113,715
Alice Lin-Tsing Yu, M.D., Ph.D.	25,208	—	69,600	—	—	—	94,808
____________
(1)    Dr. Fishel served on the Board until January 21, 2022.
(2)    Dr. Lachman was appointed to the Board effective March 1, 2021.
(3)    Dr. Lerner served on the Board until December 2, 2021.
(4)    Reflects the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation (“ASC Topic 718”). Assumptions made in the calculation of these amounts are included in Note 9 to the Company’s audited financial statements, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2022. The table below sets forth the aggregate number of stock options of each non-employee director outstanding as of December 31, 2021:

Name	Stock Options
Robert S. Fishel, M.D.(1)	70,000
Richard M. Krasno, Ph.D.	150,000
Prem A. Lachman, M.D.(2)	70,000
Richard A. Lerner, M.D.(3)	170,000
Roger J. Medel, M.D.	70,000
John A. Paganelli	170,000
Richard C. Pfenniger, Jr.	260,000
Alice Lin-Tsing Yu, M.D., Ph.D.	170,000
____________
(1)    Dr. Fishel served on the Board until January 21, 2022.
(2)    Dr. Lachman was appointed to the Board effective March 1, 2021.
(3)    Dr. Lerner served on the Board until December 2, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table contains information regarding the beneficial ownership of our voting stock as of April 25, 2022 held by (i) each stockholder known by us to beneficially own more than 5% of the outstanding shares of any class of voting stock; (ii) our directors and director nominees; (iii) our Named Executive Officers as defined in the paragraph preceding the Summary Compensation Table contained elsewhere in this Amendment No. 1 and our current executive officers; and (iv) all current directors and executive officers as a group. Except where noted, all holders listed below have sole voting power and investment power over the shares beneficially owned by them. Unless otherwise noted, the address of each person listed below is c/o OPKO Health, Inc., 4400 Biscayne Blvd., Miami, FL 33137.

Name and Address of Beneficial Owner	Class of Security	Amount and Nature Beneficial Ownership		Percentage of Class**
Directors and Named Officers:
Phillip Frost, M.D. CEO & Chairman of the Board	Common Stock	235,252,822	(1)	34.15%

Jane H. Hsiao, Ph.D., MBA Vice Chairman of the Board & Chief Technical Officer	Common Stock	35,889,774	(2)	5.24%

Steven D. Rubin Executive Vice President – Administration and Director	Common Stock	8,403,713	(3)	1.23%

Jon R. Cohen, M.D. Senior Vice President-OPKO Health, Inc., Executive Chairman-BioReference Health, LLC, and Director	Common Stock	1,425,000	(4)	*

Adam Logal Senior Vice President, Chief Financial Officer, Chief Accounting Officer, and Treasurer	Common Stock	1,616,662	(5)	*

John A. Paganelli, Director	Common Stock	538,515	(6)	*

Richard C. Pfenniger, Jr., Director	Common Stock	455,000	(7)	*

Alice Lin-Tsing Yu, M.D., Ph.D., Director	Common Stock	236,490	(8)	*

Richard M. Krasno, Ph.D., Director	Common Stock	223,333	(9)	*

Prem A. Lachman, M.D., Director	Common Stock	70,000	(10)	*

Roger J. Medel, M.D., Director	Common Stock	70,000	(11)	*

All Executive Officers and Directors as a group (13 persons)	Common Stock	284,261,309		40.73%

More than 5% Owners:
Frost Gamma Investments Trust	Common Stock	199,756,694	(12)	29.10%

The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	Common Stock	35,725,424	(13)	5.24%
____________
*    Less than 1%
**    Percentages based upon 681,525,181 shares of our common stock issued and outstanding at April 25, 2022.
(1)    Includes 194,756,694 shares of common stock and a convertible note, which is convertible into 5,000,000 shares of common stock, held by Frost Gamma Investments Trust. Also includes options to purchase 2,300,000 shares of common stock exercisable within 60 days of April 25, 2022 held by Dr. Frost. Dr. Frost is the trustee and Frost Gamma Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma Inc. and the sole stockholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole stockholder of Frost-Nevada Corporation. The number of shares included above also includes 30,127,177 shares of common stock owned directly by Frost Nevada Investments

Trust, of which the Dr. Frost is the trustee and Frost-Nevada, L.P. is the sole and exclusive beneficiary. Dr. Frost is one of seven limited partners of Frost-Nevada, L.P. and the sole shareholder of Frost-Nevada Corporation, the sole general partner of Frost-Nevada, L.P. Does not include 2,851,830 shares of common stock held by the Phillip and Patricia Frost Philanthropic Foundation, Inc., of which Dr. Frost is one of three directors. Dr. Frost has sole voting and dispositive power over 235,252,822 shares of the Company’s common stock.
(2)    Includes a convertible note which is convertible into 1,000,000 shares of common stock. Also includes options to purchase 2,162,500 shares of common stock exercisable within 60 days of April 25, 2022. Also includes 5,127,404 shares of common stock held by Hsu Gamma Investment, L.P., for which Dr. Hsiao serves as General Partner.
(3)    Includes options to purchase 2,245,981 shares of common stock exercisable within 60 days of April 25, 2022.
(4)    Includes options to purchase 1,300,000 shares of common stock exercisable within 60 days of April 25, 2022.
(5)    Includes options to purchase 1,437,500 shares of common stock exercisable within 60 days of April 25, 2022.
(6)    Includes options to acquire 170,000 shares of common stock exercisable within 60 days of April 25, 2022. Also includes 9,175 shares of common stock held by Mr. Paganelli’s spouse.
(7)    Includes options to acquire 260,000 shares of common stock exercisable within 60 days of April 25, 2022.
(8)    Includes options to acquire 170,000 shares of common stock exercisable within 60 days of April 25, 2022.
(9)    Includes options to acquire 150,000 shares of common stock exercisable within 60 days of April 25, 2022. Also includes 73,333 shares of common stock held by the Richard M. Krasno Trust, for which Richard M. Krasno is Trustee.
(10)    Includes options to acquire 70,000 shares of common stock exercisable within 60 days of April 25, 2022.
(11)    Includes options to acquire 70,000 shares of common stock exercisable within 60 days of April 25, 2022.
(12)    Includes a convertible note which is convertible into 5,000,000 shares of common stock. The Frost Gamma Investments Trust has sole voting and dispositive power over 199,756,694 shares of the Company’s common stock. Does not include 3,068,951 shares of common stock held directly by Dr. Frost, 2,300,000 options to purchase shares of common stock exercisable within 60 days of April 25, 2022 held by Dr. Frost, 30,127,177 shares of common stock owned directly by Frost Nevada Investments Trust, and 2,851,830 shares of common stock held by the Phillip and Patricia Frost Philanthropic Foundation, Inc.
(13)    Based solely on information reported on Schedule 13G/A filed by the stockholder on February 10, 2022. According to the information reported in the Schedule 13G/A, The Vanguard Group has sole voting power over 0 shares of the Company’s common stock, shared voting power over 337,821 shares of the Company’s common stock, sole dispositive power over 35,015,022 shares of the Company’s common stock, and shared dispositive power over 710,402 shares of the Company’s common stock.

Fiscal Year-End Equity Compensation Plan Information
The following table sets forth aggregated information concerning our equity compensation plans at December 31, 2021.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (#)	Weighted- Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding shares reflected in the 1st column)
Equity Compensation Plans Approved by Stockholders	47,467,142	$6.04	11,555,335
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	47,467,142	$6.04	11,555,335
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Party Transactions
As of December 31, 2021, we held investments in Cocrystal Pharma, Inc. (“COCP”)(3%), Zebra Biologics, Inc. (29%), Neovasc, Inc. (1%), ChromaDex Corporation (0.1%), Non-Invasive Monitoring Systems, Inc. (1%), Eloxx Pharmaceuticals, Inc. (“Eloxx”)(2%), BioCardia, Inc. (“BioCardia”)(1%), and LeaderMed Health Group Limited (47%). These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities.
In August 2020, GeneDx, LLC (formerly GeneDx, Inc.), a subsidiary of BioReference, entered into an agreement with Mednax Services, Inc. (“Mednax Services”), a subsidiary of MEDNAX, Inc., (“MEDNAX”) pursuant to which the parties formed a joint venture under the brand Detect Genomix. GeneDx’s initial capital investment in Detect Genomix was $245,000 for which GeneDx received a 49% ownership interest in Detect Genomix, and Mednax Services contributed $255,000. in exchange for a 51% ownership interest in Detect Genomix. Adam Logal, the Company’s Chief Financial Officer, was the chair and sat on the Board of Managers of the joint venture. Mednax Services provided administrative services to the joint venture pursuant to an administrative services agreement. GeneDx provided laboratory services to the joint venture. Dr. Roger Medel, a director of the Company, is the former Chief Executive Officer of MEDNAX and Mednax Services. Dr. Medel continues to serve on the board of MEDNAX. The joint venture was terminated in January 2022.
On February 25, 2020, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $100 million. This line of credit called for a commitment fee equal to 0.25% per annum of the unused portion of the line. We terminated this line of credit in June 2021 and as of December 31, 2020, no amounts were outstanding under this line during fiscal 2021.
On March 1, 2019, our subsidiary, OPKO Pharmaceuticals, LLC (“OPKO Pharmaceuticals”) entered into an assignment agreement with Xenetic Biosciences, Inc., as amended from time to time (the “Assignment Agreement”), pursuant to which Xenetic acquired all of OPKO Pharmaceuticals’ right, title and interest in and to that certain Intellectual Property License Agreement (the “IP License Agreement”), entered into between The Scripps Research Institute and OPKO Pharmaceuticals, regarding certain patents for novel CAR T platform technology and through which the Scripps Research Institute granted an exclusive royalty-bearing license in exchange for royalties, subject to the terms of the IP License Agreement.
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
The Company owns approximately 9% of Pharmsynthez, and Pharmsynthez is Xenetic’s largest and controlling stockholder. Dr. Richard Lerner, a director of the Company until his death on December 2, 2021, was a co-inventor of Xenetic’s technology and received 31,240 shares of Xenetic upon the closing of the Xenetic transactions described above. Adam Logal, our Senior Vice President and Chief Financial Officer, is chairman of the Board of Directors of Xenetic.
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
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the years ended December 31, 2021, 2020, and 2019, we recognized approximately $148 thousand, $156 thousand, and $328 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.
Our Policies Regarding Related Party Transactions
We have adopted a written statement of policy with respect to related party transactions, which is administered by our Audit Committee. Under our related party transaction policy, a “Related Party Transaction” is any transaction, arrangement, or relationship (or any series of similar transactions, arrangements, or relationships) in which the Company or any of our subsidiaries was, is or will be a participant and the amount exceeds $120,000 and in which any Related Person had, has or will have a direct or indirect material interest. A “Related Person” is any of our executive officers, directors or director nominees, any stockholder beneficially owning in excess of 5% of our stock or securities exchangeable for our stock, any immediate family member of any of the foregoing persons, and any firm, corporation, or other entity in which any of the foregoing persons is employed, is a partner or principal or in a similar position, or in which such person has a 5% or greater beneficial ownership interest in such entity.
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
Pursuant to our related party transaction policy, a Related Party Transaction may only be consummated if:
•our Audit Committee approves or ratifies such transaction in accordance with the terms of the Company’s policy;
•such transaction falls within the category of transactions that have previously been granted standing pre-approval; or
•the chair of our Audit Committee pre-approves or ratifies such transaction and the amount involved in the transaction is less than $250,000, provided that for the Related Party Transaction to continue it must be presented to our Audit Committee at its next regularly scheduled meeting for review.

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
All transactions in the categories listed above were approved in accordance with the Company’s related party transaction policy.
Director Independence
In evaluating the independence of each of our directors and director nominees, the Board considers transactions and relationships between each director or nominee, or any member of his or her immediate family, and the Company and its subsidiaries and affiliates. The Board also examines transactions and relationships between directors and director nominees or their known affiliates and members of the Company’s senior management and their known affiliates. The purpose of this review is to determine whether any such relationships or transactions are inconsistent with a determination that the director is independent under applicable laws and regulations and NASDAQ listing standards. The Board has affirmatively determined that a majority of our directors, including Messrs. John A. Paganelli, and Richard C. Pfenniger, Jr., and Drs. Richard M. Krasno, Prem A. Lachman, Roger J. Medel and Alice Lin-Tsing Yu, are “independent” directors within the meaning of the listing standards of NASDAQ and applicable law. In making the independence determinations, the Board considered a number of factors and relationships, including without limitation: (i) Dr. Frost’s prior service as Chairman of the Board of Ladenburg Thalmann Financial Services Inc., an entity for which Dr. Krasno served as a member of the Board of Directors until February 14, 2020 and in which Dr. Frost previously held up to 36.5% of its issued and outstanding shares; (ii) Drs. Frost’s and Krasno’s and Mr. Rubin’s service as members of the Board of Directors of Castle Brands, Inc. until October 2019, an entity in which Dr. Frost beneficially owned more than ten percent (10%); (iii) Mr. Pfenniger’s prior service and Dr. Krasno’s service as members of the Board of Directors of BioCardia, Inc., formerly Tiger X Medical, Inc., an entity in which Dr. Frost beneficially owns more than ten percent (9%); (iv) Mr. Rubin’s previous service as Interim Chief Executive Officer and Interim Chief Financial Officer and as a member of the Board of Directors of Tiger X Medical, Inc. until its merger with BioCardia, Inc. in October 2016; (v) Dr. Frost’s and Mr. Pfenniger’s service on the Board of Trustees and Mr. Pfenniger’s service as Vice Chairman of the Executive Committee of the Board of the Frost Museum of Science, an entity in which the Company has contributed an aggregate of $1 million; (vi) Dr. Hsiao’s prior service and Dr. Frost’s and Mr. Rubin’s service as members of the Board of Directors of Cocrystal Pharma, Inc. (“COCP”), an entity in which Dr. Frost beneficially owns 4%, Dr. Hsiao and Mr. Rubin own less than 1%, and the Company owns 3%; (vii) Dr. Medel’s previous service from January 2004 to February 2012 on the Board of Trustees of the University of Miami on which Dr. Frost has served as member since 1983 and is the past Chairman; (viii) Dr. Medel’s service as a member of the Board of Directors of MEDNAX, Inc., an entity in which Dr. Pascal J. Goldschmidt, a former director of the Company (2007-2011), also served as a member of the Board of Directors from March 2006 until July 2020; and (ix) the joint venture to which the Company’s subsidiary, GeneDx LLC (formerly GeneDx, Inc.) and Mednax Services, Inc., a subsidiary of MEDNAX, Inc., were parties. The joint venture was terminated in January 2022.
Item 14. Principal Accountant Fees and Services
Ernst & Young LLP (PCAOB ID No. 42, Miami, Florida) (“Ernst & Young”) has served as the Company’s independent registered public accounting firm since 2007. The following table presents fees for professional audit services provided by Ernst & Young for the audits of our annual financial statements and internal control over financial reporting for the fiscal years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Audit Fees	$2,923,000	$2,248,280
Audit-Related Fees	360,000	419,500
Tax Fees	100,000	40,950
All Other Fees	2,700	30,171
Total	$3,385,700	$2,738,901
Audit Fees include fees for services rendered for the audit of our annual consolidated financial statements, the audit of internal control over financial reporting, the review of financial statements included in our quarterly reports on Form 10-Q, statutory audits required domestically and internationally, assistance with and review of documents filed with the SEC and consents and other services normally provided in connection with statutory and regulatory filings or engagements.
Audit-Related Fees principally include fees incurred for accounting consultations and other audits such as a benefit plan audit and a stand alone audit.
Tax Fees amounts in 2020 include fees for services rendered for tax compliance and tax advice.
All Other Fees includes fees for a license to access online accounting research tools and fees that do not constitute Audit Fees, Audit-Related Fees, or Tax Fees.
Audit Committee Policy for Pre-approval of Independent Registered Public Accounting Firm Services
The Audit Committee of the Board is required to pre-approve all audit and non-audit services provided by the Company’s independent registered public accounting firm in order to assure that the provision of such services does not impair the independent registered public accounting firm’s independence. The Audit Committee has established a policy regarding pre-approval of permissible audit, audit-related, and other services provided by the independent registered public accounting firm, which services are periodically reviewed and revised by the Audit Committee. Unless a type of service has received general pre-approval under the policy, the service will require specific approval by the Audit Committee. The policy also includes pre-approved fee levels for specified services and any proposed service exceeding the established fee level must be specifically approved by the Audit Committee. All audit and permitted non-audit services and all fees associated with such services performed by our independent registered public accounting firm in fiscal 2021 and 2020 were approved by the Audit Committee consistent with the policy described above.

PART IV.
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(b)    The following exhibits are filed as part this Amendment No. 1.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer of OPKO Health, Inc., pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial and Accounting Officer of OPKO Health, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)t

_____________
*    Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 2, 2022 OPKO HEALTH, INC.
By: /s/ Phillip Frost, M.D.
Phillip Frost, M.D.
Chairman of the Board and
Chief Executive Officer