Form 10-Q
period 2022-03-31
OPKO HEALTH, INC.
filed 2022-05-09
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022.
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

As of April 25, 2022, the registrant had 681,525,181 shares of Common Stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects, including the potential impact of the COVID-19 pandemic on our businesses, operating results, cash flows and/or financial condition. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, and described from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). We do not undertake any obligation to update forward-looking statements, except to the extent required by applicable law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:
•our business may be materially adversely affected by the coronavirus (COVID-19) pandemic, including the impact from potential declines in testing needs as infection rates decline;
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
•that we may fail to obtain regulatory approval for Somatrogon (hGH-CTP) in the United States (“U.S.”) and other territories in which we have applied, or successfully commercialize hGH-CTP Somatrogon (hGH-CTP);
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
•changes in regulation and policies in the U.S. and other countries, including increasing downward pressure on healthcare reimbursement;
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

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$102,281	$134,710
Accounts receivable, net	212,755	259,637
Inventory, net	99,406	86,502
Other current assets and prepaid expenses	23,274	27,170
Assets held for sale	316,353	314,994
Total current assets	754,069	823,013
Property, plant and equipment, net	81,899	79,727
Intangible assets, net	890,498	321,683
In-process research and development	—	590,200
Goodwill	519,052	520,601
Investments	9,472	10,729
Operating lease right-of-use assets	42,768	44,228
Other assets	9,100	9,534
Total assets	$2,306,858	$2,399,715
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$94,240	$82,040
Accrued expenses	157,316	193,493
Current maturities of operating leases	11,690	11,624
Liabilities associated with assets held-for-sale	28,512	28,156
Current portion of lines of credit and notes payable	17,412	14,695
Total current liabilities	309,170	330,008
Operating lease liabilities	31,596	33,097
Convertible notes	210,520	187,935
Deferred tax liabilities	125,030	148,487
Other long-term liabilities, principally contract liabilities, contingent consideration and lines of credit	15,658	15,062
Total long-term liabilities	382,804	384,581
Total liabilities	691,974	714,589
Equity:
Common Stock - $0.01 par value, 1,000,000,000 shares authorized; 690,138,033 and 690,082,283 shares issued at March 31, 2022 and December 31, 2021, respectively	6,902	6,901
Treasury Stock - 8,655,082 and 8,655,082 shares at March 31, 2022 and December 31, 2021, respectively	(1,791)	(1,791)
Additional paid-in capital	3,191,139	3,222,487
Accumulated other comprehensive loss	(31,415)	(30,495)
Accumulated deficit	(1,549,951)	(1,511,976)
Total shareholders’ equity	1,614,884	1,685,126
Total liabilities and equity	$2,306,858	$2,399,715
The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the three months ended March 31,
	2022	2021
Revenues:
Revenue from services	$286,599	$506,951
Revenue from products	36,658	33,945
Revenue from transfer of intellectual property and other	5,962	4,269
Total revenues	329,219	545,165
Costs and expenses:
Cost of service revenue	221,202	339,429
Cost of product revenue	22,673	24,078
Selling, general and administrative	117,537	112,286
Research and development	18,312	19,315
Contingent consideration	(106)	(957)
Amortization of intangible assets	22,025	12,577
Total costs and expenses	401,643	506,728
Operating income (loss)	(72,424)	38,437
Other income and (expense), net:
Interest income	10	5
Interest expense	(2,662)	(5,395)
Fair value changes of derivative instruments, net	(132)	(439)
Other income (expense), net	(1,442)	(927)
Other income and (expense), net	(4,226)	(6,756)
Income (loss) before income taxes and investment losses	(76,650)	31,681
Income tax benefit (provision)	21,266	(560)
Net income (loss) before investment losses	(55,384)	31,121
Loss from investments in investees	(49)	(43)
Net income (loss)	$(55,433)	$31,078
Income (loss) per share, basic and diluted:
Income (loss) per share	$(0.08)	$0.05
Weighted average common shares outstanding, basic and diluted	660,302,426	640,853,200

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	For the three months ended March 31,
	2022	2021
Net income (loss)	$(55,433)	$31,078
Other comprehensive loss, net of tax:
Change in foreign currency translation and other comprehensive loss	(920)	(9,070)
Comprehensive income (loss)	$(56,353)	$22,008

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)
For the three months ended March 31, 2022 and 2021

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2021	690,082,283	$6,901	(8,655,082)	$(1,791)	$3,222,487	$(30,495)	$(1,511,976)	$1,685,126
Equity-based compensation expense	—	—	—	—	7,617	—	—	7,617
Exercise of common stock options and warrants	55,750	1	—	—	135	—	—	136
Adoption of ASU 2020-06	—	—	—	—	(39,100)	—	17,458	(21,642)
Net loss	—	—	—	—	—	—	(55,433)	(55,433)
Other comprehensive loss	—	—	—	—	—	(920)	—	(920)
Balance at March 31, 2022	690,138,033	$6,902	(8,655,082)	$(1,791)	$3,191,139	$(31,415)	$(1,549,951)	$1,614,884

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2020	670,585,576	$6,706	(549,907)	$(1,791)	$3,152,694	$(4,225)	$(1,481,833)	$1,671,551
Equity-based compensation expense	—	—	—	—	2,647	—	—	2,647
Exercise of common stock options and warrants	117,500	1	—	—	307	—	—	308
Net income	—	—	—	—	—	—	31,078	31,078
Other comprehensive loss	—	—	—	—	—	(9,070)	—	(9,070)
Balance at March 31, 2021	670,703,076	$6,707	(549,907)	$(1,791)	$3,155,648	$(13,295)	$(1,450,755)	$1,696,514

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(55,433)	$31,078
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	27,814	19,989
Non-cash interest	678	2,585
Amortization of deferred financing costs	281	222
Losses from investments in investees	49	43
Equity-based compensation – employees and non-employees	7,617	2,647
Realized loss (gain) on disposal of fixed assets and sales of equity securities	61	(3,039)
Change in fair value of equity securities and derivative instruments	1,299	(279)
Change in fair value of contingent consideration	(106)	(957)
Deferred income tax benefit	(22,356)	(1,033)
Changes in assets and liabilities:
Accounts receivable, net	44,421	(35,238)
Inventory, net	(9,463)	(27,912)
Other current assets and prepaid expenses	2,612	1,415
Other assets	511	1,255
Accounts payable	16,143	62,231
Foreign currency measurement	2,197	946
Contract liabilities	(4)	(790)
Accrued expenses and other liabilities	(36,177)	(27,126)
Net cash (used in) provided by operating activities	(19,856)	26,037
Cash flows from investing activities:
Proceeds from sale of investments	—	8,079
Proceeds from the sale of property, plant and equipment	348	60
Capital expenditures	(5,251)	(9,245)
Net cash (used in) provided by used in investing activities	(4,903)	(1,106)
Cash flows from financing activities:
Proceeds from the exercise of common stock options and warrants	136	308
Borrowings on lines of credit	1,649,166	472,213
Repayments of lines of credit	(1,657,193)	(479,713)
Net cash used in financing activities	(7,891)	(7,192)
Effect of exchange rate changes on cash and cash equivalents	221	(447)
Net increase (decrease) in cash and cash equivalents	(32,429)	17,292
Cash and cash equivalents at beginning of period	134,710	72,211
Cash and cash equivalents at end of period	$102,281	$89,503
SUPPLEMENTAL INFORMATION:
Interest paid	$3,420	$4,689
Income taxes paid, net of refunds	$1,063	$1,470

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 BUSINESS AND ORGANIZATION
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Health, LLC, formerly known as BioReference Laboratories, Inc. (“BioReference”), one of the nation’s largest full service laboratories with an almost 250-person sales and marketing team to drive growth and leverage new products. Our pharmaceutical business features Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency and a pipeline of products in various stages of development. Our leading product in development is Somatrogon (hGH-CTP), a once-weekly human growth hormone for which we have partnered with Pfizer, Inc. (“Pfizer”) and successfully completed a phase 3 study in August 2019. Regulatory applications for Somatrogon (hGH-CTP) have been submitted to the applicable regulatory bodies for review in several countries around the world. In February 2022, the European Commission granted marketing authorization in the European Union for Somatrogon (hGH-CTP) under the brand name NGENLA® to treat children and adolescents from as young as three years of age with growth disturbance due to insufficient secretion of growth hormone, and we recently received pricing approval in Germany. In January 2022, the Ministry of Health, Labour and Welfare in Japan approved NGENLA® (Somatrogon) for the long-term treatment of pediatric patients who have growth failure due to an inadequate secretion of endogenous growth hormone and we recently received pricing approval. In October 2021, Health Canada approved NGENLA® for the long-term treatment of pediatric patients who have growth hormone deficiency, and Australia’s Therapeutic Goods Administration approved NGENLA® for the long-term treatment of pediatric patients with growth disturbance due to insufficient secretion of growth hormone. We also submitted the initial Biologics License Application (“BLA”) with the FDA for approval of Somatrogon (hGH-CTP) in the United States and Pfizer received a Complete Response Letter in January 2022. Pfizer and OPKO are evaluating the FDA’s comments and will work with the agency to determine the best path forward for Somatrogon (hGH-CTP) in the United States. We are incorporated in Delaware, and our principal executive offices are located in leased offices in Miami, Florida.
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
On January 18, 2022, Sema4 Holdings Corp. (“Sema4”) and OPKO entered into an Agreement and Plan of Merger and Reorganization (the “GeneDx Merger Agreement”), pursuant to which Sema4 agreed to acquire OPKO’s wholly owned subsidiary, GeneDx LLC, formerly GeneDx, Inc. (“GeneDx”), subject to satisfaction of customary closing conditions (the “GeneDx Transaction”). The GeneDx Transaction closed on April 29, 2022.
Under the terms of the GeneDx Merger Agreement, Sema4 acquired GeneDx for an upfront payment of $150 million in cash, subject to adjustments, plus 80.0 million shares of Sema4’s Class A common stock, and Sema4 has agreed to pay up to an additional $150 million in consideration subject to the satisfaction of certain revenue-based milestones over the next two years (which will be payable in cash or shares of Sema4’s Class A common stock at Sema4’s discretion). Based on the closing stock price of Sema4 as of April 29, 2022, the total upfront consideration represents approximately $322 million, and the total aggregate consideration including potential milestones is approximately $472 million.
As of March 31, 2022 and December 31, 2021, GeneDx met the held-for-sale accounting criteria and, its related assets and liabilities are classified as held for sale in the consolidated balance sheet. GeneDx was included in our diagnostics segment as of March 31, 2022 and December 31, 2021.

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

NOTE 2 IMPACT OF COVID-19
We continue to be a part of the coordinated public and private sector response to SARS-CoV-2, a novel strain of coronavirus, referred to as COVID-19. There continues to be a high level of uncertainty relating to how the pandemic will evolve, how governments and consumers will react, progress on the distribution of vaccines and whether the pandemic will have a longer-term effect on the healthcare industry and patient habits. BioReference is providing COVID-19 solutions, including diagnostic molecular testing and serology antibody testing, to meet the testing needs of its customers, including physicians, health systems, long-term care facilities, governments, schools, employers, professional sports teams and entertainment venues, as well as the general public through relationships with retail pharmacy chains.
Since the pandemic began in the U.S., we have invested in testing capabilities and infrastructure to meet demand for our molecular and antibody testing for COVID-19. Throughout the last two years, we have managed our company-wide lab operations specimen acquisition, logistics, procurement, customer service, and initiatives to manage our cost structure to match the ever changing COVID-19 testing volumes and to manage efficiency gains in our core clinical lines of business. We anticipate that COVID-19 will continue to impact our business in 2022 and demand for COVID-19 testing will fluctuate with the potential for increases and decreases in demand at different times and across different geographies; however, overall, we expect COVID-19 test demand to trend down in 2022 as compared to 2021.
Revenue from services for the three months ended March 31, 2022 decreased by $220.4 million as compared to the three months ended March 31, 2021 due to lower COVID-19 testing volumes. We maintain our ability to quickly scale-up COVID-19 PCR testing capacity, even during periods of reduced demand. In doing so, we are able to immediately and effectively respond to surges in positive cases and testing needs. We are unable to predict how long the demand will continue for our COVID-19 related testing, or whether pricing and reimbursement policies for testing will be sustained. Excluding COVID-19 test volumes, for the three months ended March 31, 2022, genomic and routine clinical test volume increased 14.0% and 0.4% respectively, as compared to such volumes for the three months ended March 31, 2021.
In March 2022, the U.S. Health Resources and Services Administration ("HRSA") informed providers that, after March 22, 2022, it would stop accepting claims for testing and treatment for uninsured individuals under the HRSA COVID-19 Uninsured Program and that claims submitted prior to that date would be subject to eligibility and availability of funds. For the three months ended March 31, 2022, revenue for testing of uninsured individuals under the HRSA COVID-19 Uninsured Program represented approximately 7.9% of our COVID-19 testing revenue. As of March 31, 2022, less than 6% of our net accounts receivable was associated with claims for reimbursement for COVID-19 testing of uninsured individuals. Although we believe that our estimates for contractual allowances and patient price concessions are appropriate, actual results could differ from those estimates.
NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments or adjustments otherwise disclosed herein) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three months ended March 31, 2022 are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2022 or any other future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which are used in our testing laboratories. Inventory obsolescence expense for the three months ended March 31, 2022 and 2021 was $0.6 million and $3.1 million, respectively.
Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting. Refer to Note 5. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions was $1.4 billion at both March 31, 2022 and December 31, 2021.
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
Goodwill was $519.1 million and $520.6 million, respectively, at March 31, 2022 and December 31, 2021, Assets held for sale includes $151.8 million of goodwill related to GeneDx. Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value.
Net intangible assets other than goodwill was $890.5 million and $911.9 million, including IPR&D of $590.2 million at December 31, 2021, respectively. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products and IPR&D. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges may occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment.
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

In the first quarter of 2022, we reclassified $590.0 million of IPR&D related to Somatrogon (hGH-CTP) from IPR&D in our Condensed Consolidated Balance Sheet upon the approval of NGENLA (Somatrogon) in Europe and Japan. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years.
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $22.0 million and $12.6 million for the three months ended March 31, 2022 and 2021, respectively.
Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered equity securities as of March 31, 2022 and December 31, 2021 are predominately carried at fair value. Our debt under the credit agreement with JPMorgan Chase Bank, N.A. approximates fair value due to the variable rate of interest applicable to such debt.
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
Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At March 31, 2022 and December 31, 2021, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognized all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statement of Operations. Refer to Note 10.
Property, plant and equipment. Property, plant and equipment are recorded at cost or fair value if acquired in a business combination. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under finance leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, and automobiles - 3-5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation expense was $5.8 million and $7.4 million for three months ended March 31, 2022 and 2021, respectively. Assets held under finance leases are included within Property, plant and equipment, net in our Consolidated Balance Sheets and are amortized over the shorter of their useful lives or the expected term of their related leases.
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
We operate in various countries and tax jurisdictions globally.  For interim reporting purposes, we record income taxes based on the expected effective income tax rate, taking into consideration year to date and global forecasted tax results.  For the three months ended March 31, 2022, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
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
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk because the related healthcare programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. On March 31, 2022 and December 31, 2021, receivable balances (net of explicit and implicit price concessions) from Medicare and Medicaid were 10% and 6%, respectively, of our consolidated Accounts receivable, net. On March 31, 2022 and December 31, 2021, receivable balances (net of explicit and implicit price concessions) due directly from states, cities and other municipalities, specifically related to our real-time reverse-transcription polymerase chain reaction (real-time RT-PCR) assay to detect COVID-19, were 4.8% and 4.1% of our consolidated accounts receivable, net, respectively.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At March 31, 2022 and December 31, 2021, receivables due from patients represented approximately 2.0% and 0.7%, respectively, of our consolidated Accounts receivable, net.
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for credit losses was $2.0 million and $1.8 million at March 31, 2022 and December 31, 2021, respectively. The credit loss expense for the three months ended March 31, 2022 and 2021 was $0.1 million and $0.3 million, respectively.
Equity-based compensation. We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits realized from the exercise of stock options as cash flows from operations. For the three months ended March 31, 2022 and 2021 we recorded $7.6 million and $2.6 million, respectively, of equity-based compensation expense.
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
Research and development expense includes costs for in-process research and development projects acquired in asset acquisitions which have not reached technological feasibility, and which have no alternative future use. For in-process research and development projects acquired in business combinations, the in-process research and development project is capitalized and evaluated for impairment until the development process has been completed. Once the development process has been completed the asset will be amortized over its remaining estimated useful life.
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
Foreign currency translation. The financial statements of certain of our foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are generally translated at the rate of exchange to the U.S. dollar on the balance sheet date and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of Other income (expense), net within the Condensed Consolidated Statement of Operations and foreign currency translation gains (losses) have been included as a component of the Condensed Consolidated Statement of Comprehensive Income (Loss). During the three months ended March 31, 2022 and 2021, we recorded $1.1 million and $4.8 million, respectively of transaction losses.
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
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40).” ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. The ASU is effective for public entities for fiscal years beginning after December 15, 2021, with early adoption permitted. As required, we adopted ASU 2020-06 on January 1, 2022 and used the modified retrospective approach for all convertible debt instruments at the beginning of the period of adoptions. Results for reporting periods beginning January 1, 2022 are presented under ASU 2020-06, while prior period amounts were not adjusted and continue to be reported in accordance with historic with accounting guidance.
Under the modified approach, entities will apply the guidance to all financial instruments that are outstanding as of the beginning of the year of adoption with the cumulative effect recognized as an adjustment to the opening balance of retained earnings. ASU 2020-06 eliminates the cash conversion and beneficial conversion feature models in ASC 470-20 that require an issuer of certain convertible debt and preferred stock to separately account for embedded conversion features as a component of equity. The adoption of ASU 2020-06 at January 1, 2022 resulted in an increase of the Convertible notes of $21.6 million, a reduction of the Accumulated deficit of $17.5 million and a reduction of Additional paid-in capital of $39.1 million.

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
A total of 57,985,925 and 74,623,270 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2022, and 2021, respectively, because their inclusion would be antidilutive. A full presentation of diluted earnings per share has not been provided because the required adjustments to the numerator and denominator resulted in diluted earnings per share equivalent to basic earnings per share.
During the three months ended March 31, 2022, 55,750 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 55,750 shares of Common Stock. Of the 55,750 Common Stock options and Common Stock warrants exercised, no shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.
During the three months ended March 31, 2021, 117,500 Common Stock options or Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 117,500 shares of Common Stock. Of the 117,500 Common Stock options and Common Stock warrants exercised, no shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.

NOTE 5 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(In thousands)	March 31, 2022	December 31, 2021
Accounts receivable, net:
Accounts receivable	$214,734	$261,476
Less: allowance for credit losses	(1,979)	(1,839)
	$212,755	$259,637
Inventories, net:
Consumable supplies	$48,740	$39,447
Finished products	46,594	44,107
Work in-process	2,795	1,615
Raw materials	6,435	6,112
Less: inventory reserve	(5,158)	(4,779)
	$99,406	$86,502
Other current assets and prepaid expenses:
Taxes recoverable	$6,105	$5,598
Prepaid expenses	8,171	10,641
Prepaid insurance	1,731	4,383
Other receivables	2,435	353
Other	4,832	6,195
	$23,274	$27,170
Intangible assets, net:
Customer relationships	$314,324	$314,823
Technologies	832,727	246,101
Trade names	49,774	49,770
Covenants not to compete	12,917	12,920
Licenses	5,766	5,766
Product registrations	7,251	6,995
Other	6,033	6,128
Less: accumulated amortization	(338,294)	(320,820)
	$890,498	$321,683
Accrued expenses:
Inventory received but not invoiced	$22,811	$40,446
Commitments and contingencies	26,940	27,819
Employee benefits	50,332	45,939
Contract liabilities	258	258
Clinical trials	4,167	4,867
Contingent consideration	487	487
Finance leases short-term	2,451	2,257
Professional fees	2,717	2,121
Other	47,153	69,299
	$157,316	$193,493

(In thousands)	March 31, 2022	December 31, 2021
Other long-term liabilities:
Contingent consideration	$2,242	$2,350
Mortgages and other debts payable	1,973	2,224
Finance leases long-term	3,865	2,924
Contract liabilities	204	208
Other	7,374	7,356
	$15,658	$15,062

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
As of March 31, 2022 and December 31, 2021, GeneDx met the held-for-sale accounting criteria and its related assets and liabilities are recognized at the lower of carrying value or fair value less costs to sell in the consolidated balance sheet. In addition, at March 31, 2022 and December 31, 2021, Assets held for sale included $151.8 million of goodwill related to GeneDx.
In the first quarter of 2022, we reclassified $590.0 million of IPR&D related to Somatrogon from IPR&D in our Condensed Consolidated Balance Sheet upon the approval of NGENLA (Somatrogon) in Europe and Japan. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years. Other changes in value of the intangible assets and goodwill during the three months ended March 31, 2022 and 2021 were primarily due to foreign currency fluctuations between the Chilean Peso, and the Euro against the U.S. dollar.
The following table summarizes the changes in Goodwill by reporting unit during the three months ended March 31, 2022.

	2022
(In thousands)	Gross goodwill at January 1	Cumulative impairment at January 1	Foreign exchange and other	Balance at March 31
Pharmaceuticals
CURNA	$4,827	$(4,827)	$—	$—
Rayaldee	86,554	—	(1,701)	84,853
FineTech	11,698	(11,698)	—	—
OPKO Biologics	139,784	—	—	139,784
OPKO Chile	3,760	—	302	4,062
OPKO Health Europe	7,478	—	(150)	7,328
OPKO Mexico	100	(100)	—	—
Transition Therapeutics	3,421	(3,421)	—	—

Diagnostics
BioReference	434,809	—	(151,784)	283,025
OPKO Diagnostics	17,977	(17,977)	—	—
	$710,408	$(38,023)	$(153,333)	$519,052

Foreign exchange and other amounts for three months ended March 31, 2022 includes amounts related to GeneDx which is included as Assets held for sale at March 31, 2022.

NOTE 6 INVESTMENTS
Investments
The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of March 31, 2022 and December 31, 2021:

(in thousands)	As of March 31, 2022		As of December 31, 2021
Investment type	Investment Carrying Value	Underlying Equity in Net Assets	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$217	$4,497	$263	$3,577
Variable interest entity, equity method	773	2,772	816	3,043
Equity securities	3,064		4,226
Equity securities with no readily determinable fair value	5,403		5,408
Warrants and options	15		16
Total carrying value of investments	$9,472		$10,729
Equity method investments
Our equity method investments consist of investments in Pharmsynthez (ownership 9%), Cocrystal Pharma, Inc. (“COCP”) (3%), Non-Invasive Monitoring Systems, Inc. (“NIMS”) (1%), Neovasc, Inc. (“Neovasc”) (1%), InCellDx, Inc. (“InCellDx”) (29%), BioCardia, Inc. (“BioCardia”) (1%), Xenetic Biosciences, Inc. (“Xenetic”) (1%), and LeaderMed Health Group Limited (“LeaderMed”) (47%). The aggregate amount of assets, liabilities, and net losses of our equity method investees as of and for the three months ended March 31, 2022 were $222.1 million, $37.6 million, and $19.0 million, respectively. The aggregate amount of assets, liabilities, and net losses of our equity method investees as of and for the year ended December 31, 2021 were $223.6 million, $37.9 million, and $69.4 million, respectively. We have determined that we and/or our related parties can significantly influence control of our equity method investments through our board representation and/or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Condensed Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market prices of their respective shares of common stock and the number of shares held by us as of March 31, 2022 and December 31, 2021 was $3.6 million and $4.5 million, respectively.
Investments in Equity Securities
Our equity securities consist of investments in Phio Pharmaceuticals (“Phio”) (ownership 0.01%), VBI Vaccines Inc. (“VBI”) (1%), ChromaDex Corporation (“ChromaDex”) (0.1%), Eloxx Pharmaceuticals, Inc. (“Eloxx”) (1%), and CAMP4 Therapeutics Corporation (“CAMP4”) (5%) and HealthSnap, Inc. (7%). We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of these investments. Accordingly, we account for our investment in these entities as equity securities, and we record changes in the fair value of these investments in Other income (expense) each reporting period when they have readily determinable fair value. Equity securities without a readily determinable fair value are adjusted to fair value when there is an observable price change. Net gains and losses on our equity securities for the three months ended March 31, 2022, and 2021 were as follows:

	For the three months ended March 31
(in thousands)	2022	2021
Equity Securities:
Net gains and losses recognized during the period on equity securities	$(1,162)	$2,780
Less: Net gains realized during the period on equity securities	—	(2,981)
Unrealized net gains and losses recognized during the period on equity securities still held at the reporting date	$(1,162)	$(201)

Sales of investments

Gains (losses) included in earnings from sales of our investments are recorded in Other income (expense), net in our Condensed Consolidated Statement of Operations. The cost of securities sold is based on the specific identification method.
Warrants and options
In addition to our equity method investments and equity securities, we hold options to purchase 47 thousand additional shares of BioCardia, all of which were vested as of March 31, 2022 and December 31, 2021, and 33 thousand and 0.7 million to purchase additional shares of COCP and InCellDx, respectively. We recorded the changes in the fair value of the options and warrants in Fair value changes of derivative instruments, net in our Condensed Consolidated Statement of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Condensed Consolidated Balance Sheet. See further discussion of the Company’s options and warrants in Note 9 and Note 10.
Investments in variable interest entities
We have determined that we hold variable interests in LeaderMed, Detect Genomix, LLC (“Detect Genomix”) and Zebra Biologics, Inc. (“Zebra”). We made this determination as a result of our assessment that they do not have sufficient resources to carry out their principal activities without additional financial support.
On September 14, 2021, we and LeaderMed, a pharmaceutical development company with operations based in Asia, announced the formation of a joint venture to develop, manufacture and commercialize two of OPKO’s clinical stage, long-acting drug products in Greater China and eight other Asian territories. Under the terms of the agreements, we have granted the joint venture exclusive rights to develop, manufacture and commercialize (a) OPK88003, an oxyntomodulin analog being developed for the treatment of obesity and diabetes, and (b) Factor VIIa-CTP, a novel long acting coagulation factor being developed to treat hemophilia, in exchange for 4,703 shares 47% ownership interest in the joint venture. In addition, we received an upfront payment of $1.0 million and will be reimbursed for clinical trial material and technical support we provide the joint venture.
In order to determine the primary beneficiary of the joint venture, we evaluated our investment and our related parties’ investment, as well as our investment combined with the related parties’ investment to identify if we had the power to direct the activities that most significantly impact the economic performance of the joint venture. Based on the capital structure, governing documents and overall business operations of the joint venture, we determined that, while a VIE, we do not have the power to direct the activities that most significantly impact the joint venture’s economic performance and do not have an obligation to fund expected losses. We did determine that we can significantly influence control of the joint venture through our board representation and voting power. Therefore, we have the ability to exercise significant influence over the joint venture’s operations and account for our investment in the joint venture under the equity method.
In August 2020, GeneDx LLC, a subsidiary of the Company, announced that it had entered into an agreement with Pediatrix Medical Group (“Pediatrix”), a provider of maternal-fetal, and pediatric medical and surgical subspecialty physician services, to offer genomic sequencing to support clinical diagnosis in neonatal intensive care units staffed by Pediatrix’s affiliated neonatologists. The offering is planned to include whole exome and whole genome sequencing and genomic support services under the brand Detect Genomix.
Our initial capital investment in Detect Genomix was $245,000 for which we received a 49% ownership interest in Detect Genomix. We had been required to make additional capital contributions to Detect Genomix in accordance with our percentage interests if Detect Genomix were unable to generate positive cash flow from operations or is unable to obtain alternative financing. We have not made any other investments in or loans to Detect Genomix through March 31, 2021. In January 2022, the Detect Genomix agreement was terminated.
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
We own 1,260,000 shares of Zebra Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29% at March 31, 2022). Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a former member of our Board of Directors, is a founder of Zebra and, along with Dr. Frost, serves as a member of Zebra’s Board of Directors.

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
NOTE 7 DEBT
As of March 31, 2022 and December 31, 2021, our debt consisted of the following:

(In thousands)	March 31, 2022	December 31, 2021
2025 Notes	$141,267	$119,360
2023 Convertible Notes	66,203	65,525
2033 Senior Notes	3,050	3,050
Chilean and Spanish lines of credit	16,531	13,672
Current portion of notes payable	882	1,022
Long term portion of notes payable	2,331	2,642
Total	$230,264	$205,272

Balance sheet captions
Convertible Notes	$210,520	$187,935
Current portion of lines of credit and notes payable	17,412	14,695
LT notes payable included in long-term liabilities	2,331	2,642
Total	$230,264	$205,272

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
In May 2021, we entered into exchange agreements with certain holders of the 2025 Notes, pursuant to which the holders exchanged $55.4 million in aggregate principal amount of the outstanding 2025 Notes for 19,051,270 shares of our Common Stock (the “Exchange”). We recorded an $11.1 million non-cash loss related to the Exchange during the second quarter of 2021.
In conjunction with the issuance of the 2025 Notes, we agreed to loan up to 30,000,000 shares of our Common Stock to affiliates of the underwriter in order to assist investors in the 2025 Notes to hedge their position. Following consummation of the Exchange, the number of outstanding borrowed shares of Common Stock was reduced by approximately 8,105,175 shares. As of March 31, 2022 and December 31, 2021, a total of 21,144,825 and 21,144,825 shares remained outstanding under the share lending arrangement, respectively. We will not receive any of the proceeds from the sale of the borrowed shares, but we received a one-time nominal fee of $0.3 million for the newly issued shares. Shares of our Common Stock outstanding under the share lending arrangement are excluded from the calculation of basic and diluted earnings per share. See Note 4.
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
The following table sets forth information related to the 2025 Notes which is included in our Condensed Consolidated Balance Sheet as of March 31, 2022:

(In thousands)	2025 Senior Notes	Discount	Debt Issuance Cost	Total
Balance at December 31, 2021	$144,580	$(22,747)	$(2,473)	$119,360
Amortization of debt discount and debt issuance costs	—	—	264	264
Adoption of ASU 2020-06	$—	$22,747	$(1,104)	$21,643
Balance at March 31, 2022	$144,580	$—	$(3,313)	$141,267
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40).” ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. The ASU is effective for public entities for fiscal years beginning after December 15, 2021, with early adoption permitted. As required, we adopted ASU 2020-06 on January 1, 2022 and used the modified retrospective approach for all convertible debt instruments at the beginning of the period of adoptions. Results for reporting periods beginning January 1, 2022 are presented under ASU 2020-06, while prior period amounts were not adjusted and continue to be reported in accordance with historic accounting guidance.

Under the modified approach, entities will apply the guidance to all financial instruments that are outstanding as of the beginning of the year of adoption with the cumulative effect recognized as an adjustment to the opening balance of retained earnings. ASU 2020-06 eliminates the cash conversion and beneficial conversion feature models in ASC 470-20 that require an issuer of certain convertible debt and preferred stock to separately account for embedded conversion features as a component of equity. The adoption of ASU 2020-06 at January 1, 2022 resulted in an increase of the Convertible notes of $21.6 million, a reduction of the Accumulated deficit of $17.5 million and a reduction of Additional paid-in capital of $39.1 million.
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

On August 30, 2021, the Credit Agreement was amended and restated (the “A&R Credit Agreement”). The A&R Credit Agreement is guaranteed by all of BioReference’s domestic subsidiaries. The A&R Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the A&R Credit Agreement is based on a borrowing base composed of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of March 31, 2022, $64.8 million remained available for borrowing under the Credit Agreement. Principal under the Credit Agreement is due upon maturity on August 30, 2024.

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

As of March 31, 2022 and December 31, 2021, no amount was outstanding under the A&R Credit Agreement.

The A&R Credit Agreement contains customary covenants and restrictions, including, without limitation, covenants that require BioReference and its subsidiaries to maintain a minimum fixed charge coverage ratio if availability under the new credit facility falls below a specified amount and to comply with laws and restrictions on the ability of BioReference and its subsidiaries to incur additional indebtedness or to pay dividends and make certain other distributions to the Company, subject to certain exceptions as specified therein. Failure to comply with these covenants would constitute an event of default under the A&R Credit Agreement, notwithstanding the ability of BioReference to meet its debt service obligations. The A&R Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the A&R Credit Agreement and execution upon the collateral securing obligations under the A&R Credit Agreement. Substantially all the assets of BioReference and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to the Company, subject to certain exceptions. As of March 31, 2022, BioReference and its subsidiaries had net assets of approximately $1,037.1 million, which included goodwill of $283.0 million and intangible assets of $199.5 million.

On April 29, 2022, the A&R Credit Agreement was amended to, among other things, (i) waive specified defaults under the A&R Credit Agreement resulting from certain internal reorganization transactions that resulted in both BioReference and GeneDx changing their respective forms of organization from New Jersey corporations to Delaware limited liability companies, (ii) provide for the disposition of GeneDx pursuant to the transactions contemplated by the merger agreement with Sema4, (iii) amend certain reporting requirements under the A&R Credit Agreement and (iv) provide that the borrowers under the A&R Credit Agreement may effect certain restricted payments to the extent necessary for their parent entities to pay income tax in respect of income earned by the borrowers.

In addition to the A&R Credit Agreement with CB, we had line of credit agreements with thirteen other financial institutions as of March 31, 2022 and eleven other financial institutions as of December 31, 2021 in the U.S., Chile and Spain. These lines of credit are used primarily as sources of working capital for inventory purchases.
The following table summarizes the amounts outstanding under the BioReference, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings at March 31, 2022	Credit line capacity	March 31, 2022	December 31, 2021
JPMorgan Chase	3.25%	$75,000	$—	$—
Itau Bank	5.50%	1,900	1,890	1,603
Bank of Chile	6.60%	2,500	1,914	1,048
BICE Bank	5.50%	2,500	1,156	850
Scotiabank	5.50%	5,500	2,203	567
Santander Bank	5.50%	5,000	3,068	503
Security Bank	5.50%	1,400	378	1,111
Estado Bank	5.50%	2,052	2,052	2,540
BCI Bank	5.00%	2,740	2,740	2,515
Corpbanca	5.00%	—	—	2,935
International Bank	5.50%	1,500	881	—
Consoorcio Bank	5.00%	2,000	249	—
Banco De Sabadell	1.75%	556	—	—
Santander Bank	1.82%	556	—	—
Total		$103,204	$16,531	$13,672
At March 31, 2022 and December 31, 2021, the weighted average interest rate on our lines of credit was approximately 5.5% and 5.4%, respectively.
At March 31, 2022 and December 31, 2021, we had notes payable and other debt (excluding the 2033 Senior Notes, the 2023 Convertible Notes, the 2025 Notes, the A&R Credit Agreement and amounts outstanding under lines of credit described above) as follows:

(In thousands)	March 31, 2022	December 31, 2021
Current portion of notes payable	$882	$1,022
Other long-term liabilities	2,331	2,642
Total	$3,213	$3,664
The notes and other debt mature at various dates ranging from 2022 through 2026, bearing variable interest rates from 0.7% up to 3.8%. The weighted average interest rate on the notes and other debt was 1.5% and 1.5% on March 31, 2022 and December 31, 2021. The notes are partially secured by our office space in Barcelona.

NOTE 8 ACCUMULATED OTHER COMPREHENSIVE LOSS
For the three months ended March 31, 2022, changes in Accumulated other comprehensive loss, net of tax, were as follows:

(In thousands)	Foreign currency translation
Balance at December 31, 2021	$(30,495)
Other comprehensive loss	(920)
Balance at March 31, 2022	$(31,415)
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
As of March 31, 2022, we had equity securities (refer to Note 6), forward foreign currency exchange contracts for inventory purchases (refer to Note 10) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreement with BioCardia, we record the related BioCardia options at fair value as well as the warrants from COCP and InCellDx.
Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of March 31, 2022
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Equity securities	$3,064	$—	$—	$3,064
Common stock options/warrants	—	15	—	15
Total assets	$3,064	$15	$—	$3,079
Liabilities:
Forward contracts	—	462	—	462
Contingent consideration	—	—	2,729	2,729
Total liabilities	$—	$462	$2,729	$3,191

	Fair value measurements as of December 31, 2021
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Equity securities	$4,226	$—	$—	$4,226
Common stock options/warrants	—	16	—	16
Forward contracts	—	122	—	122
Total assets	$4,226	$138	$—	$4,364
Liabilities:
Contingent consideration	—	—	2,837	2,837
Total liabilities	$—	$—	$2,837	$2,837

The carrying amount and estimated fair value of our 2025 Notes, as well as the applicable fair value hierarchy tiers, are contained in the table below. The fair value of the 2025 Notes is determined using inputs other than quoted prices in active markets that are directly observable.

	March 31, 2022
(In thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
2025 Notes	$141,267	$164,270	$—	$164,270	$—

There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.
As of March 31, 2022 and December 31, 2021, the carrying value of our other financial instrument assets approximates their fair value due to their short-term nature or variable rate of interest.
The following table reconciles the beginning and ending balances of our Level 3 assets and liabilities as of March 31, 2022:

March 31, 2022
(In thousands)	Contingent consideration
Balance at December 31, 2021	$2,837
Change in fair value:
Included in results of operations	(106)
Foreign currency impact	(2)
Balance at March 31, 2022	$2,729
The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to OPKO Diagnostics, CURNA and OPKO Renal transactions. As of March 31, 2022, of the $2.7 million of contingent consideration, $0.5 million was recorded in Accrued expenses and $2.2 million was recorded in Other long-term liabilities. As of December 31, 2021, of the $2.8 million of contingent consideration, $0.5 million was recorded in Accrued expenses and $2.3 million was recorded in Other long-term liabilities. As a result of our execution of the CAMP4 Agreement (as defined in Note 14), we will have to pay a percentage of any payments received under the CAMP4 Agreement to the former CURNA stockholders.

NOTE 10 DERIVATIVE CONTRACTS
The following table summarizes the fair values and the presentation of our derivative financial instruments in the Condensed Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	March 31, 2022	December 31, 2021
Derivative financial instruments:
Common Stock options/warrants	Investments, net	$15	$16
Forward contracts	Unrealized gains on forward contracts are recorded in Other current assets and prepaid expenses. Unrealized (losses) on forward contracts are recorded in Accrued expenses.	$(462)	$122
We enter into foreign currency forward exchange contracts with respect to the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.
To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At March 31, 2022 and December 31, 2021, our derivative financial instruments did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value of derivative instruments, net in our Condensed Consolidated Statement of Operations. The following table summarizes the losses and gains recorded for the three and three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(In thousands)	2022	2021
Derivative gain (loss):
Common Stock options/warrants	$(1)	$21
Forward contracts	(131)	(460)
Total	$(132)	$(439)

NOTE 11 RELATED PARTY TRANSACTIONS

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
On February 25, 2020, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $100 million. The line of credit called for a commitment fee equal to 0.25% per annum of the unused portion of the line. We terminated this line of credit in June 2021 and as of March 31, 2022 and December 31, 2021, no amount was outstanding thereunder.
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
We hold investments in Zebra (ownership 29%), Neovasc (1%), ChromaDex Corporation (0.1%), COCP (3%), NIMS (1%), Eloxx (1%), BioCardia (1%) and LeaderMed Health Group Limited (47%). These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. See further discussion of our investments in Note 6.

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
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the three months ended March 31, 2022 and 2021, we reimbursed approximately $31 thousand and $0 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.
NOTE 12 COMMITMENTS AND CONTINGENCIES
In connection with our acquisitions of CURNA, OPKO Diagnostics and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of March 31, 2022, we recorded $2.7 million as contingent consideration, with $0.5 million recorded within Accrued expenses and $2.2 million recorded within Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Refer to Note 5 and Note 17.
On March 1, 2019, the Company received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice (“DOJ”), Washington, DC. The CID sets forth document requests and interrogatories in connection with allegations that the Company and certain of its affiliates violated the False Claims Act and/or the Anti-Kickback Statute. On January 13, 2022, the Federal Government notified the U.S.D.C., Middle District Florida, Jacksonville Division, that it is declining to intervene in the matter but retains the right, via the Attorney General, to consent to any proposed dismissal of the action by the Court. On February 9, 2022, the States of Florida, Georgia, and Commonwealth of Massachusetts notified the U.S.D.C., Middle District Florida, Jacksonville Division, that they are declining to intervene in the matter. Notwithstanding the above declinations, on February 17, 2022, the Company was served with the Relator’s Summons and Complaint (“Complaint”), which had been previously sealed. The complaint alleges violations of the False Claims Act, the California Fraud Preventions Act, the Florida False Claims Act, the Massachusetts False Claims Act, the Georgia False Medicaid Claims Act, and illegal kickbacks. The Company is reviewing and assessing the allegations made in the Complaint and, at this point, has not determined whether there is any merit to these claims nor can it determine the extent of any potential liability. While management cannot predict the outcome of these matters at this time, the ultimate outcome could be material to our business, financial condition, results of operations, and cash flows.
As previously reported, BioReference receives and is routinely required to respond to Civil Investigative Demands (“CID”) in the ordinary course of business. On November 26, 2019, BioReference received a CID from the DOJ. The CID states that DOJ is investigating whether BioReference paid unlawful remuneration to health care practitioners in violation of the Anti-Kickback Statute or Stark law and thus submitted or caused to be submitted false claims to government health care programs in violation of the False Claims Act. The time period covered by DOJ’s requests is January 1, 2011 through November 26, 2019. BioReference has fully cooperated with the DOJ by submitting the requested information and making current employees available for interviews, and the DOJ made a presentation to BioReference regarding its position. The parties have reached verbal agreement on the settlement amount, which is anticipated to be approximately $10 million, excluding attorney fees. As of March 31, 2022 and December 31, 2021, $10.5 million and $10.0 million was recorded in Accrued expenses, respectively.

On April 8, 2019, MabVax Therapeutics Holdings, Inc. filed a lawsuit in the Superior Court of California, County of San Diego against a number of individuals and entities, including the Company, Dr. Frost, Steven Rubin, the Company’s Executive Vice President-Administration, and an entity affiliated with Dr. Frost, based on the allegations raised in the SEC Complaint. The lawsuit seeks an award for actual and punitive damages, pre- and post-judgment interest; that the defendants be required to make full disclosure and accounting of their interests and transactions in plaintiff’s securities; costs of the suit, and reasonable attorney’s fees; and such other legal and equitable relief as the Court may deem proper under the circumstances. On January 31, 2022, plaintiffs entered into a confidential mutual release and settlement agreement with the Company, Dr. Frost, Frost Gamma Investment Trust, and Steve Rubin (the “Settlement Agreement”). The Settlement Agreement has been approved by the United States Bankruptcy Court for the District of Delaware.
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
In April 2017, the Civil Division of the United States Attorney’s Office for the Southern District of New York (the “SDNY”) informed BioReference that it believed that, from 2008 to 2012, BioReference had, in violation of the False Claims Act, improperly billed Medicare and TRICARE (both are federal government healthcare programs) for clinical laboratory services provided to hospital inpatient beneficiaries at certain hospitals. In April 2019, the SDNY also informed BioReference that it believed that BioReference provided physicians subsidies for electronic health record systems prior to 2012 that violated regulations adopted by HHS in 2006 which allowed laboratories to provide these donations under certain conditions. BioReference and the SDNY reached a settlement with respect to these matters and a final settlement and release, including BioReference’s payment of an approximately $11.5 million settlement amount, was approved on September 22, 2020. The settlement amount has been paid. The amount of relator attorneys’ fees is currently being negotiated.
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
At March 31, 2022, we were committed to make future purchases for inventory and other items in 2022 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating approximately $252.4 million.

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
The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. For the three months ended March 31, 2022 and 2021, positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $2.0 million and $28.0 million, respectively, were recognized.
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
Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of March 31, 2022 and December 31, 2021, we had liabilities of approximately $2.1 million and $5.0 million, respectively, within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.
The composition of Revenue from services by payor for the three months ended March 31, 2022 and 2021 was as follows:

	Three months ended March 31,
(In thousands)	2022	2021
Healthcare insurers	$95,779	$164,829
Government payers	27,588	73,658
Client payers	159,040	262,907
Patients	4,192	5,557
Total	$286,599	$506,951
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
We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the three months ended March 31, 2022 and 2021, we recognized $5.1 million and $5.8 million, respectively, in net product revenue from sales of Rayaldee.
The following table presents an analysis of product sales allowances and accruals for the three months ended March 31, 2022 and 2021:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2021	$2,014	$5,499	$2,639	$10,152
Provision related to current period sales	3,215	4,869	269	8,353
Credits or payments made	(3,641)	(5,086)	(575)	(9,302)
Balance at March 31, 2022	$1,588	$5,282	$2,333	$9,203

Total gross Rayaldee sales				$13,479
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				62%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2020	$2,332	$5,812	$3,593	$11,737
Provision related to current period sales	3,815	5,694	313	9,822
Credits or payments made	(4,454)	(5,297)	(419)	(10,170)
Balance at March 31, 2021	$1,693	$6,209	$3,487	$11,389

Total gross Rayaldee sales				$15,645
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				63%

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
For the Three months ended March 31, 2022 and 2021, revenue from transfer of intellectual property and other reflects $2.2 million and $2.8 million of revenue related to the Pfizer Transaction (as defined below). For the three months ended March 31, 2022 revenue from transfer of intellectual property and other includes $3.0 million related to a sales milestone from VFMCRP (as defined below).
Contract liabilities relate to cash consideration that OPKO receives in advance of satisfying the related performance obligations. Changes in the contractual liabilities balance during the three months ended March 31, 2022 are as follows:

(In thousands)
Balance at December 31, 2021	$466
Balance at March 31, 2022	462
Revenue recognized in the period from:
Amounts included in contracts liability at the beginning of the period	4
NOTE 14 STRATEGIC ALLIANCES
LeaderMed
On September 14, 2021, we and LeaderMed Health Group Limited (“LeaderMed”), a pharmaceutical development company with operations based in Asia, announced the formation of a joint venture to develop, manufacture and commercialize two of OPKO’s clinical stage, long-acting drug products in Greater China and eight other Asian territories.
Under the terms of the agreements, we have granted the joint venture exclusive rights to develop, manufacture and commercialize (a) OPK88003, an oxyntomodulin analog being developed for the treatment of obesity and diabetes, and (b) Factor VIIa-CTP, a novel long-acting coagulation factor being developed to treat hemophilia, in exchange for a 47% ownership interest in the joint venture. In addition, we received an upfront payment of $1 million and will be reimbursed for clinical trial material and technical support we provide the joint venture. We recognized the upfront payment of $1 million as revenue from transfer of intellectual property and other during the year ended December 31, 2021.
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

Vifor Fresenius Medical Care Renal Pharma Ltd
In May 2016, EirGen and Vifor Fresenius Medical Care Renal Pharma Ltd. (“VFMCRP”) entered into a Development and License Agreement (the “VFMCRP Agreement”) for the development and commercialization of Rayaldee (the “Product”) worldwide, except for (i) the U.S., (ii) any country in Central America or South America (including Mexico), (iii) Russia, (iv) China, (v) South Korea, (vi) Ukraine, (vii) Belorussia, (viii) Azerbaijan, (ix) Kazakhstan, (x) Taiwan (xi) the Middle East, and (xii) all countries of Africa (the “VFMCRP Territory”), as amended. The license to VFMCRP potentially covers all therapeutic and prophylactic uses of the Product in human patients (the “VFMCRP Field”), provided that initially the license is for the use of the Product for the treatment or prevention of SHPT related to patients with CKD and vitamin D insufficiency/deficiency (the “VFMCRP Initial Indication”).
For the three months ended March 31, 2022 we recognized a milestone payment of $3.0 million in revenue from transfer of intellectual property and other for the first sale of Rayaldee in Europe.
Effective May 23, 2021, we entered into an amendment to the VFMCRP Agreement pursuant to which the parties thereto agreed to include Japan as part of the VFMCRP Territory.
Effective May 5, 2020, we entered into an amendment to the VFMCRP Agreement pursuant to which the parties agreed to exclude Mexico, South Korea, the Middle East and all of the countries of Africa from the VFMCRP Territory. In addition, the parties agreed to certain amendments to the milestone structure and to reduce minimum royalties payable. As revised, the Company has received a $3 million payment triggered by the first marketing approval of Rayaldee in Europe and is eligible to receive up to an additional $17 million in regulatory milestones and $207 million in milestone payments tied to launch, pricing and sales of Rayaldee, and tiered, double-digit royalties.
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
In early 2022, the European Commission and Ministry of Health, Labour and Welfare in Japan approved the next-generation long-acting recombinant human growth hormone NGENLA (Somatrogon), a once-weekly injection to treat pediatric growth hormone deficiency, and we received pricing approvals in Germany and Japan. With the achievement of these milestones, we are entitled to receive an aggregate of $85.0 million in milestone payments. Further, Canada and Australia approved NGENLA in October and November of 2021, respectively.
In January 2022, the FDA issued a Complete Response Letter for the BLA for Somatrogon (hGH-CTP). Pfizer and OPKO are evaluating the FDA’s comments and will work with the agency to determine the best path forward for Somatrogon (hGH-CTP) in the United States.
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
We recognized the non-refundable $295.0 million upfront payments as revenue as the research and development services were completed and as of both March 31, 2022 and December 31, 2021, we had no contract liabilities related to the Pfizer Transaction.
The Pfizer Transaction includes milestone payments of $275.0 million upon the achievement of certain milestones. The milestones range from $20.0 million to $90.0 million each and are based on achievement of regulatory approval in the U.S. and regulatory approval and price approval in other major markets. The milestone payments will be recognized as revenue in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met. To date, no revenue has been recognized related to the achievement of the milestones. See Note 17, Subsequent Events.
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

Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended March 31,
(In thousands)	2022	2021
Revenue from services:
Pharmaceutical	$—	$—
Diagnostics	286,599	506,951
Corporate	—	—
	$286,599	$506,951
Revenue from products:
Pharmaceutical	$36,658	$33,945
Diagnostics	—	—
Corporate	—	—
	$36,658	$33,945
Revenue from transfer of intellectual property and other:
Pharmaceutical	$5,962	$4,269
Diagnostics	—	—
Corporate	—	—
	$5,962	$4,269
Operating income (loss):
Pharmaceutical	$(18,108)	$(19,157)
Diagnostics	(43,548)	67,014
Corporate	(10,768)	(9,420)
	$(72,424)	$38,437
Depreciation and amortization:
Pharmaceutical	$15,402	$7,413
Diagnostics	12,412	12,576
Corporate	—	—
	$27,814	$19,989
Loss from investment in investees:
Pharmaceutical	$(49)	$(43)
Diagnostics	—	—
Corporate	—	—
	$(49)	$(43)
Revenues:
United States	$291,808	$512,871
Ireland	8,462	7,129
Chile	16,339	14,152
Spain	7,109	5,919
Israel	1,558	2,512
Mexico	3,750	2,418
Other	193	164
	$329,219	$545,165

(In thousands)	March 31, 2022	December 31, 2021
Assets:
Pharmaceutical	$1,099,633	$1,114,460
Diagnostics	1,152,173	1,238,583
Corporate	55,052	46,672
	$2,306,858	$2,399,715
Goodwill:
Pharmaceutical	$236,028	$237,576
Diagnostics	283,024	283,025
	$519,052	$520,601

No customer represented more than 10% of our total consolidated revenue during the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, no customer represented more than 10% of our accounts receivable balance.
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
The following table presents the lease balances within the Condensed Consolidated Balance Sheet as of March 31, 2022 and December 31, 2021:

(in thousands)	Classification on the Balance Sheet	March 31, 2022	December 31, 2021
Assets
Operating lease assets	Operating lease right-of-use assets	$42,768	$44,228
Finance lease assets	Property, plant and equipment, net	6,316	5,181

Liabilities
Current
Operating lease liabilities	Current maturities of operating leases	11,690	11,624
Accrued expenses	Current maturities of finance leases	2,451	2,257
Long-term
Operating lease liabilities	Operating lease liabilities	31,596	33,097
Other long-term liabilities	Finance lease liabilities	$3,865	$2,924

Weighted average remaining lease term
Operating leases		7.1 years	7.2 years
Finance leases		2.9 years	2.4 years
Weighted average discount rate
Operating leases		4.5%	4.6%
Finance leases		5.8%	4.8%
The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on our Condensed Consolidated Balance Sheet as of March 31, 2022:

(in thousands)	Operating	Finance
April 1, 2022 through December 31, 2022	$10,435	$1,930
2023	10,115	2,050
2024	8,220	1,454
2025	5,847	919
2026	5,397	329
Thereafter	24,621	—
Total undiscounted future minimum lease payments	64,635	6,682
Less: Difference between lease payments and discounted lease liabilities	10,429	366
Total lease liabilities	$54,206	$6,316
Expense under operating leases and finance leases was $4.6 million and $0.7 million, respectively, for the three months ended March 31, 2022, which includes $0.4 million of variable lease costs. Expense under operating leases and finance leases was $4.5 million and $0.6 million, respectively, for the three months ended March 31, 2021, which includes $0.7 million of variable lease costs. Operating lease costs and finance lease costs are included within Operating loss in the Condensed Consolidated Statement of Operations. Short-term lease costs were not material.
Supplemental cash flow information is as follows:

(in thousands)	For the three months ended March 31,
	2022	2021
Operating cash out flows from operating leases	$4,288	$4,245
Operating cash out flows from finance leases	33	33
Financing cash out flows from finance leases	498	525
Total	$4,819	$4,803

NOTE 17 SUBSEQUENT EVENTS
On January 18, 2022, Sema4 and OPKO announced they had entered into a definitive agreement pursuant to which Sema4 has agreed to acquire OPKO’s wholly owned subsidiary, GeneDx, a leader in genomic testing and analysis. The GeneDx Transaction closed on April 29, 2022. Under the terms of the GeneDx Merger Agreement, Sema4 acquired GeneDx for an upfront payment of $150 million in cash, subject to adjustments, plus 80.0 million shares in Sema4, with up to an additional $150 million revenue-based milestones over the next two years (which will be payable in cash or Sema4 shares at Sema4’s discretion). Based on the closing stock price of Sema4 as of April 29, 2022, the total upfront consideration represents approximately $322 million, and the total aggregate consideration including potential milestones is approximately $472 million.
In April 2022, Pfizer notified OPKO that NGENLA (Somatrogon), a once-weekly injection to treat pediatric growth hormone deficiency, has received pricing approval in Germany and Japan. NGENLA was granted marketing authorization by the Ministry of Health, Labour and Welfare in Japan and by the European Commission in January and February of this year, respectively. With the achievement of these milestones, we are entitled to receive an aggregate of $85.0 million in milestone payments.
On May 9, 2022, the Company entered into an Agreement and Plan of Merger with Orca Acquisition Sub, Inc. (“Merger Sub “, a subsidiary of the Company formed for the purposes of this transaction), ModeX Therapeutics, Inc., (“ModeX” or “Seller”) and Sellers’ representative (the “Merger Agreement”), pursuant to which Merger Sub was merged with and into ModeX, with ModeX becoming a wholly owned subsidiary of the Company (the “Merger”). The Company paid an aggregate of $300 million for all of the outstanding equity of ModeX, as adjusted by customary adjustments. The consideration paid at closing consisted of shares of our common stock, which was valued based on the average of the daily volume-weighted average price over the thirty (30) trading days prior to the date that is two (2) trading days prior to the signing of the Merger Agreement . In addition, the Company has made a number of management changes in connection with the Merger. Elias Zerhouni, M.D., Gary Nabel, M.D., PhD., and Alexis Borisy were appointed to the Board of the Company, with Dr. Zerhouni appointed as the Vice Chair. Elizabeth Nabel, one of the founders of ModeX, is the new Chief Medical Officer of the Company. Dr. Gary Nabel has been named the CEO of ModeX and Chief Innovation Officer of the Company and Dr. Zerhouni has been named the President of the Company.
We have reviewed all events and transactions that occurred after the March 31, 2022 Condensed Consolidated Balance Sheet date, through the time of filing this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
You should read this discussion together with the unaudited Condensed Consolidated Financial Statements, related notes, and other financial information included elsewhere in this Quarterly Report on Form 10-Q together with our audited consolidated financial statements, related notes, and other information contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”). The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in Part I, Item 1A of the Form 10-K and as described from time to time in our other filings with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Health LLC, formerly BioReference Laboratories, Inc. (“BioReference”), one of the nation’s largest full service laboratories with an almost 250-person sales and marketing team to drive growth and leverage new products. Our pharmaceutical business features Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency and a pipeline of products in various stages of development. Our leading product in development is Somatrogon (hGH-CTP), a once-weekly human growth hormone for which we have partnered with Pfizer, Inc. (“Pfizer”) and successfully completed a phase 3 study in August 2019. Regulatory applications for Somatrogon (hGH-CTP) have been submitted to several countries around the world for review. In February 2022, the European Commission granted marketing authorization in the European Union for Somatrogon (hGH-CTP) under the brand name NGENLA® to treat children and adolescents from as young as three years of age with growth disturbance due to insufficient secretion of growth hormone and we received pricing approval in Germany in April 2022. In January 2022, the Ministry of Health, Labour and Welfare in Japan approved NGENLA® (Somatrogon) for the long-term treatment of pediatric patients who have growth failure due to an inadequate secretion of endogenous growth hormone and we received pricing approval in April 2022. In October 2021, Health Canada approved NGENLA® for the long-term treatment of pediatric patients who have growth hormone deficiency, and Australia’s Therapeutic Goods Administration approved NGENLA® for the long-term treatment of pediatric patients with growth disturbance due to insufficient secretion of growth hormone. We also submitted the initial Biologics License Application (“BLA”) with the FDA for approval of Somatrogon (hGH-CTP) in the United States, and Pfizer received a Complete Response Letter in January 2022. Pfizer and OPKO are evaluating the FDA’s comments and will work with the agency to determine the best path forward for Somatrogon (hGH-CTP) in the United States. We are incorporated in Delaware, and our principal executive offices are located in leased offices in Miami, Florida.
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

RECENT DEVELOPMENTS
In early 2022, each of the European Commission and the Ministry of Health, Labour and Welfare in Japan approved the next-generation long-acting recombinant human growth hormone NGENLA (Somatrogon), a once-weekly injection to treat pediatric growth hormone deficiency in Europe and Japan, respectively. Further, Canada and Australia approved NGENLA in October and November of 2021, respectively. In April 2022, Pfizer notified OPKO that NGENLA has received pricing approval in Germany and Japan. With the achievement of these milestones, we are entitled to receive an aggregate of $85.0 million in milestone payments.
In early 2022, VFMCRP initiated the commercial launch of Rayaldee in Germany, the first launch of Rayaldee outside the

U.S. VFMCRP is OPKO’s commercial partner for Rayaldee in Europe and selected markets outside the U.S.
In January 2022, the FDA issued a Complete Response Letter for the BLA for Somatrogon. Pfizer and OPKO are evaluating the FDA’s comments and will work with the agency to determine the best path forward for Somatrogon (hGH-CTP) in the United States.
In January 2022, Sema4 Holdings Corp. (“Sema4”) and OPKO entered into a definitive agreement (the “GeneDx Merger Agreement”), pursuant to which Sema4 agreed to acquire OPKO’s wholly owned subsidiary, GeneDx LLC, formerly GeneDx, Inc. (“GeneDx”), a leader in genomic testing and analysis, subject to the satisfaction of customary closing conditions (the “GeneDx Transaction”). The GeneDx Transaction closed on April 29, 2022.
On May 9, 2022, the Company entered into an Agreement and Plan of Merger with Orca Acquisition Sub, Inc. (“Merger Sub “, a subsidiary of the Company formed for the purposes of this transaction), ModeX Therapeutics, Inc., (“ModeX” or “Seller”) and Sellers’ representative (the “Merger Agreement”), pursuant to which Merger Sub was merged with and into ModeX, with ModeX becoming a wholly owned subsidiary of the Company (the “Merger”). The Company paid an aggregate of $300 million for all of the outstanding equity of ModeX, as adjusted by customary adjustments. The consideration paid at closing consisted of shares of our common stock, which was valued based on the average of the daily volume-weighted average price over the thirty (30) trading days prior to the date that is two (2) days prior to the signing of the Merger Agreement . In addition, the Company has made a number of management changes in connection with the Merger. Elias Zerhouni, M.D., Gary Nabel, M.D., PhD., and Alexis Borisy were appointed to the Board of the Company, with Dr. Zerhouni appointed as the Vice Chair. Elizabeth Nabel, one of the founders of ModeX, is the new Chief Medical Officer of the Company. Dr. Gary Nabel has been named the CEO of ModeX and Chief Innovation Officer of the Company and Dr. Zerhouni has been named the President of the Company.

RESULTS OF OPERATIONS
Impact of COVID-19
We continue to be a part of the coordinated public and private sector response to SARS-CoV-2, a novel strain of coronavirus, referred to as COVID-19. There continues to be a high level of uncertainty relating to how the pandemic will evolve, how governments and consumers will react, progress on the distribution of vaccines and whether the pandemic will have a longer-term effect on the healthcare industry and patient habits. BioReference is providing COVID-19 solutions, including diagnostic molecular testing and serology antibody testing, to meet the testing needs of its customers, including physicians, health systems, long-term care facilities, governments, schools, employers, professional sports teams and entertainment venues, as well as the general public through relationships with retail pharmacy chains.
Since the pandemic began in the U.S., we have invested in testing capabilities and infrastructure to meet demand for our molecular and antibody testing for COVID-19. Throughout the last two years, we have managed our company-wide lab operations specimen acquisition, logistics, procurement, customer service, and initiatives to manage our cost structure to match the ever changing COVID-19 testing volumes and to manage efficiency gains in our core clinical lines of business. We anticipate that COVID-19 will continue to impact our business in 2022 and demand for COVID-19 testing will fluctuate with the potential for increases and decreases in demand at different times and across different geographies; however, overall, we expect COVID-19 test demand to trend down in 2022 as compared to 2021.
Revenue from services for the three months ended March 31, 2022 decreased by $220.4 million as compared to 2021 due to lower COVID-19 testing volumes. We maintain our ability to quickly scale-up COVID-19 PCR testing capacity, even during periods of reduced demand. In doing so, we are able to immediately and effectively respond to surges in positive cases and testing needs. We are unable to predict how long the demand will continue for our COVID-19 related testing, or whether pricing and reimbursement policies for testing will be sustained. Excluding COVID-19 test volumes, for the three months ended March 31, 2022, genomic and routine clinical test volume increased 14.0% and 0.4% respectively, as compared to volumes for the three months ended March 31, 2021.
In March 2022, the U.S. Health Resources and Services Administration ("HRSA") informed providers that, after March 22, 2022, it would stop accepting claims for testing and treatment for uninsured individuals under the HRSA COVID-19 Uninsured Program and that claims submitted prior to that date would be subject to eligibility and availability of funds. For the three months ended March 31, 2022, revenue for testing of uninsured individuals under the HRSA COVID-19 Uninsured Program represented approximately 7.9% of our COVID-19 testing revenue. As of March 31, 2022, less than 6% of our net accounts receivable was associated with claims for reimbursement for COVID-19 testing of uninsured individuals. Although we believe that our estimates for contractual allowances and patient price concessions are appropriate, actual results could differ from those estimates.
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
Our consolidated income (loss) from operations for the three months ended March 31, 2022 and 2021 is as follows:

	For the three months ended March 31,
(In thousands)	2022	2021	Change	% Change
Revenues:
Revenue from services	$286,599	$506,951	$(220,352)	(43)%
Revenue from products	36,658	33,945	2,713	8%
Revenue from transfer of intellectual property and other	5,962	4,269	1,693	40%
Total revenues	329,219	545,165	(215,946)	(40)%
Costs and expenses:
Cost of revenue	243,875	363,507	(119,632)	(33)%
Selling, general and administrative	117,537	112,286	5,251	5%
Research and development	18,312	19,315	(1,003)	(5)%
Contingent Consideration	(106)	(957)	851	(89)%
Amortization of intangible assets	22,025	12,577	9,448	75%
Total costs and expenses	401,643	506,728	(105,085)	(21)%
Income (loss) from operations	(72,424)	38,437	(110,861)	(288)%

Diagnostics

	For the three months ended March 31,
(In thousands)	2022	2021	Change	% Change
Revenues
Revenue from services	$286,599	$506,951	$(220,352)	(43)%
Total revenues	286,599	506,951	(220,352)	(43)%
Costs and expenses:
Cost of revenue	221,206	339,428	(118,222)	(35)%
Selling, general and administrative	94,957	89,317	5,640	6%
Research and development	6,222	3,631	2,591	71%
Amortization of intangible assets	7,762	7,561	201	3%
Total costs and expenses	330,147	439,937	(109,790)	(25)%
Income (loss) from operations	(43,548)	67,014	(110,562)	(165)%

Revenue. Revenue from services for the three months ended March 31, 2022 decreased by approximately $220.4 million compared to the three months ended March 31, 2021. The decrease in revenue for the three months ended March 31, 2022 reflects lower demand for COVID-19 testing and lower COVID-19 reimbursement of $164.0 million and $26.6 million, respectively. BioReference performed 2.0 million molecular tests for COVID-19 and 0.1 million serology antibody tests during the three months ended March 31, 2022, which represented 46.9% of total volume for that period. In comparison, the three months ended March 31, 2021 included 4.1 million molecular tests for COVID-19 and 0.2 million serology antibody tests. The reduction in reimbursement reflects an increase in utilization of antigen point of care diagnostic tests as well as a change in the mix of customers which have varying contract prices depending on the level of services we provide.
Furthermore, clinical test reimbursement decreased $44.9 million as a result of the mix of testing ordered. Partially offsetting the decrease in COVID-19 test volumes and clinical test reimbursement, were an improvement in genomic test reimbursement of $9.7 million, an increase in clinical test volume of $1.9 million, and genomic test volume of $3.2 million, respectively.
Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. For the three months ended March 31, 2022 and 2021, positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $2.0 million and $28.0 million were recognized, respectively. Revenue adjustments for the three months ended March 31, 2022 and 2021 were primarily due to an improvement in COVID-19 test reimbursement estimates.
The composition of Revenue from services by payor for the three months ended March 31, 2022 and 2021 was as follows:

	Three months ended March 31,
(In thousands)	2022	2021
Healthcare insurers	$95,779	$164,829
Government payers	27,588	73,658
Client payers	159,040	262,907
Patients	4,192	5,557
Total	$286,599	$506,951
Client payors include cities, states and companies for which BioReference provides COVID-19 testing services.
Cost of revenue. Cost of revenue for the three months ended March 31, 2022 decreased $118.2 million compared to the three months ended March 31, 2021. Cost of revenue decreased primarily due to a decline in the volume of COVID-19 tests performed during the three months ended March 31, 2022 compared to 2021. Cost of revenue for the three months ended March 31, 2022 also decreased due to changes in the test mix during the period.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2022 and 2021 were $95.0 million and $89.3 million, respectively. Selling, general and administrative expenses in our diagnostics segment increased primarily due to increased investment in our commercial digital organization resulting in higher professional fees, personnel expenses and equity-based compensation due to the acceleration of certain option awards.
Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Three months ended March 31,
	2022	2021
External expenses:
PMA studies	$—	$31
Research and development employee-related expenses	4,926	2,194
Other internal research and development expenses	1,296	1,406
Total research and development expenses	$6,222	$3,631
The increase in research and development expenses for the three months ended March 31, 2022 resulted primarily related to the development of clinical and genomics testing services at BioReference.
Amortization of intangible assets. Amortization of intangible assets was $7.8 million and $7.6 million, respectively, for the three months ended March 31, 2022 and 2021. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives.

Pharmaceuticals

	For the three months ended March 31,
(In thousands)	2022	2021	Change	% Change
Revenues:
Revenue from products	$36,658	$33,945	$2,713	8%
Revenue from transfer of intellectual property and other	5,962	4,269	1,693	40%
Total revenues	42,620	38,214	4,406	12%
Costs and expenses:
Cost of revenue	22,669	24,089	(1,420)	(6)%
Selling, general and administrative	11,611	13,406	(1,795)	(13)%
Research and development	12,291	15,817	(3,526)	(22)%
Contingent Consideration	(106)	(957)	851	(89)%
Amortization of intangible assets	14,263	5,016	9,247	184%
Total costs and expenses	60,728	57,371	3,357	6%
loss from operations	(18,108)	(19,157)	1,049	(5)%

Revenue. The increase in revenue from products for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily attributable to an increase in sales at most of our international operating companies. Revenue from sales of Rayaldee for the three months ended March 31, 2022 and 2021 was $5.1 million and $5.8 million, respectively. Sales of Rayaldee in 2022 and 2021 have been negatively impacted as a result of challenges in onboarding new patients due to the COVID-19 pandemic. Revenue from transfer of intellectual property and other for the three months ended March 31, 2022 and 2021 reflect $2.2 million and $2.8 million, respectively, of revenue related to the Pfizer Transaction. In addition, OPKO recognized a $3.0 million milestone payment from VFMCRP in transfer of intellectual property and other during the three months ended March 31, 2022.

Cost of revenue. Cost of revenue for the three months ended March 31, 2022 decreased $1.4 million compared to the three months ended March 31, 2021 primarily due to a $2.7 million inventory reserve recognized for Rayaldee inventory for the three months ended March 31, 2021.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2022 and 2021 were $11.6 million and $13.4 million, respectively. The decrease in selling, general and administrative expenses was primarily due to a decrease in legal expenses and selling expenses related to Rayaldee. Selling, general and administrative expenses for the pharmaceutical segment for the three months ended March 31, 2022 and 2021 included equity-based compensation expense of $0.3 million and $0.3 million, respectively.
Research and development expenses. Research and development expenses for the three months ended March 31, 2022 and 2021 were $12.3 million and $15.8 million, respectively. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.
The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Three months ended March 31,
	2022	2021
External expenses:
Manufacturing expense for biological products	$1,250	$1,567
Phase III studies	2,632	2,351
Post-marketing studies	17	5
Earlier-stage programs	2,601	5,193
Research and development employee-related expenses	5,173	5,328
Other internal research and development expenses	618	1,383
Third-party grants and funding from collaboration agreements	—	(10)
Total research and development expenses	$12,291	$15,817
The decrease in research and development expenses for the three months ended March 31, 2022 was primarily due to a decrease in research and development expenses for Somatrogon (hGH-CTP), a once-weekly human growth hormone injection for which we have partnered with Pfizer and successfully completed a phase 3 study in August 2019. Ongoing expenses on the Somatrogon program support open label extension studies that will continue until market launch of Somatrogon in certain countries, as well as the preparation of applications for marketing approvals. Research and development expenses for the pharmaceutical segment for the three months ended March 31, 2022 and 2021 included equity-based compensation expense of $0.3 million and $0.4 million, respectively.
Contingent consideration. Contingent consideration for the three months ended March 31, 2022 and 2021 was $0.1 million and $1.0 million reversal of expense, respectively. Contingent consideration for the three months ended March 31, 2022 and 2021 was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal, and potential amounts payable to former stockholders of OPKO Renal in connection therewith, pursuant to our acquisition agreement in March 2013.
Amortization of intangible assets. Amortization of intangible assets was $14.3 million and $5.0 million, respectively, for the three months ended March 31, 2022 and 2021. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. In the first quarter of 2022, we reclassified $590.2 million of IPR&D related to Somatrogon (hGH-CTP) from IPR&D in our Condensed Consolidated Balance Sheet upon the approval of NGENLA (Somatrogon) in Europe and Japan. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years.

Corporate

	For the three months ended March 31,
(In thousands)	2022	2021	Change	% Change
Costs and expenses:
Cost of revenue	$—	$(10)	$10	(100)%
Selling, general and administrative	10,969	9,563	1,406	15%
Research and development	(201)	(133)	(68)	51%
Total costs and expenses	10,768	9,420	1,348	14%
Loss from operations	(10,768)	(9,420)	(1,348)	14%

Operating loss for our unallocated corporate operations for the three months ended March 31, 2022 and 2021 was $10.8 million and $9.4 million, respectively, and principally reflect general and administrative expenses incurred in connection with our corporate operations. Operating loss for our unallocated corporate operations for the three months ended March 31, 2022 was driven by an increase in legal fees.
Other
Interest income. Interest income for the three months ended March 31, 2022 and 2021 was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the three months ended March 31, 2022 and 2021 was $2.7 million and $5.4 million, respectively. Interest expense was principally related to interest incurred on the 2025 Notes, the 2023 Convertible Notes, the 2033 Senior Notes, and BioReference’s outstanding debt under the A&R Credit Agreement. The decrease in interest expense was primarily due to the impact of the adoption of ASU 2020-06 on the 2025 Notes. Due to the adoption of ASU 2020-06, interest expense decreased due to the elimination of the discount created by recognizing a component of convertible debt in equity. Refer to Note 7.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the three months ended March 31, 2022 and 2021, was $0.1 million and $0.4 million of expense, respectively. Derivative expense for the three months ended March 31, 2022 and 2021, was principally related to the change in fair value on foreign currency forward exchange contracts at OPKO Chile.
Other income (expense), net. Other income (expense), net for the three months ended March 31, 2022 and 2021, was $1.4 million of income and $0.9 million of expense, respectively. Other income (expense) for the three months ended March 31, 2022 and 2021 primarily consisted of foreign currency transaction gains (losses) recognized during the period.

Income tax benefit (provision). Our income tax benefit (provision) for the three months ended March 31, 2022 and 2021 was $21.3 million and $(0.6) million, respectively, and reflects quarterly results using our expected effective tax rate.  For the three months ended March 31, 2022, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to a $22.0 million discrete benefit resulting from reduced tax rates that will be applicable to existing foreign deferred tax liabilities, as well as the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and operating results in tax jurisdictions which do not result in a tax benefit.
Loss from investments in investees. We have made investments in certain early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses. Loss from investments in investees was $49 thousand and $43 thousand for the three months ended March 31, 2022 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2022, we had cash and cash equivalents of approximately $102.3 million. Cash used in operations of $19.9 million for the three months ended March 31, 2022 principally reflects general and administrative expenses related to our corporate operations and research and development activities. Cash used in investing activities for the three months ended March 31, 2022 primarily reflects capital expenditures of $5.3 million. Cash used in financing activities of $7.9 million primarily reflects net repayments on our lines of credit. We have historically not generated sustained positive cash flow sufficient to offset our operating and other expenses, and our primary sources of cash have been from the public and private placement of equity, the issuance of the 2033 Senior Notes, 2023 Convertible Notes and 2025 Notes and credit facilities available to us.
In April 2022, Pfizer notified OPKO that NGENLA (Somatrogon), a once-weekly injection to treat pediatric growth hormone deficiency, has received pricing approval in Germany and Japan. NGENLA was granted marketing authorization by the Ministry of Health, Labour and Welfare in Japan and by the European Commission in January and February of this year, respectively. With the achievement of these milestones, we are entitled to receive an aggregate of $85.0 million in milestone payments.
In January 2022, we and Sema4 announced the execution of the GeneDx Merger Agreement, pursuant to which Sema4 has agreed to acquire our wholly owned subsidiary, GeneDx. The GeneDx Transaction closed on April 29, 2022. As of March 31, 2022 and December 31, 2021, GeneDx met the held-for-sale accounting criteria and the related assets and liabilities are classified as held for sale in the consolidated balance sheet.
Under the terms of the GeneDx Merger Agreement, Sema4 has agreed to acquire GeneDx for an upfront payment of $150 million in cash, subject to adjustments, plus 80.0 million shares in Sema4, with up to an additional $150 million revenue-based milestones over the next two years (which will be payable in cash or Sema4 shares at Sema4’s discretion). Based on the closing stock price of Sema4 as of April 29, 2022, the total upfront consideration represents approximately $322 million, and the total aggregate consideration including potential milestones is approximately $472 million.
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
As of March 31, 2022, the total commitments under our A&R Credit Agreement with CB and our lines of credit with financial institutions in Chile and Spain were $89.5 million, of which $16.5 million was drawn as of March 31, 2022. At March 31, 2022, the weighted average interest rate on these lines of credit was approximately 5.5%. These lines of credit are short-term and are used primarily as a source of working capital. The highest aggregate principal balance at any time outstanding during the three months ended March 31, 2022 was $16.6 million. We intend to continue to draw under these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
The A&R Credit Agreement provides for a $75.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. The A&R Credit Agreement matures on August 30, 2024 and is guaranteed by all of BioReference’s domestic subsidiaries, subject to certain exceptions. The A&R Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, subject to certain exceptions, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the A&R Credit Agreement is based on a borrowing base composed of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of March 31, 2022, $64.8 million remained available for borrowing under the A&R Credit Agreement.

In connection with our agreements with Pfizer, VFMCRP, Nicoya and CAMP4, we are eligible to receive various milestone payments and royalty considerations. Under the terms of the Pfizer Agreement, we are eligible to receive up to an additional $275.0 million upon the achievement of certain regulatory milestones, including $85 million of milestone payments we expect to receive during the second quarter of 2022. In addition, we are eligible to receive initial tiered royalty payments associated with the commercialization of Somatrogon for adult GHD with percentage rates ranging from the high teens to mid-twenties. Upon the launch of Somatrogon for pediatric GHD in certain major markets, the royalties will transition to regional, tiered gross profit sharing for both Somatrogon and Pfizer’s Genotropin®. Under the terms of the VFMCRP Agreement, we are entitled to receive up to an additional $17 million in regulatory milestones and $207 million in milestone payments tied to launch, pricing and sales of Rayaldee, including a $3.0 million milestone payment we recognized during the three months ended March 31, 2022 upon the first sale of Rayaldee in Europe. In addition, we are eligible to receive tiered, double-digit royalty payments. Under the terms of the Nicoya Agreement, we received an initial upfront payment of $5 million and are eligible to receive an additional $5 million upon the first to occur of (A) a predetermined milestone and (B) the first anniversary of the effective date. We are also eligible to receive up to an additional aggregate amount of $115 million upon the achievement of certain development, regulatory and sales-based milestones by Nicoya for the Nicoya Product in the Nicoya Territory. We will also receive tiered, double digit royalty payments at rates in the low double digits on net product sales within the Nicoya Territory and in the Nicoya Field. Under the terms of the CAMP4 Agreement, we received an initial upfront payment of $1.5 million and we are eligible to receive up to $3.5 million in development milestone payments for Dravet syndrome products, and $4 million for non-Dravet syndrome products, as well as sales milestones of up to $90 million for Dravet syndrome products and up to $90 million for non-Dravet syndrome products.
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
We believe that the cash and cash equivalents on hand at March 31, 2022, cash from the Pfizer milestone payments of $85 million, the $150 million of cash paid at the closing of the Sema4 transaction and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements, and the timing of those requirements, will depend on a number of factors, including the evolving impact of the COVID-19 pandemic on our business, the approval and success of our products in development, particularly our long acting Somatrogon for which we have received approval in Europe, Japan, Australia and Canada, submitted for approval in the U.S. and received a Complete Response Letter in January 2022, the approval and success of Somatrogon outside the United States, including in Europe, Japan, Australia and Canada, the commercial success of Rayaldee, including from the recent launch of Rayaldee by Vifor and in other territories expected in 2022, BioReference’s financial performance, possible acquisitions and dispositions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and results of government investigations, payor claims, and legal proceedings that may arise, including, without limitation class action and derivative litigation to which we are subject, and our ability to obtain insurance coverage for such claims. We have historically not generated sustained positive cash flow and if we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions or reduce our marketing or sales efforts or cease operations.
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
The following table provides information as of March 31, 2022, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	Remaining nine months ending December 31, 2022	2023	2024	2025	2026	Thereafter	Total
Open purchase orders	$247,377	$5,034	$—	$—	$—	$—	$252,411
Operating leases	9,083	9,360	6,006	3,673	3,071	12,093	43,286
Finance leases	1,766	1,940	1,393	893	324	—	6,316
2033 Senior Notes, 2025 and 2023 Convertible Notes	—	69,254	—	141,267	—	—	210,521
Deferred payments	2,478	—	—	—	—	—	2,478
Mortgages and other debts payable	1,779	865	502	271	—	—	3,417
Lines of credit	16,531	—	—	—	—	—	16,531
Interest commitments	7,105	6,955	6,528	571	—	—	21,159
Total	$286,119	$93,408	$14,429	$146,675	$3,396	$12,093	$556,119
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There were no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, that have a material impact on our Condensed Consolidated Financial Statements and related notes.
RECENT ACCOUNTING PRONOUNCEMENTS
Recently adopted accounting pronouncements.
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40).” ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. The ASU is effective for public entities for fiscal years beginning after December 15, 2021, with early adoption permitted. As required, we adopted ASU 2020-06 on January 1, 2022 and used the modified retrospective approach for all convertible debt instruments at the beginning of the period of adoptions. Results for reporting periods beginning January 1, 2022 are presented under ASU 2020-06, while prior period amounts were not adjusted and continue to be reported in accordance historic accounting guidance.
Under the modified approach, entities will apply the guidance to all financial instruments that are outstanding as of the beginning of the year of adoption with the cumulative effect recognized as an adjustment to the opening balance of retained earnings. ASU 2020-06 eliminates the cash conversion and beneficial conversion feature models in ASC 470-20 that require an issuer of certain convertible debt and preferred stock to separately account for embedded conversion features as a component of equity. The adoption of ASU 2020-06 at January 1, 2022 resulted in an increase of the Convertible notes of $25.6 million, a reduction of the Accumulated deficit of $17.5 million and a reduction of Additional paid-in capital of $39.1 million.

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
At March 31, 2022, we had cash and cash equivalents of $102.3 million. The weighted average interest rate related to our cash and cash equivalents for the three months ended March 31, 2022 was less than 1%. As of March 31, 2022, the principal outstanding balances under BioReference’s A&R Credit Agreement with CB and our Chilean and Spanish lines of credit was $16.5 million in the aggregate at a weighted average interest rate of approximately 5.5%.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes to the Company’s Internal Control Over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period, covered by this Quarterly Report on Form 10-Q, except as set forth below, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2021. The following should be read in conjunction with the information provided in Part I, Item 3 of such Annual Report.

On April 8, 2019, MabVax Therapeutics Holdings, Inc. filed a lawsuit in the Superior Court of California, County of San Diego against a number of individuals and entities, including the Company, Dr. Frost, Steven Rubin, the Company’s Executive Vice President-Administration, and an entity affiliated with Dr. Frost, based on the allegations raised in the SEC Complaint. The lawsuit seeks an award for actual and punitive damages, pre- and post-judgment interest; that the defendants be required to make full disclosure and accounting of their interests and transactions in plaintiff’s securities; costs of the suit, and reasonable attorney’s fees; and such other legal and equitable relief as the Court may deem proper under the circumstances. On January 31, 2022, plaintiffs entered into a confidential mutual release and settlement agreement with the Company, Dr. Frost, Frost Gamma Investment Trust, and Steve Rubin (the “Settlement Agreement”). The Settlement Agreement has been approved by the United States Bankruptcy Court for the District of Delaware.
    See Note 12 to the interim unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for information regarding the status of other legal proceedings involving the Company, which information is incorporated by reference herein.

Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 2.1
Agreement and Plan of Merger and Reorganization, dated as of January 14, 2022, by and among the Company, Sema4 Holdings Corp., Orion Merger Sub I, Inc., Orion Merger Sub II, LLC, GeneDx Inc. and GeneDx Holding 2, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2022 and incorporated by reference herein).

Exhibit 10.1
Shareholder Agreement, dated as of January 14, 2022, by and among the Company and Sema4 Holdings Corp. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2022 and incorporated by reference herein).

Exhibit 10-2
Waiver Under and Amendment No. 1 to Amended and Restated Credit Agreement, dated as of April 29, 2022, by and among BioReference Health LLC, GeneDx, LLC, the other subsidiary borrowers and loan parties thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2022 and incorporated by reference herein).

Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2022.

Exhibit 31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2022.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2022.

Exhibit 32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2022.

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

Date: May 9, 2022	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President and Chief Financial
Officer