Form 10-Q
period 2022-06-30
OPKO HEALTH, INC.
filed 2022-08-04
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022.
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

As of July 28, 2022, the registrant had 771,959,579 shares of Common Stock outstanding.

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
•our ability to comply with the terms of our Corporate Integrity Agreement with the Office of Inspector General of the Department of Health and Human Services;
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

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$210,458	$134,710
Accounts receivable, net	158,425	259,637
Inventory, net	83,306	86,502
Other current assets and prepaid expenses	42,563	27,170
Assets held for sale	—	314,994
Total current assets	494,752	823,013
Property, plant and equipment, net	78,601	79,727
Intangible assets, net	862,409	321,683
In-process research and development	195,000	590,200
Goodwill	578,845	520,601
Investments	108,685	10,729
Operating lease right-of-use assets	42,412	44,228
Other assets	8,898	9,534
Total assets	$2,369,602	$2,399,715
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$56,107	$82,040
Accrued expenses	128,254	193,493
Current maturities of operating leases	12,122	11,624
Liabilities associated with assets held-for-sale	—	28,156
Current portion of lines of credit and notes payable	18,989	14,695
Total current liabilities	215,472	330,008
Operating lease liabilities	30,876	33,097
Convertible notes	211,477	187,935
Deferred tax liabilities	176,741	148,487
Other long-term liabilities, principally contract liabilities, contingent consideration and lines of credit	16,237	15,062
Total long-term liabilities	435,331	384,581
Total liabilities	650,803	714,589
Equity:
Common Stock - $0.01 par value, 1,000,000,000 shares authorized; 780,591,681 and 690,082,283 shares issued at June 30, 2022 and December 31, 2021, respectively	7,806	6,901
Treasury Stock - 8,655,082 shares at June 30, 2022 and December 31, 2021, respectively	(1,791)	(1,791)
Additional paid-in capital	3,413,556	3,222,487
Accumulated other comprehensive loss	(49,171)	(30,495)
Accumulated deficit	(1,651,601)	(1,511,976)
Total shareholders’ equity	1,718,799	1,685,126
Total liabilities and equity	$2,369,602	$2,399,715
The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenues:
Revenue from services	$186,804	$397,197	$473,402	$904,149
Revenue from products	35,892	35,663	72,550	69,608
Revenue from transfer of intellectual property and other	87,197	9,548	93,159	13,816
Total revenues	309,893	442,408	639,111	987,573
Costs and expenses:
Cost of service revenue	171,836	267,807	393,039	607,235
Cost of product revenue	22,475	25,101	45,147	49,179
Selling, general and administrative	101,464	113,236	219,000	225,522
Research and development	17,254	18,222	35,566	37,537
Contingent consideration	175	(103)	69	(1,059)
Amortization of intangible assets	22,793	12,574	44,818	25,151
Gain on sale of assets	(15,365)	—	(15,365)	—
Total costs and expenses	320,632	436,837	722,275	943,565
Operating income (loss)	(10,739)	5,571	(83,164)	44,008
Other income and (expense), net:
Interest income	161	6	171	12
Interest expense	(3,075)	(4,887)	(5,737)	(10,282)
Fair value changes of derivative instruments, net	338	(272)	206	(711)
Other expense, net	(72,997)	(11,783)	(74,439)	(12,711)
Other expense, net	(75,572)	(16,936)	(79,799)	(23,692)
Income (loss) before income taxes and investment losses	(86,312)	(11,365)	(162,963)	20,316
Income tax benefit (provision)	(15,070)	(4,754)	6,196	(5,314)
Net income (loss) before investment losses	(101,382)	(16,119)	(156,766)	15,002
Loss from investments in investees	(268)	(67)	(316)	(110)
Net income (loss)	$(101,650)	$(16,186)	$(157,083)	$14,892
Income (loss) per share, basic and diluted:
Income (loss) per share	$(0.14)	$(0.03)	$(0.23)	$0.02
Weighted average common shares outstanding, basic and diluted	712,548,661	646,996,891	686,597,899	644,001,280

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(101,650)	$(16,186)	$(157,083)	$14,892
Other comprehensive loss, net of tax:
Change in foreign currency translation and other comprehensive loss	(17,756)	(9,070)	(18,676)	(9,070)
Comprehensive income (loss)	$(119,406)	$(25,256)	$(175,759)	$5,822

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)
For the three and six months ended June 30, 2022

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at March 31, 2022	690,138,033	$6,901	(8,655,082)	$(1,791)	$3,191,139	$(31,415)	$(1,549,951)	$1,614,884
Equity-based compensation expense	—	—	—	—	4,308	—	—	4,308
Exercise of common stock options and warrants	546,337	6	—	—	(366)	—	—	(360)
ModeX Acquisition	89,907,311	899	—	—	218,475	—	—	219,374
Net loss	—	—	—	—	—	—	(101,650)	(101,650)
Other comprehensive loss	—	—	—	—	—	(17,756)	—	(17,756)
Balance at June 30, 2022	780,591,681	$7,806	(8,655,082)	$(1,791)	$3,413,556	$(49,171)	$(1,651,601)	$1,718,799

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2021	690,082,283	$6,901	(8,655,082)	$(1,791)	$3,222,487	$(30,495)	$(1,511,976)	$1,685,126
Equity-based compensation expense	—	—	—	—	11,925	—	—	11,925
Exercise of common stock options and warrants	602,087	6	—	—	(231)	—	—	(225)
Adoption of ASU 2020-06	—	—	—	—	(39,100)	—	17,458	(21,642)
ModeX Acquisition	89,907,311	899	—	—	218,475	—	—	219,374
Net loss	—	—	—	—	—	—	(157,083)	(157,083)
Other comprehensive loss	—	—	—	—	—	(18,676)	—	(18,676)
Balance at June 30, 2022	780,591,681	$7,806	(8,655,082)	$(1,791)	$3,413,556	$(49,171)	$(1,651,601)	$1,718,799

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

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(157,083)	$14,892
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	55,809	40,561
Non-cash interest	1,364	4,981
Amortization of deferred financing costs	569	424
Losses from investments in investees	316	110
Equity-based compensation – employees and non-employees	11,925	6,107
Realized loss (gain) on disposal of fixed assets and sales of equity securities	(477)	(3,146)
Loss on conversion of the 2025 Notes	—	11,111
Change in fair value of equity securities and derivative instruments	73,724	873
Change in fair value of contingent consideration	69	(1,059)
Gain on sale of GeneDx	(15,365)	—
Deferred income tax benefit	(8,942)	2,479
Changes in assets and liabilities:
Accounts receivable, net	95,864	20,352
Inventory, net	2,864	(3,817)
Other current assets and prepaid expenses	(6,502)	(13,904)
Other assets	(260)	1,388
Accounts payable	(19,508)	(11,651)
Foreign currency measurement	4,295	(2,532)
Contract liabilities	(17)	(7,425)
Accrued expenses and other liabilities	(69,978)	(49,159)
Net cash (used in) provided by operating activities	(31,333)	10,585
Cash flows from investing activities:
Proceeds from sale of investments	—	8,079
Proceeds from sale of GeneDx	115,423	—
Acquisition of businesses, net of cash	(2,071)	—
Proceeds from the sale of property, plant and equipment	870	165
Capital expenditures	(10,630)	(18,192)
Net cash provided by (used in) investing activities	103,592	(9,948)
Cash flows from financing activities:
Issuance of common stock	1	—
Proceeds from the exercise of common stock options	(225)	465
Borrowings on lines of credit	684,467	982,797
Repayments of lines of credit	(679,860)	(990,190)
Net cash provided by (used in) financing activities	4,383	(6,928)
Effect of exchange rate changes on cash and cash equivalents	(894)	(163)
Net increase (decrease) in cash and cash equivalents	75,748	(6,454)
Cash and cash equivalents at beginning of period	134,710	72,211
Cash and cash equivalents at end of period	$210,458	$65,757
SUPPLEMENTAL INFORMATION:
Interest paid	$3,554	$4,883
Income taxes paid, net of refunds	$4,647	$3,690
Non-cash financing:
Shares issued upon the conversion of:
2025 Convertible Notes	$—	$68,775
Common stock options and warrants, surrendered in net exercise	$655	$—
Issuance of common stock for acquisition of ModeX	$219,374	$—
Fair value of shares included in consideration from Sema4	$172,000	$—

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 BUSINESS AND ORGANIZATION
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Health, LLC, formerly known as BioReference Laboratories, Inc. (“BioReference”), one of the nation’s largest full service laboratories with an almost 250-person sales and marketing team to drive growth and leverage new products. Our pharmaceutical business features Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency and a pipeline of products in various stages of development. Our leading product in development is Somatrogon (hGH-CTP), a once-weekly human growth hormone for which we have partnered with Pfizer, Inc. (“Pfizer”) and successfully completed a phase 3 study in August 2019. Regulatory applications for Somatrogon (hGH-CTP) have been submitted to the applicable regulatory bodies for review in several countries around the world. In February 2022, the European Commission granted marketing authorization in the European Union for Somatrogon (hGH-CTP) under the brand name NGENLA® to treat children and adolescents from as young as three years of age with growth disturbance due to insufficient secretion of growth hormone, and we recently received pricing approval in Germany. In January 2022, the Ministry of Health, Labour and Welfare in Japan approved NGENLA® (Somatrogon) for the long-term treatment of pediatric patients who have growth failure due to an inadequate secretion of endogenous growth hormone and we recently received pricing approval. In October 2021, Health Canada approved NGENLA® for the long-term treatment of pediatric patients who have growth hormone deficiency, and Australia’s Therapeutic Goods Administration approved NGENLA® for the long-term treatment of pediatric patients with growth disturbance due to insufficient secretion of growth hormone. Pfizer submitted the initial Biologics License Application (“BLA”) with the FDA for approval of Somatrogon (hGH-CTP) in the United States and received a Complete Response Letter in January 2022. Pfizer and OPKO are evaluating the FDA’s comments and will work with the agency to determine the best path forward for Somatrogon (hGH-CTP) in the United States. We are incorporated in Delaware, and our principal executive offices are located in leased offices in Miami, Florida.
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
On May 9, 2022 (the “Closing Date”), the Company entered into an Agreement and Plan of Merger (the “ModeX Merger Agreement”) with Orca Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), ModeX Therapeutics, Inc., a Delaware corporation (“ModeX”) and Gary J. Nabel, solely in his capacity as sellers’ representative, pursuant to which Merger Sub merged with and into ModeX (the “ModeX Merger”), with ModeX surviving the ModeX Merger as a wholly owned subsidiary of the Company. The Company paid the entirety of the $300.0 million purchase price pursuant to the issuance of an aggregate of 89,907,310 shares (the “Consideration Shares”) of the Company’s common stock, par value $0.01 per share (“Common Stock”), to the former stockholders of ModeX (the “Selling Stockholders”), of which 10% of such shares were deposited in a twelve-month escrow for purposes of satisfying the potential indemnity obligations of the Selling Stockholders under the ModeX Merger Agreement. Additionally, the Company issued equity awards to ModeX employees in an amount equal to $12.4 million, which was deducted from the consideration payable on the Closing Date. If any of such awards are forfeited or otherwise remain unvested on the four-year anniversary of the Closing Date, up to $2.6 million shares of Common Stock (valued at the same price used for determining the number of Consideration Shares issuable upon consummation of the ModeX Merger) may be distributed pro rata to ModeX’s former stockholders in respect of such forfeited or unvested awards. Shares of Common Stock with respect to such potential distribution have been escrowed and will remain escrowed for such four-year period. For accounting purposes, the shares were valued at $219.4 million, based on the closing price per share of our Common Stock of $2.44 as reported by NASDAQ Global Select Market (“NASDAQ”) on the Closing Date.
In connection with the ModeX Merger, the Company appointed Elias A. Zerhouni, M.D., Gary J. Nabel, M.D., PhD., and Alexis Borisy to the Board of Directors of the Company (the “Board”), with Dr. Zerhouni serving as Vice Chair. Elizabeth Nabel, one of the founders of ModeX, was appointed as the Company’s new Chief Medical Officer. Dr. Gary J. Nabel has been named the Chief Executive Officer of ModeX and Chief Innovation Officer of the Company and Dr. Elias A.Zerhouni has been named the President of the Company.
In accordance with the ModeX Merger Agreement, Dr. Phillip Frost, the Company’s Chief Executive Officer and Chairman of the Board, Dr. Jane Hsiao, the Company’s Chief Technical Officer and a Director, and Frost Gamma Investments Trust (“FGIT”), a trust controlled by Dr. Frost, entered into a lockup and voting agreement, together with the Company (the “ModeX Lockup and Voting Agreement”), pursuant to which: (i) FGIT has agreed that, for a period of four years immediately following the Closing Date, it will not sell or otherwise transfer its shares of Common Stock, subject to certain customary exceptions; and (ii) Drs. Frost and Hsiao agreed that, for as long as Dr. Elias A. Zerhouni or Dr. Gary J. Nabel remains an employee of the Company or ModeX, Drs. Frost and Hsiao will vote, or cause to be voted, all of their respective shares of Common Stock in favor of such person’s election to the Board. Additionally, in accordance with the ModeX Merger Agreement, certain recipients of the Consideration Shares, holding in aggregate approximately 88.0% of the Consideration Shares, agreed not to sell or otherwise transfer their respective Consideration Shares for a period of four years immediately following the Closing Date on the same terms as contained in the ModeX Lockup and Voting Agreement.
On January 14, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (the “GeneDx Merger Agreement”) with Sema4 Holdings Corp., a Delaware corporation (“Sema4”), pursuant to which Sema4 acquired the Company’s former subsidiary, GeneDx LLC, (f/k/a GeneDx, Inc. “GeneDx”), (the “GeneDx Transaction”) in a transaction that closed on April 29, 2022 (the “GeneDx Closing”).
Upon the GeneDx Closing, Sema4 paid to the Company aggregate consideration of $150 million in cash (before deduction of transaction expenses and other customary purchase price adjustments), together with 80.0 million shares (the “Closing Shares”) of Sema4’s Class A common stock, par value $0.0001 per share (“Sema4 Common Stock”). Additionally, Sema4 has agreed to pay the Company up to an additional $150 million, which may be paid in Sema4 Common Stock, cash or a combination thereof in Sema4’s discretion, subject to GeneDx achieving certain revenue targets for the fiscal years ending December 31, 2022 and 2023 (the “Milestone Consideration”). Based on the closing price of Sema4 Common Stock on April 29, 2022, the total upfront consideration was approximately $322 million, and the total aggregate consideration, including the potential Milestone Consideration, was approximately $447 million. We recognized a gain of $15.4 million on the sale of GeneDx during the second quarter of 2022.
In connection with the transactions contemplated by the GeneDx Merger Agreement, on January 14, 2022, the Company entered into a Shareholder Agreement (the “Sema4 Shareholder Agreement”) with Sema4, pursuant to which the Company has agreed to, among other things, be subject to a lock-up period with respect to its shares of Sema4 Common Stock, which expires on April 29, 2024 with respect to the Closing Shares, and, if earned and received, would extend for periods of one-year and six-months following the issuance of shares, cash or a combination thereof, in respect of the first and second potential Milestone Consideration payments, respectively.
Pursuant to the GeneDx Merger Agreement, the Company designated, and Sema4 nominated for election an individual to serve on the board of directors of Sema4, and such nominee was elected by Sema4’s stockholders to serve as a director until Sema4’s 2024 annual meeting of stockholders. In addition, the Company has further agreed to certain standstill provisions whereby, subject to certain exceptions, it is obligated to refrain from taking certain actions with respect to the Sema4 Common Stock. The Company has also agreed to vote its shares of Sema4 Common Stock in accordance with the recommendations of Sema4’s board of directors for so long as it continues to hold at least 5% of the outstanding shares of Sema4 Common Stock. Further, Sema4 has also granted the Company certain customary shelf, piggyback and demand registration rights that require Sema4 to register the Company’s Sema4 Lock-Up Shares for resale under the Securities Act. OPKO’s intention is that we will no longer have a designee serving on Sema4’s board of directors upon the expiration of the Sema4 Lock-Up Period. As such, OPKO is not actively participating in the policy-making process of Sema4.
As of December 31, 2021, GeneDx met the held-for-sale accounting criteria and, its related assets and liabilities are classified as held for sale in the consolidated balance sheet. GeneDx was included in our diagnostics segment as of December 31, 2021.

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
Since the pandemic began in the U.S., we have invested in testing capabilities and infrastructure to meet demand for our molecular and antibody testing for COVID-19. Throughout the pandemic, we have managed our company-wide lab operations specimen acquisition, logistics, procurement, customer service, and initiatives to manage our cost structure to match the ever changing COVID-19 testing volumes and to manage efficiency gains in our core clinical lines of business. We anticipate that COVID-19 will continue to impact our business in 2022 and, overall, we expect COVID-19 test demand to continue to decline in 2022 as compared to 2021.
Revenue from services for the six months ended June 30, 2022 decreased by $430.7 million as compared to 2021 due to lower COVID-19 testing volumes. Excluding COVID-19 test volumes, for the six months ended June 30, 2022, routine clinical test volume decreased 26.2% as compared to volumes for the six months ended June 30, 2021.
In March 2022, the U.S. Health Resources and Services Administration ("HRSA") informed providers that, after March 22, 2022, it would stop accepting claims for testing and treatment for uninsured individuals under the HRSA COVID-19 Uninsured Program and that claims submitted prior to that date would be subject to eligibility and availability of funds. For the six months ended June 30, 2022, revenue for testing of uninsured individuals under the HRSA COVID-19 Uninsured Program represented approximately 5.7% of our COVID-19 testing revenue. As of June 30, 2022, less than 2% of our net accounts receivable was associated with claims for reimbursement for COVID-19 testing of uninsured individuals. Although we believe that our estimates for contractual allowances and patient price concessions are appropriate, actual results could differ from those estimates.
NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments or adjustments otherwise disclosed herein) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the six months ended June 30, 2022 are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2022 or any other future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which are used in our testing laboratories. Inventory obsolescence expense for the three and six months ended June 30, 2022 was $0.3 million and $1.0 million, respectively. Inventory obsolescence expense for the three and six months ended June 30, 2021 was $0.9 million and $3.9 million, respectively.

Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting. Refer to Note 5. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions was $1.6 billion and $1.4 billion, respectively, at June 30, 2022 and December 31, 2021.
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
Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value. Goodwill was $578.8 million and $520.6 million, respectively, at June 30, 2022 and December 31, 2021. At December 31, 2021, Assets held for sale include $151.8 million of goodwill related to GeneDx.
Net intangible assets other than goodwill was $1,057.4 million and $911.9 million, including IPR&D of $195.0 million and $590.2 million at June 30, 2022 and December 31, 2021, respectively. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products and IPR&D. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges may occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment.
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
We believe that our estimates and assumptions in testing goodwill and other intangible assets, including IPR&D, for impairment are reasonable and otherwise consistent with assumptions that marketplace participants would use in their estimates of fair value. However, if future results are not consistent with our estimates and assumptions, including as a result of the
COVID-19 global pandemic, then we may be exposed to additional impairment charges, which could be material. Pfizer submitted the initial BLA with the FDA for approval of Somatrogon (hGH-CTP) in the United States and Pfizer received a Complete Response Letter in January 2022. Pfizer and OPKO are evaluating the FDA’s comments and will work with the agency to determine the best path forward for Somatrogon (hGH-CTP) in the United States.
In the first quarter of 2022, we reclassified $590.0 million of IPR&D related to Somatrogon (hGH-CTP) from IPR&D in our Condensed Consolidated Balance Sheet upon the approval of NGENLA (Somatrogon) in Europe and Japan. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years.
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $44.8 million and $25.2 million for the six months ended June 30, 2022 and 2021, respectively.
Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered equity securities as of June 30, 2022 and December 31, 2021 are predominately carried at fair value. Our debt under the Credit Agreement (as defined below) approximates fair value due to the variable rate of interest applicable to such debt.
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
Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At June 30, 2022 and December 31, 2021, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognized all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statement of Operations. Refer to Note 10.
Property, plant and equipment. Property, plant and equipment are recorded at cost or fair value if acquired in a business combination. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under finance leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, and automobiles - 3-5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Assets held under finance leases are included within Property, plant and equipment, net in our Consolidated Balance Sheets and are amortized over the shorter of their useful lives or the expected term of their related leases. Depreciation expense was $5.2 million and $11.0 million for the three and six months ended June 30, 2022, respectively. Depreciation expense was $8.0 million and $15.4 million for three and six months ended June 30, 2021, respectively.
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
We operate in various countries and tax jurisdictions globally.  For interim reporting purposes, we record income taxes based on the expected effective income tax rate, taking into consideration year to date and global forecasted tax results.  For the six months ended June 30, 2022, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
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
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk because the related healthcare programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. On June 30, 2022 and December 31, 2021, receivable balances (net of explicit and implicit price concessions) from Medicare and Medicaid were 12% and 6%, respectively, of our consolidated Accounts receivable, net. On June 30, 2022 and December 31, 2021, receivable balances (net of explicit and implicit price concessions) due directly from states, cities and other municipalities, specifically related to our real-time reverse-transcription polymerase chain reaction (real-time RT-PCR) assay to detect COVID-19, were 3.9% and 4.1% of our consolidated accounts receivable, net, respectively.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At June 30, 2022 and December 31, 2021, receivables due from patients represented approximately 2.3% and 0.7%, respectively, of our consolidated Accounts receivable, net.
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for credit losses was $6.8 million and $1.8 million at June 30, 2022 and December 31, 2021, respectively. The credit loss expense for the three and six months ended June 30, 2022 was $0.1 million and $0.2 million, respectively. The credit loss expense for the three and six months ended June 30, 2021 was $0.3 million and $0.6 million, respectively.
Equity-based compensation. We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits realized from the exercise of stock options as cash flows from operations. For the three and six months ended June 30, 2022 we recorded $4.3 million and $11.9 million, respectively, of equity-based compensation expense. For the three and six months ended June 30, 2021 we recorded $3.5 million and $6.1 million, respectively, of equity-based compensation expense.
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
Foreign currency translation. The financial statements of certain of our foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are generally translated at the rate of exchange to the U.S. dollar on the balance sheet date and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of Other income (expense), net within the Condensed Consolidated Statement of Operations and foreign currency translation gains (losses) have been included as a component of the Condensed Consolidated Statement of Comprehensive Income (Loss). During the three and six months ended June 30, 2022, we recorded $0.8 million and $1.8 million, respectively of transaction losses. During the three and six months ended June 30, 2021, we recorded $(0.4) million and $4.4 million, respectively, of transaction gains and losses.
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

NOTE 4 EARNINGS (LOSS) PER SHARE
Basic income (loss) per share is computed by dividing our net income (loss) by the weighted average number of shares of our Common Stock outstanding during the period. Shares of Common Stock outstanding under the share lending arrangement entered into in conjunction with the 2025 Notes (as defined in Note 7) are excluded from the calculation of basic and diluted earnings per share because the borrower of the shares is required under the share lending arrangement to refund any dividends paid on the shares lent. Refer to Note 7. For diluted earnings per share, the dilutive impact of stock options and warrants is determined by applying the “treasury stock” method. The dilutive impact of the 2033 Senior Notes, the 2023 Convertible Notes and the 2025 Notes (each, as defined and discussed in Note 7) has been considered using the “if converted” method. For periods in which their effect would be antidilutive, no effect is given to Common Stock issuable under outstanding options or warrants or the potentially dilutive shares issuable pursuant to the 2033 Senior Notes, the 2023 Convertible Notes and the 2025 Notes in the dilutive computation.
A total of 56,605,791 and 64,292,882 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the three months ended June 30, 2022, and 2021, respectively, because their inclusion would be antidilutive. A total of 57,016,847 and 69,861,689 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the six months ended June 30, 2022, and 2021, respectively, because their inclusion would be antidilutive. A full presentation of diluted earnings per share has not been provided because the required adjustments to the numerator and denominator resulted in diluted earnings per share equivalent to basic earnings per share.
During the three months ended June 30, 2022, an aggregate of 789,063 options and warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 546,337 shares of Common Stock. Of the 789,063 options and warrants exercised, 242,726 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of such instruments.
During the six months ended June 30, 2022, an aggregate of 844,813 options and warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 602,087 shares of Common Stock. Of the 844,813 options and warrants exercised, 242,726 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of such instruments.
During the three months ended June 30, 2021, an aggregate of 63,625 options or warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 63,625 shares of Common Stock. Of the 63,625 options and warrants exercised, no shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of such instruments.
During the six months ended June 30, 2021, an aggregate of 181,125 options or warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 181,125 shares of Common Stock. Of the 181,125 options and warrants exercised, no shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of such instruments.

NOTE 5 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(In thousands)	June 30, 2022	December 31, 2021
Accounts receivable, net:
Accounts receivable	$165,226	$261,476
Less: allowance for credit losses	(6,801)	(1,839)
	$158,425	$259,637
Inventories, net:
Consumable supplies	$37,054	$39,447
Finished products	42,321	44,107
Work in-process	1,892	1,615
Raw materials	7,256	6,112
Less: inventory reserve	(5,217)	(4,779)
	$83,306	$86,502
Other current assets and prepaid expenses:
Taxes recoverable	$5,442	$5,598
Prepaid expenses	12,324	10,641
Prepaid insurance	7,166	4,383
Other receivables	11,273	353
Other	6,358	6,195
	$42,563	$27,170
Intangible assets, net:
Customer relationships	$311,864	$314,823
Technologies	822,323	246,101
Trade names	49,735	49,770
Covenants not to compete	12,907	12,920
Licenses	5,873	5,766
Product registrations	6,440	6,995
Other	5,755	6,128
Less: accumulated amortization	(352,488)	(320,820)
	$862,409	$321,683
Accrued expenses:
Inventory received but not invoiced	$18,853	$40,446
Commitments and contingencies	12,745	27,819
Employee benefits	34,368	45,939
Contract liabilities	257	258
Clinical trials	4,245	4,867
Contingent consideration	487	487
Finance leases short-term	2,625	2,257
Professional fees	4,116	2,121
Other	50,558	69,299
	$128,254	$193,493

(In thousands)	June 30, 2022	December 31, 2021
Other long-term liabilities:
Contingent consideration	$2,416	$2,350
Mortgages and other debts payable	1,680	2,224
Finance leases long-term	4,588	2,924
Contract liabilities	192	208
Other	7,361	7,356
	$16,237	$15,062

Our intangible assets and goodwill relate principally to our completed acquisitions of OPKO Renal, OPKO Biologics, EirGen, BioReference and ModeX. We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives. The estimated useful lives by asset class are as follows: technologies - 7-17 years, customer relationships - 7-20 years, product registrations - 7-10 years, covenants not to compete - 5 years, trade names - 5-10 years, other 9-13 years. We do not anticipate capitalizing the cost of product registration renewals, rather we expect to expense these costs, as incurred. Our goodwill is not tax deductible for income tax purposes in any jurisdiction in which we operate.
As of December 31, 2021, GeneDx met the held-for-sale accounting criteria and its related assets and liabilities were recognized at the lower of carrying value or fair value less costs to sell in the consolidated balance sheet. In addition, at December 31, 2021, Assets held for sale included $151.8 million of goodwill related to GeneDx.
In the first quarter of 2022, we reclassified $590.0 million of IPR&D related to Somatrogon from IPR&D in our Condensed Consolidated Balance Sheet upon the approval of NGENLA (Somatrogon) in Europe and Japan. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years. Other changes in value of the intangible assets and goodwill during the six months ended June 30, 2022 and 2021 were primarily due to foreign currency fluctuations between the Chilean Peso, and the Euro against the U.S. dollar.
The following table summarizes the changes in Goodwill by reporting unit during the six months ended June 30, 2022.

	2022
(In thousands)	Gross goodwill at January 1	Cumulative impairment at January 1	Acquisitions and dispositions	Foreign exchange and other	Balance at June 30
Pharmaceuticals
CURNA	$4,827	$(4,827)		$—	$—
Rayaldee	86,554	—		(6,652)	79,902
FineTech	11,698	(11,698)		—	—
ModeX	—	—	65,786	—	65,786
OPKO Biologics	139,784	—		—	139,784
OPKO Chile	3,760	—		(301)	3,459
OPKO Health Europe	7,478	—		(589)	6,889
OPKO Mexico	100	(100)		—	—
Transition Therapeutics	3,421	(3,421)		—	—

Diagnostics
BioReference	434,809	—	(151,784)	—	283,025
OPKO Diagnostics	17,977	(17,977)		—	—
	$710,408	$(38,023)	$(85,998)	$(7,542)	$578,845

NOTE 6 ACQUISITIONS AND INVESTMENTS
ModeX Acquisition

On May 9, 2022, the Company entered into the ModeX Merger Agreement, pursuant to which ModeX survived the ModeX Merger as a wholly owned subsidiary of the Company. The Company paid the entirety of the $300.0 million purchase price pursuant to the issuance of the Consideration Shares to the former stockholders of ModeX. The Consideration Shares were valued at $219.4 million, based on the closing price per share of our Common Stock of $2.44 as reported by NASDAQ on the Closing Date. Included in the total purchase price of $221.7 million are $2.3 million of fully vested equity awards.
The following table summarizes the preliminary purchase price allocation and the estimated fair value of the net assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation for the ModeX transaction is preliminary pending completion of the fair value analysis of acquired assets and liabilities:

(in thousands)	ModeX
Current assets
Cash and cash equivalents	$218
Other assets	554
Property, plant and equipment	1,046
IPR&D assets	195,000
Goodwill	65,786
Accounts payable	(202)
Deferred tax liability	(40,740)
Total purchase price	$221,662
Goodwill from the acquisition of ModeX principally relates to intangible assets that do not qualify for separate recognition (for instance, ModeX's assembled workforce) and the deferred tax liability generated as a result of the transaction. Goodwill is not tax deductible for income tax purposes and was assigned to the pharmaceutical reporting segment.
Our IPR&D assets will not be amortized until the underlying development programs are completed. Intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, although IPR&D is required to be tested at least annually until the project is completed or abandoned. Upon obtaining regulatory approval, the IPR&D asset is then accounted for as a finite-lived intangible asset and amortized depending on pattern of future use.
Revenue and Net income (loss) in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2022 includes revenue and net loss of ModeX from the date of acquisition to the six months ended June 30, 2022 of $0.0 million and $1.1 million, respectively.

Investments
The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of June 30, 2022 and December 31, 2021:

(in thousands)	As of June 30, 2022		As of December 31, 2021
Investment type	Investment Carrying Value	Underlying Equity in Net Assets	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$173	$4,822	$263	$3,577
Variable interest entity, equity method	797	2,417	816	3,043
Equity method investments - FV option	100,800		—
Equity securities	1,508		4,226
Equity securities with no readily determinable fair value	5,396		5,408
Warrants and options	11		16
Total carrying value of investments	$108,685		$10,729
Equity method investments
Our equity method investments, other than Sema4 disclosed below, consist of investments in Pharmsynthez (ownership 9%), Cocrystal Pharma, Inc. (“COCP”) (3%), Non-Invasive Monitoring Systems, Inc. (“NIMS”) (1%), Neovasc, Inc. (“Neovasc”) (1%), BioCardia, Inc. (“BioCardia”) (1%), Xenetic Biosciences, Inc. (“Xenetic”) (3%), and LeaderMed Health Group Limited (“LeaderMed”) (47%). The aggregate amount of assets, liabilities, and net losses of these equity method investees as of and for the six months ended June 30, 2022 were $212.4 million, $41.7 million, and $48.6 million, respectively. The aggregate amount of assets, liabilities, and net losses of our equity method investees as of and for the year ended December 31, 2021 were $223.6 million, $37.9 million, and $69.4 million, respectively. We have determined that we and/or our related parties have the ability to exercise significant influence over our equity method investments through our board representation and/or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Condensed Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market prices of their respective shares of common stock and the number of shares held by us as of June 30, 2022 and December 31, 2021 was $1.9 million and $4.5 million, respectively.
Equity method investments - FV option

On April 29, 2022, the Company sold GeneDx to Sema4 in accordance with the terms of the GeneDx Merger Agreement, pursuant to which Sema4 paid to the Company aggregate consideration of $150.0 million in cash (before deduction of transaction expenses and other customary purchase price adjustments), together with the Closing Shares of Sema4 Common Stock. As of June 30, 2022, we held 80 million shares of Sema4’s Class A common stock, representing an approximate 21.2% ownership interest.

Pursuant to the GeneDx Merger Agreement, the Company designated, and Sema4 nominated for election an individual to serve on the board of directors of Sema4, and such nominee was elected by Sema4’s stockholders to serve as a director until Sema4’s 2024 annual meeting of stockholders. As a result, we have determined that the Company or our related parties can exercise significant influence over the investee through our board representation or voting power. However, our influence is restricted by the Sema4 Shareholder Agreement, pursuant to which we have agreed to vote our shares of Sema4 Common Stock in accordance with the recommendation of Sema4’s board of directors for so long as we continue to hold at least 5% of the outstanding shares of Sema4 Common Stock. Our sole ability to influence the policy-making process is through our board representation. However, because we hold only one out of eleven seats on Sema4’s board of directors, our intention is that we will no longer have a designee serving on Sema4’s board of directors upon the expiration of the Sema4 Lock-Up Period. As such, OPKO is not actively participating in the policy-making process of Sema4. We elected to we account for our investment in Sema4 under the equity method fair value option and record gains and losses from changes in fair value in other income (expense), net in our Condensed Consolidated Statement of Operations. For the three and six months ended June 30, 2022, we recognized $71.2 million in net losses for fair value changes in our Sema4 investment.
Investments in Equity Securities
Our equity securities consist of investments in Phio Pharmaceuticals (“Phio”) (ownership 0.01%), VBI Vaccines Inc. (“VBI”) (1%), ChromaDex Corporation (“ChromaDex”) (0.1%), Eloxx Pharmaceuticals, Inc. (“Eloxx”) (1%), and CAMP4 Therapeutics Corporation (“CAMP4”) (2%) and HealthSnap, Inc. (7%). We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of these investments. Accordingly, we account for our investment in these entities as equity securities, and we record changes in the fair value of these investments in Other income (expense) each reporting period when they have readily determinable fair value. Equity securities without a readily determinable fair value are adjusted to fair value when there is an observable price change. Net gains and losses on our equity securities for the six months ended June 30, 2022, and 2021 were as follows:

	For the six months ended June 30
(in thousands)	2022	2021
Equity Securities:
Net gains and losses recognized during the period on equity securities	$(2,718)	$1,408
Less: Net gains realized during the period on equity securities	—	(2,981)
Unrealized net gains and losses recognized during the period on equity securities still held at the reporting date	$(2,718)	$(1,573)
Sales of investments
Gains (losses) included in earnings from sales of our investments are recorded in Other income (expense), net in our Condensed Consolidated Statement of Operations. The cost of securities sold is based on the specific identification method.
Warrants and options
In addition to our equity method investments and equity securities, we hold options to purchase 47 thousand additional shares of BioCardia, all of which were vested as of June 30, 2022 and December 31, 2021, and 33 thousand and 0.7 million to purchase additional shares of COCP and InCellDx, respectively. We recorded the changes in the fair value of the options and warrants in Fair value changes of derivative instruments, net in our Condensed Consolidated Statement of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Condensed Consolidated Balance Sheet. See further discussion of the Company’s options and warrants in Note 9 and Note 10.
Investments in variable interest entities
We have determined that we hold variable interests in LeaderMed and Zebra Biologics, Inc. (“Zebra”). We made this determination as a result of our assessment that they do not have sufficient resources to carry out their principal activities without additional financial support.
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
We own 1,260,000 shares of Zebra Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29% at June 30, 2022). Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a former member of our Board of Directors, is a founder of Zebra and, along with Dr. Frost, serves as a member of Zebra’s Board of Directors.
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
NOTE 7 DEBT
As of June 30, 2022 and December 31, 2021, our debt consisted of the following:

(In thousands)	June 30, 2022	December 31, 2021
2025 Notes	$141,537	$119,360
2023 Convertible Notes	66,889	65,525
2033 Senior Notes	3,050	3,050
JP Morgan Chase	2,867	—
Chilean and Spanish lines of credit	15,351	13,672
Current portion of notes payable	771	1,022
Long term portion of notes payable	1,984	2,642
Total	$232,449	$205,272

Balance sheet captions
Convertible Notes	$211,477	$187,935
Current portion of lines of credit and notes payable	18,989	14,695
LT notes payable included in long-term liabilities	1,984	2,642
Total	$232,449	$205,272

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
In conjunction with the issuance of the 2025 Notes, we agreed to loan up to 30,000,000 shares of our Common Stock to affiliates of the underwriter in order to assist investors in the 2025 Notes to hedge their position. Following consummation of the Exchange, the number of outstanding borrowed shares of Common Stock was reduced by approximately 8,105,175 shares. As of June 30, 2022 and December 31, 2021, a total of 21,144,825 and 21,144,825 shares remained outstanding under the share lending arrangement, respectively. We will not receive any of the proceeds from the sale of the borrowed shares, but we received a one-time nominal fee of $0.3 million for the newly issued shares. Shares of our Common Stock outstanding under the share lending arrangement are excluded from the calculation of basic and diluted earnings per share. See Note 4.
The following table sets forth information related to the 2025 Notes which is included in our Condensed Consolidated Balance Sheet as of June 30, 2022:

(In thousands)	2025 Senior Notes	Discount	Debt Issuance Cost	Total
Balance at December 31, 2021	$144,580	$(22,747)	$(2,473)	$119,360
Amortization of debt discount and debt issuance costs	—	—	534	534
Adoption of ASU 2020-06	$—	$22,747	$(1,104)	$21,643
Balance at June 30, 2022	$144,580	$—	$(3,043)	$141,537
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

In November 2015, BioReference and certain of its subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A. (“CB”), as lender and administrative agent, as amended (the “Credit Agreement”). As amended, the Credit Agreement provides for a $75.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit.

The Credit Agreement is guaranteed by all of BioReference’s domestic subsidiaries and is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base composed of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of June 30, 2022, $53.1 million remained available for borrowing under the Credit Agreement. Principal under the Credit Agreement is due upon maturity on August 30, 2024.

At BioReference’s option, borrowings under the Credit Agreement (other than swingline loans) bear interest at (i) the CB floating rate (defined as the higher of (a) the prime rate and (b) the LIBOR rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) for an interest period of one month plus 2.50%) plus an applicable margin of 0.75% or (ii) the LIBOR rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) plus an applicable margin of 1.75%. Swingline loans will bear interest at the CB floating rate plus the applicable margin. The Credit Agreement also calls for other customary fees and charges, including an unused commitment fee of 0.375% if the average quarterly availability is 50% or more of the revolving commitment, or 0.25% if the average quarterly availability is less than or equal to 50% of the revolving commitments.

As of June 30, 2022 and December 31, 2021, $2.9 million and no amount, respectively, was outstanding under the Credit Agreement.

The Credit Agreement contains customary covenants and restrictions, including, without limitation, covenants that require BioReference and its subsidiaries to maintain a minimum fixed charge coverage ratio if availability under the new credit facility falls below a specified amount and to comply with laws and restrictions on the ability of BioReference and its subsidiaries to incur additional indebtedness or to pay dividends and make certain other distributions to the Company, subject to certain exceptions as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of BioReference to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and execution upon the collateral securing obligations under the Credit Agreement. Substantially all the assets of BioReference and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to the Company, subject to certain exceptions. As of June 30, 2022, BioReference and its subsidiaries had net assets of approximately $680.0 million, which included goodwill of $283.0 million and intangible assets of $195.9 million.

On April 29, 2022, the Credit Agreement was amended to, among other things, (i) waive specified defaults under the Credit Agreement resulting from certain internal reorganization transactions that resulted in both BioReference and GeneDx changing their respective forms of organization from New Jersey corporations to Delaware limited liability companies, (ii) provide for the disposition of GeneDx pursuant to the transactions contemplated by the GeneDx Merger Agreement, (iii) amend certain reporting requirements under the Credit Agreement and (iv) provide that the borrowers under the Credit Agreement may effect certain restricted payments to the extent necessary for their parent entities to pay income tax in respect of income earned by the borrowers.
In addition to the Credit Agreement, we had line of credit agreements with thirteen other financial institutions as of June 30, 2022 and eleven other financial institutions as of December 31, 2021 in the U.S., Chile and Spain. These lines of credit are used primarily as sources of working capital for inventory purchases.
The following table summarizes the amounts outstanding under the BioReference, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings at June 30, 2022	Credit line capacity	June 30, 2022	December 31, 2021
JPMorgan Chase	3.25%	$75,000	$2,867	$—
Itau Bank	5.50%	1,900	1,293	1,603
Bank of Chile	6.60%	2,500	1,452	1,048
BICE Bank	5.50%	2,500	1,499	850
Scotiabank	5.00%	5,500	1,560	567
Santander Bank	5.50%	5,000	2,467	503
Security Bank	5.50%	1,400	2	1,111
Estado Bank	5.50%	4,000	2,682	2,540
BCI Bank	5.00%	2,500	2,400	2,515
Corpbanca	5.00%	—	—	2,935
International Bank	5.50%	1,500	845	—
Consoorcio Bank	5.00%	2,000	1,151	—
Banco De Sabadell	1.75%	522	—	—
Santander Bank	2.15%	522	—	—
Total		$104,844	$18,218	$13,672
For both June 30, 2022 and December 31, 2021, the weighted average interest rate on our lines of credit was approximately 5.4%.

At June 30, 2022 and December 31, 2021, we had notes payable and other debt (excluding the 2033 Senior Notes, the 2023 Convertible Notes, the 2025 Notes, the Credit Agreement and amounts outstanding under lines of credit described above) as follows:

(In thousands)	June 30, 2022	December 31, 2021
Current portion of notes payable	$771	$1,022
Other long-term liabilities	1,984	2,642
Total	$2,755	$3,664
The notes and other debt mature at various dates ranging from 2022 through 2026, bearing variable interest rates from 0.7% up to 3.8%. The weighted average interest rate on the notes and other debt was 1.5% on both June 30, 2022 and December 31, 2021. The notes are partially secured by our office space in Barcelona.

NOTE 8 ACCUMULATED OTHER COMPREHENSIVE LOSS
For the six months ended June 30, 2022, changes in Accumulated other comprehensive loss, net of tax, were as follows:

(In thousands)	Foreign currency translation
Balance at December 31, 2021	$(30,495)
Other comprehensive loss	(18,676)
Balance at June 30, 2022	$(49,171)
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
As of June 30, 2022, we had equity securities and an equity method fair value option (refer to Note 6), forward foreign currency exchange contracts for inventory purchases (refer to Note 10) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreement with BioCardia, we record the related BioCardia options at fair value as well as the warrants from COCP.

Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of June 30, 2022
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$131,658	$—	$—	$131,658
Equity securities	1,508	—	—	1,508
Equity Method - FV option	100,800	—	—	100,800
Common stock options/warrants	—	11	—	11
Forward contracts	—	434	—	434
Total assets	$233,966	$445	$—	$234,411
Liabilities:
Contingent consideration	—	—	2,903	2,903
Total liabilities	$—	$—	$2,903	$2,903

	Fair value measurements as of December 31, 2021
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Equity securities	$4,226	$—	$—	$4,226
Common stock options/warrants	—	16	—	16
Forward contracts	—	122	—	122
Total assets	$4,226	$138	$—	$4,364
Liabilities:
Contingent consideration	—	—	2,837	2,837
Total liabilities	$—	$—	$2,837	$2,837

The carrying amount and estimated fair value of our 2025 Notes, as well as the applicable fair value hierarchy tiers, are contained in the table below. The fair value of the 2025 Notes is determined using inputs other than quoted prices in active markets that are directly observable.

	June 30, 2022
(In thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
2025 Notes	$141,537	$145,163	$—	$145,163	$—
There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.
As of June 30, 2022 and December 31, 2021, the carrying value of our other financial instrument assets approximates their fair value due to their short-term nature or variable rate of interest.
The following table reconciles the beginning and ending balances of our Level 3 assets and liabilities as of June 30, 2022:

June 30, 2022
(In thousands)	Contingent consideration
Balance at December 31, 2021	$2,837
Change in fair value:
Included in results of operations	69
Foreign currency impact	(3)
Balance at June 30, 2022	$2,903
The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to OPKO Diagnostics, CURNA and OPKO Renal transactions. As of June 30, 2022, of the $2.9 million of contingent consideration, $0.5 million was recorded in Accrued expenses and $2.4 million was recorded in Other long-term liabilities. As of December 31, 2021, of the $2.8 million of contingent consideration, $0.5 million was recorded in Accrued expenses and $2.3 million was recorded in Other long-term liabilities. As a result of our execution of the CAMP4 Agreement (as defined in Note 14), we will have to pay a percentage of any payments received under the CAMP4 Agreement to the former CURNA stockholders.

NOTE 10 DERIVATIVE CONTRACTS
The following table summarizes the fair values and the presentation of our derivative financial instruments in the Condensed Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	June 30, 2022	December 31, 2021
Derivative financial instruments:
Common Stock options/warrants	Investments, net	$11	$16
Forward contracts	Unrealized gains on forward contracts are recorded in Other current assets and prepaid expenses. Unrealized (losses) on forward contracts are recorded in Accrued expenses.	$434	$122
We enter into foreign currency forward exchange contracts with respect to the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.
To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At June 30, 2022 and December 31, 2021, our derivative financial instruments did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value of derivative instruments, net in our Condensed Consolidated Statement of Operations. The following table summarizes the losses and gains recorded for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Derivative gain (loss):
Common Stock options/warrants	$(4)	$(26)	$(5)	$(6)
Forward contracts	342	(246)	211	(705)
Total	$338	$(272)	$206	$(711)

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
On April 29, 2022, upon consummation of the GeneDx Transaction, the Company entered into a Transition Services Agreement, dated as of April 29, 2022 (the “Transition Services Agreement”), with GeneDx (now a wholly owned subsidiary of Sema4), pursuant to which OPKO has agreed to provide, at cost, certain customary support services in respect of GeneDx’s business through December 31, 2022, subject to certain limited exceptions, with such services being in order to facilitate the GeneDx Transactions, including human resources, information technology support, and finance and accounting. As of June 30, 2022, the Company had incurred aggregate expenses of $335.3 thousand for services rendered under the Transition Services Agreement, for which the Company has an offsetting receivable of $167.2 thousand payable to the Company by GeneDx in accordance with the terms of the Transition Services Agreement.
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
Dr. Elias Zerhouni, our Vice Chairman and President, sits on the board of directors of Danaher Corporation (“Danaher”). Our subsidiary, BioReference, routinely procures products and services from several subsidiaries of Danaher, including Beckman Coulter, Integrated DNA Technologies Inc., and Leica Microsystems Inc., to which BioReference has paid $1.7 million, $0.1 million, and $0.3 million, respectively, through June 30, 2022.
BioReference purchases and uses certain products acquired from InCellDx, a company in which we hold a 29% minority interest.
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the three and six months ended June 30, 2022, we reimbursed approximately $0 thousand and $30 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives. For the three and six months ended June 30, 2021, we reimbursed approximately $0 thousand and $43 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.
NOTE 12 COMMITMENTS AND CONTINGENCIES
In connection with our acquisitions of CURNA, OPKO Diagnostics and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of June 30, 2022, we recorded $2.9 million as contingent consideration, with $0.5 million recorded within Accrued expenses and $2.4 million recorded within Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Refer to Note 5 and Note 17.
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
As previously reported, BioReference receives and is routinely required to respond to CIDs in the ordinary course of business. On November 26, 2019, BioReference received a CID from the DOJ. The CID stated that the DOJ was investigating whether BioReference paid unlawful remuneration to health care practitioners in violation of the Anti-Kickback Statute or Stark law and thus submitted or caused to be submitted false claims to government health care programs in violation of the False Claims Act. The time period covered by the DOJ’s requests was January 1, 2011 through November 26, 2019. BioReference has fully cooperated with the DOJ by submitting the requested information and making current employees available for interviews, and the DOJ made a presentation to BioReference regarding its position. The parties have reached an agreement on the settlement amount, which is approximately $10 million, excluding attorney fees (refer to Note 17). As of June 30, 2022 and December 31, 2021, $10.5 million and $10.0 million was recorded in Accrued expenses, respectively.

On April 8, 2019, MabVax Therapeutics Holdings, Inc. filed a lawsuit in the Superior Court of California, County of San Diego against a number of individuals and entities, including the Company, Dr. Frost, Steven Rubin, the Company’s Executive Vice President-Administration, and an entity affiliated with Dr. Frost, based on the allegations raised in the SEC Complaint. The lawsuit seeks an award for actual and punitive damages, pre- and post-judgment interest; that the defendants be required to make full disclosure and accounting of their interests and transactions in plaintiff’s securities; costs of the suit, and reasonable attorney’s fees; and such other legal and equitable relief as the Court may deem proper under the circumstances. On January 31, 2022, plaintiffs entered into a confidential mutual release and settlement agreement with the Company, Dr. Frost, Frost Gamma Investment Trust, and Steve Rubin, which has been approved by the United States Bankruptcy Court for the District of Delaware.
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
At June 30, 2022, we were committed to make future purchases for inventory and other items in 2022 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating approximately $197.2 million.

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
The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. For the six months ended June 30, 2022, negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $21.2 million were recognized. Revenue adjustments for the six months ended June 30, 2022 were primarily due to lower COVID-19 test reimbursement estimates. For the six months ended June 30, 2021, positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $28.5 million were recognized. Revenue adjustments for the six months ended June 30, 2021 were primarily due to an increase in COVID-19 test reimbursement estimates.
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
Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of June 30, 2022 and December 31, 2021, we had liabilities of approximately $1.5 million and $5.0 million, respectively, within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.
The composition of revenue from services by payor for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Healthcare insurers	$76,442	$109,084	$172,269	$273,913
Government payers	25,659	57,611	53,263	131,269
Client payers	80,931	225,936	240,021	488,845
Patients	3,772	4,566	7,849	10,122
Total	$186,804	$397,197	$473,402	$904,149
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
We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the three and six months ended June 30, 2022, we recognized $6.2 million and $11.3 million, respectively, in net product revenue from sales of Rayaldee. For the three and six months ended June 30, 2021, we recognized $5.0 million and $10.8 million, respectively, in net product revenue from sales of Rayaldee.
The following table presents an analysis of product sales allowances and accruals for the three and six months ended June 30, 2022 and 2021:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at March 31, 2022	$1,588	$5,282	$2,333	$9,203
Provision related to current period sales	3,411	5,442	308	9,161
Credits or payments made	(3,330)	(4,235)	(1,023)	(8,588)
Balance at June 30, 2022	$1,669	$6,489	$1,618	$9,776

Total gross Rayaldee sales				$15,382
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				60%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2021	$2,014	$5,499	$2,639	$10,152
Provision related to current period sales	6,626	10,311	577	17,514
Credits or payments made	(6,971)	(9,321)	(1,598)	(17,890)
Balance at June 30, 2022	$1,669	$6,489	$1,618	$9,776

Total gross Rayaldee sales				$28,861
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				61%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at March 31, 2021	$1,693	$6,209	$3,487	$11,389
Provision related to current period sales	3,724	7,061	322	11,107
Credits or payments made	(3,716)	(5,684)	(485)	(9,885)
Balance at June 30, 2021	$1,701	$7,586	$3,324	$12,611

Total gross Rayaldee sales				$16,122
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				69%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2020	$2,332	$5,812	$3,593	$11,737
Provision related to current period sales	7,539	12,755	635	20,929
Credits or payments made	(8,170)	(10,981)	(904)	(20,055)
Balance at June 30, 2021	$1,701	$7,586	$3,324	$12,611

Total gross Rayaldee sales				$31,767
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				66%

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

For the three and six months ended June 30, 2022, revenue from transfer of intellectual property and other reflects $2.3 million and $4.5 million of revenue related to the Pfizer Transaction (as defined below) and a $85.0 million regulatory milestone payments from Pfizer due from the commencement of sales from NGENLA (Somatrogon) in Europe and Japan. For the six months ended June 30, 2022, revenue from transfer of intellectual property and other includes $3.0 million related to a sales milestone from VFMCRP (as defined below). For the three and six months ended June 30, 2021, revenue from transfer of intellectual property principally reflects $2.8 million and $5.6 million of revenue, respectively, related to the Pfizer Transaction and a $5.0 million non-refundable upfront payment we have received under the Nicoya Agreement (as defined below).
Contract liabilities relate to cash consideration that OPKO receives in advance of satisfying the related performance obligations. Changes in the contractual liabilities balance during the six months ended June 30, 2022 are as follows:

(In thousands)
Balance at December 31, 2021	$466
Balance at June 30, 2022	449
Revenue recognized in the period from:
Amounts included in contracts liability at the beginning of the period	17
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
For the six months ended June 30, 2022 we recognized a milestone payment of $3.0 million in revenue from transfer of intellectual property and other for the first sale of Rayaldee in Europe.
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
In early 2022, the European Commission and Ministry of Health, Labour and Welfare in Japan approved the next-generation long-acting recombinant human growth hormone NGENLA (Somatrogon), a once-weekly injection to treat pediatric growth hormone deficiency, and we received pricing approvals in Germany and Japan. With the achievement of these milestones, we received $85.0 million in milestone payments during the second quarter of 2022. Further, Canada and Australia approved NGENLA in October and November of 2021, respectively.
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
We recognized the non-refundable $295.0 million upfront payments as revenue as the research and development services were completed and as of both June 30, 2022 and December 31, 2021, we had no contract liabilities related to the Pfizer Transaction.
The Pfizer Transaction includes milestone payments of $275.0 million upon the achievement of certain milestones. The milestones range from $20.0 million to $90.0 million each and are based on achievement of regulatory approval in the U.S. and regulatory approval and price approval in other major markets. The milestone payments will be recognized as revenue in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met. To date, $85.0 million of revenue has been recognized related to the achievement of the milestones.
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
Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2022	2021	2022	2021
Revenue from services:
Pharmaceutical	$—	$—	$—	$—
Diagnostics	186,804	397,197	473,402	904,149
Corporate	—	—	—	—
	$186,804	$397,197	$473,402	$904,149
Revenue from products:
Pharmaceutical	$35,892	$35,663	$72,550	$69,608
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$35,892	$35,663	$72,550	$69,608
Revenue from transfer of intellectual property and other:
Pharmaceutical	$87,197	$9,548	$93,159	$13,816
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$87,197	$9,548	$93,159	$13,816
Operating income (loss):
Pharmaceutical	$55,435	$(13,710)	$37,327	$(32,868)
Diagnostics	(57,543)	30,000	(101,092)	97,014
Corporate	(8,631)	(10,719)	(19,399)	(20,138)
	$(10,739)	$5,571	$(83,164)	$44,008
Depreciation and amortization:
Pharmaceutical	$17,840	$7,007	$33,242	$14,420
Diagnostics	10,155	13,566	22,567	26,141
Corporate	—	—	—	—
	$27,995	$20,573	$55,809	$40,561
Loss from investment in investees:
Pharmaceutical	$(268)	$(67)	$(316)	$(110)
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$(268)	$(67)	$(316)	$(110)
Revenues:
United States	$193,105	$402,291	$484,913	$915,163
Ireland	89,177	12,088	97,638	19,218
Chile	15,804	18,657	32,143	32,809
Spain	5,696	5,437	12,805	11,356
Israel	1,854	724	3,412	3,235
Mexico	4,055	3,039	7,805	5,457
Other	202	172	395	335
	$309,893	$442,408	$639,111	$987,573

(In thousands)	June 30, 2022	December 31, 2021
Assets:
Pharmaceutical	$1,354,058	$1,114,460
Diagnostics	748,165	1,238,583
Corporate	267,379	46,672
	$2,369,602	$2,399,715
Goodwill:
Pharmaceutical	$295,820	$237,576
Diagnostics	283,025	283,025
	$578,845	$520,601

No customer represented more than 10% of our total consolidated revenue during the six months ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, no customer represented more than 10% of our accounts receivable balance.
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
The following table presents the lease balances within the Condensed Consolidated Balance Sheet as of June 30, 2022 and December 31, 2021:

(in thousands)	Classification on the Balance Sheet	June 30, 2022	December 31, 2021
Assets
Operating lease assets	Operating lease right-of-use assets	$42,412	$44,228
Finance lease assets	Property, plant and equipment, net	7,213	5,181

Liabilities
Current
Operating lease liabilities	Current maturities of operating leases	12,122	11,624
Accrued expenses	Current maturities of finance leases	2,625	2,257
Long-term
Operating lease liabilities	Operating lease liabilities	30,876	33,097
Other long-term liabilities	Finance lease liabilities	$4,588	$2,924

Weighted average remaining lease term
Operating leases		6.4 years	7.2 years
Finance leases		3.2 years	2.4 years
Weighted average discount rate
Operating leases		3.7%	4.6%
Finance leases		7.0%	4.8%
The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on our Condensed Consolidated Balance Sheet as of June 30, 2022:

(in thousands)	Operating	Finance
July 1, 2022 through December 31, 2022	$6,322	$1,528
2023	10,399	2,430
2024	7,025	1,829
2025	4,541	1,291
2026	3,654	636
Thereafter	15,493	2
Total undiscounted future minimum lease payments	47,434	7,716
Less: Difference between lease payments and discounted lease liabilities	4,436	503
Total lease liabilities	$42,998	$7,213
Expense under operating leases and finance leases was $8.4 million and $1.9 million, respectively, for the six months ended June 30, 2022, which includes $1.3 million of variable lease costs. Expense under operating leases and finance leases was $9.1 million and $1.1 million, respectively, for the six months ended June 30, 2021, which includes $1.4 million of variable lease costs. Operating lease costs and finance lease costs are included within Operating loss in the Condensed Consolidated Statement of Operations. Short-term lease costs were not material.
Supplemental cash flow information is as follows:

(in thousands)	For the six months ended June 30,
	2022	2021
Operating cash out flows from operating leases	$8,327	$6,484
Operating cash out flows from finance leases	52	45
Financing cash out flows from finance leases	724	769
Total	$9,103	$7,298

NOTE 17 SUBSEQUENT EVENTS
The Company and BioReference entered into (i) a settlement agreement (the “Settlement Agreement”), effective July 14, 2022, with the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services (“OIG-HHS”), and the Defense Health Agency, acting on behalf of the TRICARE Program (collectively, the “United States”), the Commonwealth of Massachusetts (the “Commonwealth”), the State of Connecticut, (“Connecticut”), and the relator identified therein (“Relator”), and (ii) a Corporate Integrity Agreement, effective July 14, 2022 (the “CIA”), with the OIG-HHS, to resolve the investigation and related civil action concerning alleged fee-for-service claims for payment to the Medicare Program, the Medicaid Program, and the TRICARE Program (collectively, the “Federal Health Care Programs”).
Under the Settlement Agreement, the Company and BioReference admitted only to having made payments to certain physicians and physicians’ groups for office space rentals for amounts that exceeded fair market value, and that it did not report or return any such overpayments to the Federal Health Care Programs (the “Covered Conduct”). The Covered Conduct had commenced prior to the Company’s acquisition of BioReference in 2015. With the exception of the Covered Conduct, the Company and BioReference expressly deny the allegations of the Relator as set forth in her civil action. The Company has agreed to pay a total of $10,000,000 plus accrued interest from September 24, 2021 at a rate of 1.5% per annum (the “Settlement Amount”). The Settlement Amount consists of $9,853,958 payable to the United States, $141,041 payable to the Commonwealth and $5,001 payable to Connecticut, in each case plus interest and paid on July 18th, 2022. Conditioned upon payment of the Settlement Amount, the United States, the Commonwealth and Connecticut have agreed to release the Company and BioReference from any civil or administrative monetarily liability arising from the Covered Conduct. Upon payment of the Settlement Amount and the amount due under a separate agreement with the Relator, the Relator has agreed to release the Company and BioReference from any and all claims and potential claims. Further, in consideration of the obligations of the Company and BioReference in the Settlement Agreement and the CIA, the OIG-HHS has agreed to release and refrain from instituting any administrative action seeking to exclude the Company or BioReference from participating in Medicare, Medicaid or other Federal health care programs as a result of the Covered Conduct.
Under the CIA, which has a term of 5 years, BioReference is required to, among other things: (i) maintain a Compliance Officer, a Compliance Committee, board review and oversight of certain federal healthcare compliance matters, compliance programs, and disclosure programs; (ii) provide management certifications and compliance training and education; (iii) establish written compliance policies and procedures to meet federal health care program requirements; (iv) create procedures designed to ensure compliance with the Anti-Kickback Statute and/or Stark Law; (v) engage an independent review organization to conduct a thorough review of BioReference’ s systems, policies, processes and procedures related to certain arrangements; (vi) implement a risk assessment and internal review process; (vii) establish a disclosure program for whistleblowers; and (viii) report or disclose certain events and physician payments. The Company’s or BioReference’s failure to comply with its obligations under the CIA could result in monetary penalties and the exclusion from participation in Federal Health Care Programs. The CIA does not apply to any of the Company’s subsidiaries other than BioReference, and its scope is generally limited to “focus arrangements”, which are those “arrangements” (as defined in the CIA) (i) between BioReference and any actual source or recipient of health care business or referrals and involves, directly or indirectly, the offer, payment, or provision of anything of value, or (ii) is between BioReference and any physician (or a physician’s immediate family member). Most of these measures have already been implemented at BioReference. Following its acquisition of BioReference, the Company and BioReference implemented robust compliance measures that substantially align with those actions required under the CIA.

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
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Health LLC, formerly BioReference Laboratories, Inc. (“BioReference”), one of the nation’s largest full service laboratories with an almost 250-person sales and marketing team to drive growth and leverage new products. Our pharmaceutical business features Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency and a pipeline of products in various stages of development. Our leading product in development is Somatrogon (hGH-CTP), a once-weekly human growth hormone for which we have partnered with Pfizer, Inc. (“Pfizer”) and successfully completed a phase 3 study in August 2019. Regulatory applications for Somatrogon (hGH-CTP) have been submitted to several countries around the world for review. In February 2022, the European Commission granted marketing authorization in the European Union for Somatrogon (hGH-CTP) under the brand name NGENLA® to treat children and adolescents from as young as three years of age with growth disturbance due to insufficient secretion of growth hormone and we received pricing approval in Germany in April 2022. In January 2022, the Ministry of Health, Labour and Welfare in Japan approved NGENLA® (Somatrogon) for the long-term treatment of pediatric patients who have growth failure due to an inadequate secretion of endogenous growth hormone and we received pricing approval in April 2022. In October 2021, Health Canada approved NGENLA® for the long-term treatment of pediatric patients who have growth hormone deficiency, and Australia’s Therapeutic Goods Administration approved NGENLA® for the long-term treatment of pediatric patients with growth disturbance due to insufficient secretion of growth hormone. Pfizer also submitted the initial Biologics License Application (“BLA”) with the FDA for approval of Somatrogon (hGH-CTP) in the United States, and received a Complete Response Letter in January 2022. Pfizer and OPKO are evaluating the FDA’s comments and will work with the agency to determine the best path forward for Somatrogon (hGH-CTP) in the United States. We are incorporated in Delaware, and our principal executive offices are located in leased offices in Miami, Florida.
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

RECENT DEVELOPMENTS
In early 2022, each of the European Commission and the Ministry of Health, Labour and Welfare in Japan approved the next-generation long-acting recombinant human growth hormone NGENLA (Somatrogon), a once-weekly injection to treat pediatric growth hormone deficiency in Europe and Japan, respectively. Further, Canada and Australia approved NGENLA in October and November of 2021, respectively. In April 2022, Pfizer notified OPKO that NGENLA has received pricing approval in Germany and Japan. With the achievement of these milestones, we received $85.0 million in milestone payments during the second quarter of 2022.

On April 29, 2022, the Company consummated the GeneDx Transaction, pursuant to which Sema4 acquired the Company’s former subsidiary, GeneDx. Sema4 paid to the Company aggregate consideration of $150.0 million in cash (before deduction of transaction expenses and other customary purchase price adjustments), together with 80.0 million shares (the “Closing Shares”) of Sema4’s Class A common stock, par value $0.0001 per share (“Sema4 Common Stock”). Additionally, Sema4 has agreed to pay the Company up to an additional $150.0 million, which may be paid in Sema4 Common Stock, cash or a combination thereof in Sema4’s discretion, subject to GeneDx achieving certain revenue targets for the fiscal years ending December 31, 2022 and 2023. GeneDx was formerly part of our diagnostics segment.
On May 9, 2022 (the “Closing Date”), the Company entered into the ModeX Merger Agreement with Merger Sub, ModeX and Gary J. Nabel, solely in his capacity as sellers’ representative, pursuant to which ModeX survived the ModeX Merger as a wholly owned subsidiary of the Company. ModeX is a biotechnology company focused on developing innovative multi-specific immune therapies for cancer and infections diseases and is part of our pharmaceutical segment. The Company paid the entirety of the $300.0 million purchase price pursuant to the issuance of the Consideration Shares of the Company’s Common Stock to the former stockholders of ModeX. The Consideration Shares were valued at $219.4 million, based on the closing price per share of our Common Stock of $2.44 as reported by NASDAQ on the Closing Date. Included in the total purchase price of $221.7 million are $2.3 million of fully vested equity awards.
The following table summarizes the preliminary purchase price allocation and the estimated fair value of the net assets acquired and liabilities assumed on the Closing Date. The purchase price allocation for ModeX is preliminary pending completion of the fair value analysis of acquired assets and liabilities:

(in thousands)	ModeX
Current assets
Cash and cash equivalents	$218
Other assets	554
Property, plant and equipment	1,046
IPR&D assets	195,000
Goodwill	65,786
Accounts payable	(202)
Deferred tax liability	(40,740)
Total purchase price	$221,662

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
Since the pandemic began in the U.S., we have invested in testing capabilities and infrastructure to meet demand for our molecular and antibody testing for COVID-19. Throughout the pandemic, we have managed our company-wide lab operations specimen acquisition, logistics, procurement, customer service, and initiatives to manage our cost structure to match the ever changing COVID-19 testing volumes and to manage efficiency gains in our core clinical lines of business. We anticipate that COVID-19 will continue to impact our business in 2022 and, overall, we expect COVID-19 test demand to continue to decline in 2022 as compared to 2021.
Revenue from services for the six months ended June 30, 2022 decreased by $430.7 million as compared to 2021 due to lower COVID-19 testing volumes. Excluding COVID-19 test volumes, for the six months ended June 30, 2022, routine clinical test volume decreased 26.2% as compared to volumes for the six months ended June 30, 2021.
In March 2022, the U.S. Health Resources and Services Administration (“HRSA”) informed providers that, after March 22, 2022, it would stop accepting claims for testing and treatment for uninsured individuals under the HRSA COVID-19 Uninsured Program and that claims submitted prior to that date would be subject to eligibility and availability of funds. For the six months ended June 30, 2022, revenue for testing of uninsured individuals under the HRSA COVID-19 Uninsured Program represented approximately 5.7% of our COVID-19 testing revenue. As of June 30, 2022, less than 2% of our net accounts receivable was associated with claims for reimbursement for COVID-19 testing of uninsured individuals. Although we believe that our estimates for contractual allowances and patient price concessions are appropriate, actual results could differ from those estimates.
FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021
Our consolidated income (loss) from operations for the three months ended June 30, 2022 and 2021 was as follows:

	For the three months ended June 30,
(In thousands)	2022	2021	Change	% Change
Revenues:
Revenue from services	$186,804	$397,197	$(210,393)	(53)%
Revenue from products	35,892	35,663	229	1%
Revenue from transfer of intellectual property and other	87,197	9,548	77,649	813%
Total revenues	309,893	442,408	(132,515)	(30)%
Costs and expenses:
Cost of revenue	194,311	292,908	(98,597)	(34)%
Selling, general and administrative	101,464	113,236	(11,772)	(10)%
Research and development	17,254	18,222	(968)	(5)%
Contingent Consideration	175	(103)	278	(270)%
Amortization of intangible assets	22,793	12,574	10,219	81%
Gain on sale of assets	(15,365)	—	(15,365)	(100)%
Total costs and expenses	320,632	436,837	(116,205)	(27)%
Income (loss) from operations	(10,739)	5,571	(16,310)	(293)%
Diagnostics

	For the three months ended June 30,
(In thousands)	2022	2021	Change	% Change
Revenues
Revenue from services	$186,804	$397,197	$(210,393)	(53)%
Total revenues	186,804	397,197	(210,393)	(53)%
Costs and expenses:
Cost of revenue	171,841	267,806	(95,965)	(36)%
Selling, general and administrative	78,980	87,809	(8,829)	(10)%
Research and development	2,780	4,023	(1,243)	(31)%
Amortization of intangible assets	6,111	7,559	(1,448)	(19)%
Gain of sale of assets	(15,365)	—	(15,365)	(100)%
Total costs and expenses	244,347	367,197	(122,850)	(33)%
Income (loss) from operations	(57,543)	30,000	(87,543)	(292)%
Revenue. Revenue from services for the three months ended June 30, 2022 decreased by approximately $210.4 million compared to the three months ended June 30, 2021. The decrease in revenue for the three months ended June 30, 2022 reflects lower demand for COVID-19 testing and lower COVID-19 reimbursement of $162.5 million and $24.3 million, respectively. BioReference performed 0.9 million molecular tests for COVID-19 and 0.1 million serology antibody tests during the three months ended June 30, 2022, which represented 30.7% of total volume for that period. In comparison, the three months ended June 30, 2021 included 2.8 million molecular tests for COVID-19 and 0.2 million serology antibody tests. The reduction in reimbursement reflects an increase in utilization of antigen point of care diagnostic tests as well as a change in the mix of customers which have varying contract prices depending on the level of services we provide.
Clinical test reimbursement increased $4.5 million as a result of the mix of testing ordered. Partially offsetting the increase in clinical reimbursement was a decrease in clinical test volume of $10.9 million. Furthermore, as a result of the GeneDx Transaction during April 2022, genomic test revenues decreased by $17.2 million.
Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. For the three months ended June 30, 2022, negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $23.2 million were recognized. Revenue adjustments for the three months ended June 30, 2022 were primarily due to lower COVID-19 test reimbursement estimates. For the three months ended June 30, 2021, positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $0.5 million were recognized. Revenue adjustments for the three months ended June 30, 2022 were primarily due to an increase improvement in COVID-19 test reimbursement estimates.
The composition of revenue from services by payor for the three months ended June 30, 2022 and 2021 was as follows:

	Three months ended June 30,
(In thousands)	2022	2021
Healthcare insurers	$76,442	$109,084
Government payers	25,659	57,611
Client payers	80,931	225,936
Patients	3,772	4,566
Total	$186,804	$397,197
Client payors include cities, states and companies for which BioReference provides COVID-19 testing services.
Cost of revenue. Cost of revenue for the three months ended June 30, 2022 decreased $96.0 million compared to the three months ended June 30, 2021. Cost of revenue decreased primarily due to a decline in the volume of COVID-19 tests performed during the three months ended June 30, 2022 compared to 2021. Cost of revenue for the three months ended June 30, 2022 also decreased due to changes in the test mix during the period. Cost of revenue also decreased by $13.9 million as a result of the GeneDx Transaction in April 2022.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2022 and 2021 were $79.0 million and $87.8 million, respectively. Selling, general and administrative expenses in our diagnostics segment decreased primarily due to the GeneDx Transaction, which was partially offset by increases in our investment in our commercial digital organization resulting in higher professional fees, and personnel expenses. During the three months ended June 30, 2022, and continuing into July 2022, we have worked to revise BioReference’s strategic focus areas and limit the continuing investment in our commercial and digital health areas to align with our smaller base of operations.
Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Three months ended June 30,
	2022	2021
External expenses:
PMA studies	$—	$31
Research and development employee-related expenses	2,233	2,742
Other internal research and development expenses	547	1,250
Total research and development expenses	$2,780	$4,023

The decrease in research and development expenses for the three months ended June 30, 2022 resulted primarily related to the development of clinical services at BioReference and as a result of the GeneDx Transaction.
Amortization of intangible assets. Amortization of intangible assets was $6.1 million and $7.6 million, respectively, for the three months ended June 30, 2022 and 2021. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Amortization expense declined during the three months ended June 30, 2022 due to the GeneDx Transaction in April 2022 and due to acquired intangible assets becoming fully amortized.
Gain on sale of assets. Gain on sale of assets was $15.4 million for the three months ended June 30, 2022 due to the GeneDx Transaction in April 2022.

Pharmaceuticals

	For the three months ended June 30,
(In thousands)	2022	2021	Change	% Change
Revenues:
Revenue from products	$35,892	$35,663	$229	1%
Revenue from transfer of intellectual property and other	87,197	9,548	77,649	813%
Total revenues	123,089	45,211	77,878	172%
Costs and expenses:
Cost of revenue	22,470	25,111	(2,641)	(11)%
Selling, general and administrative	13,518	14,120	(602)	(4)%
Research and development	14,809	14,778	31	—%
Contingent Consideration	175	(103)	278	(270)%
Amortization of intangible assets	16,682	5,015	11,667	233%
Total costs and expenses	67,654	58,921	8,733	15%
Income (loss) from operations	55,435	(13,710)	69,145	(504)%

Revenue. The increase in revenue from products for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily attributable to an increase in sales of Rayaldee, which was partially offset by a decrease in sales at OPKO Chile primarily due to foreign exchange fluctuations. Revenue from sales of Rayaldee for the three months ended June 30, 2022 and 2021 was $6.2 million and $5.0 million, respectively. Revenue from transfer of intellectual property and other for the three months ended June 30, 2022 reflects $85.0 million of milestone payments from Pfizer in the second quarter of 2022 due to the commencement of sales of NGENLA in Europe and Japan. Revenue from transfer of intellectual property for the three months ended June 30, 2021 includes a $5.0 million non-refundable upfront payment under the license agreement with Nicoya Therapeutics.
Cost of revenue. Cost of revenue for the three months ended June 30, 2022 decreased $2.6 million compared to the three months ended June 30, 2021 primarily due to due to changes in product mix during the period, foreign exchange fluctuations at our international operating companies and lower Rayaldee costs per unit.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2022 and 2021 were $13.5 million and $14.1 million, respectively. The decrease in selling, general and administrative expenses was primarily due to a decrease in employee-related expenses from Rayaldee. Selling, general and administrative expenses for the pharmaceutical segment for the three months ended June 30, 2022 and 2021 included equity-based compensation expense of $0.3 million and $0.4 million, respectively.
Research and development expenses. Research and development expenses for the three months ended June 30, 2022 and 2021 were $14.8 million and $14.8 million, respectively. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.
The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Three months ended June 30,
	2022	2021
External expenses:
Manufacturing expense for biological products	$2,070	$912
Phase III studies	2,200	2,660
Post-marketing studies	—	22
Earlier-stage programs	3,113	4,841
Research and development employee-related expenses	6,774	4,927
Other internal research and development expenses	652	1,430
Third-party grants and funding from collaboration agreements	—	(14)
Total research and development expenses	$14,809	$14,778

The increase in research and development expenses for the three months ended June 30, 2022 was primarily due to higher employee related-expenses as a result of our ModeX acquisition and its related development programs as well as higher CMC costs on Somatrogon (hGH-CTP) . Ongoing expenses on the Somatrogon (hGH-CTP) program support open label extension studies that will continue until market launch of Somatrogon (hGH-CTP) in certain countries, as well as the preparation of applications for marketing approvals. Research and development expenses for the pharmaceutical segment for the three months ended June 30, 2022 and 2021 included equity-based compensation expense of $0.6 million and $0.3 million, respectively.
Contingent consideration. Contingent consideration for the three months ended June 30, 2022 and 2021 was $0.2 million of expense and $0.1 million reversal of expense, respectively. Contingent consideration for the three months ended June 30, 2022 and 2021 was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal, and potential amounts payable to former stockholders of OPKO Renal in connection therewith, pursuant to our acquisition agreement in March 2013.
Amortization of intangible assets. Amortization of intangible assets was $16.7 million and $5.0 million, respectively, for the three months ended June 30, 2022 and 2021. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. In the first quarter of 2022, we reclassified $590.2 million of IPR&D related to Somatrogon (hGH-CTP) from IPR&D in our Condensed Consolidated Balance Sheet upon the approval of NGENLA (Somatrogon) in Europe and Japan. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years.

Corporate

	For the three months ended June 30,
(In thousands)	2022	2021	Change	% Change
Costs and expenses:
Cost of revenue	$—	$(9)	$9	(100)%
Selling, general and administrative	8,966	11,307	(2,341)	(21)%
Research and development	(335)	(579)	244	(42)%
Total costs and expenses	8,631	10,719	(2,088)	(19)%
Loss from operations	(8,631)	(10,719)	2,088	(19)%
Operating loss for our unallocated corporate operations for the three months ended June 30, 2022 and 2021 was $8.6 million and $10.7 million, respectively, and principally reflect general and administrative expenses incurred in connection with our corporate operations. The decrease in operating loss for our unallocated corporate operations for the three months ended June 30, 2022 was due to a decrease in professional fees incurred.
Other
Interest income. Interest income for the three months ended June 30, 2022 and 2021 was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the three months ended June 30, 2022 and 2021 was $3.1 million and $4.9 million, respectively. Interest expense was principally related to interest incurred on the 2025 Notes, the 2023 Convertible Notes, the 2033 Senior Notes, and BioReference’s outstanding debt under the Credit Agreement. The decrease in interest expense was primarily due to the impact of the adoption of ASU 2020-06 on the 2025 Notes. Due to the adoption of ASU 2020-06, interest expense decreased due to the elimination of the discount created by recognizing a component of convertible debt in equity. Refer to Note 7.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the three months ended June 30, 2022 and 2021, was $0.3 million reversal of expense and $0.3 million of expense, respectively. Derivative expense for the three months ended June 30, 2022 and 2021 was principally related to the change in fair value on foreign currency forward exchange contracts at OPKO Chile.
Other income (expense), net. Other income (expense), net for the three months ended June 30, 2022 and 2021 was $73.0 million and $(11.8) million, respectively. Other income (expense), net for the three months ended June 30, 2022, includes $71.2 million of expense due to the decrease in the fair value of our Sema4 investment. Other expense for the three months ended June 30, 2021 primarily consisted of a $11.1 million non-cash loss related to the exchange of $55.4 million in outstanding 2025 Notes.

Income tax benefit (provision). Our income tax benefit (provision) for the three months ended June 30, 2022 and 2021 was $(15.1) million and $(4.8) million, respectively, and reflects quarterly results using our expected effective tax rate.  For the three months ended June 30, 2022, the tax rate differed from the U.S. federal statutory rate of 21% primarily due the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and operating results in tax jurisdictions which do not result in a tax benefit.
Loss from investments in investees. We have made investments in certain early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses. Loss from investments in investees was $268 thousand and $67 thousand for the three months ended June 30, 2022 and 2021, respectively.

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
Our consolidated income (loss) from operations for the six months ended June 30, 2022 and 2021 is as follows:

	For the six months ended June 30,
(In thousands)	2022	2021	Change	% Change
Revenues:
Revenue from services	$473,402	$904,149	$(430,747)	(48)%
Revenue from products	72,550	69,608	2,942	4%
Revenue from transfer of intellectual property and other	93,159	13,816	79,343	574%
Total revenues	639,111	987,573	(348,462)	(35)%
Costs and expenses:
Cost of revenue	438,187	656,414	(218,227)	(33)%
Selling, general and administrative	219,000	225,522	(6,522)	(3)%
Research and development	35,566	37,537	(1,971)	(5)%
Contingent Consideration	69	(1,059)	1,128	(107)%
Amortization of intangible assets	44,818	25,151	19,667	78%
Gain of sale of assets	(15,365)	—	(15,365)	(100)%
Total costs and expenses	722,275	943,565	(221,290)	(23)%
Income (loss) from operations	(83,164)	44,008	(127,172)	(289)%
Diagnostics

	For the six months ended June 30,
(In thousands)	2022	2021	Change	% Change
Revenues
Revenue from services	$473,402	$904,149	$(430,747)	(48)%
Revenue from transfer of intellectual property and other	—	—	—	—%
Total revenues	473,402	904,149	(430,747)	(48)%
Costs and expenses:
Cost of revenue	393,048	607,233	(214,185)	(35)%
Selling, general and administrative	173,936	177,127	(3,191)	(2)%
Research and development	9,002	7,654	1,348	18%
Amortization of intangible assets	13,873	15,121	(1,248)	(8)%
Gain of sale of assets	(15,365)	—	(15,365)	(100)%
Total costs and expenses	574,494	807,135	(232,641)	(29)%
Income (loss) from operations	(101,092)	97,014	(198,106)	(204)%

Revenue. Revenue from services for the six months ended June 30, 2022 decreased by approximately $430.7 million compared to the six months ended June 30, 2021. The decrease in revenue for the six months ended June 30, 2022 reflects lower demand for COVID-19 testing and lower COVID-19 reimbursement of $326.5 million and $50.8 million, respectively. BioReference performed 2.9 million molecular tests for COVID-19 and 0.2 million serology antibody tests during the six months ended June 30, 2022, which represented 41.7% of total volume for that period. In comparison, the six months ended June 30, 2021 included 6.9 million molecular tests for COVID-19 and 0.4 million serology antibody tests. The reduction in reimbursement reflects an increase in utilization of antigen point of care diagnostic tests as well as a change in the mix of customers which have varying contract prices depending on the level of services we provide.
For the six months ended June 30, 2022, clinical test volume and clinical test reimbursement decreased $9.0 million and $40.2 million, respectively, as a result of the mix of testing ordered. Furthermore, as a result of the GeneDx Transaction in April 2022, genomic test revenues decreased by $4.2 million.

Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. For the six months ended June 30, 2022, negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $21.2 million were recognized. Revenue adjustments for the six months ended June 30, 2022 were primarily due to lower COVID-19 test reimbursement estimates. For the six months ended June 30, 2021, positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $28.5 million were recognized. Revenue adjustments for the six months ended June 30, 2021 were primarily due to an increase in COVID-19 test reimbursement estimates.
The composition of Revenue from services by payor for the six months ended June 30, 2022 and 2021 was as follows:

	Six months ended June 30,
(In thousands)	2022	2021
Healthcare insurers	$172,269	$273,913
Government payers	53,263	131,269
Client payers	240,021	488,845
Patients	7,849	10,122
Total	$473,402	$904,149
Client payors include cities, states and companies for which BioReference provides COVID-19 testing services.
Cost of revenue. Cost of revenue for the six months ended June 30, 2022 decreased $214.2 million compared to the six months ended June 30, 2021. Cost of revenue decreased primarily due to a decline in the volume of COVID-19 tests performed during the six months ended June 30, 2022 compared to 2021. Cost of revenue for the six months ended June 30, 2022 also decreased due to changes in the test mix during the period. Cost of revenue also decreased by $11.4 million as a result of the GeneDx Transaction in April 2022.
Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2022 and 2021 were $173.9 million and $177.1 million, respectively. Selling, general and administrative expenses in our diagnostics segment decreased primarily due to revising BioReference’s strategic focus areas and limiting the continuing investment in our commercial and digital health areas to align with our smaller base of operations, as well as decreased expenses due to the GeneDx Transaction during the second quarter of 2022.
Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Six months ended June 30,
	2022	2021
External expenses:
PMA studies	$—	$31
Research and development employee-related expenses	7,159	4,936
Other internal research and development expenses	1,843	2,687
Total research and development expenses	$9,002	$7,654
The increase in research and development expenses for the six months ended June 30, 2022 resulted primarily related to the development of clinical and genomics testing services at BioReference.
Amortization of intangible assets. Amortization of intangible assets was $13.9 million and $15.1 million, respectively, for the six months ended June 30, 2022 and 2021. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Amortization expense declined during the six months ended June 30, 2022 due to the GeneDx Transaction in April 2022 and due to acquired intangible assets becoming fully amortized.
Gain on sale of assets. Gain on sale of assets for the six months ended June 30, 2022, was $15.4 million due to the sale of GeneDx Transaction in April 2022.

Pharmaceuticals

	For the six months ended June 30,
(In thousands)	2022	2021	Change	% Change
Revenues:
Revenue from products	$72,550	$69,608	$2,942	4%
Revenue from transfer of intellectual property and other	93,159	13,816	79,343	574%
Total revenues	165,709	83,424	82,285	99%
Costs and expenses:
Cost of revenue	45,139	49,201	(4,062)	(8)%
Selling, general and administrative	25,129	27,525	(2,396)	(9)%
Research and development	27,100	30,595	(3,495)	(11)%
Contingent Consideration	69	(1,059)	1,128	(107)%
Amortization of intangible assets	30,945	10,030	20,915	209%
Total costs and expenses	128,382	116,292	12,090	10%
loss from operations	37,327	(32,868)	70,195	(214)%

Revenue. The increase in revenue from products for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily attributable to an increase in sales of Rayaldee, which was partially offset by a decrease in sales at OPKO Chile primarily due to foreign exchange fluctuations. Revenue from sales of Rayaldee for the six months ended June 30, 2022 and 2021 was $11.3 million and $10.8 million, respectively. Revenue from transfer of intellectual property and other for the six months ended June 30, 2022 reflect $85.0 million of milestone payments from Pfizer in the second quarter of 2022 due to the commencement of sales of NGENLA in Europe and Japan. Revenue from transfer of intellectual property for the six months ended June 30, 2021 includes a $5.0 million non-refundable upfront payment under the license agreement with Nicoya Therapeutics.
Cost of revenue. Cost of revenue for the six months ended June 30, 2022 decreased $4.1 million compared to the six months ended June 30, 2021 primarily due to changes in the product mix during the period, foreign exchange fluctuations at our international operating companies and lower Rayaldee costs per unit in addition to a decrease in lower volume compared to the prior period . This was partially offset by a $2.7 million inventory reserve charge for Rayaldee recognized for the six months ended June 30, 2021.
Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2022 and 2021 were $25.1 million and $27.5 million, respectively. The decrease in selling, general and administrative expenses was primarily due to a decrease in legal expenses and selling expenses related to Rayaldee. Selling, general and administrative expenses for the pharmaceutical segment for the six months ended June 30, 2022 and 2021 included equity-based compensation expense of $0.7 million and $0.7 million, respectively.
Research and development expenses. Research and development expenses for the six months ended June 30, 2022 and 2021 were $27.1 million and $30.6 million, respectively. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Six months ended June 30,
	2022	2021
External expenses:
Manufacturing expense for biological products	$3,319	$2,479
Phase III studies	4,832	5,011
Post-marketing studies	12	27
Earlier-stage programs	5,714	10,034
Research and development employee-related expenses	11,953	10,255
Other internal research and development expenses	1,270	2,813
Third-party grants and funding from collaboration agreements	—	(24)
Total research and development expenses	$27,100	$30,595

The decrease in research and development expenses for the six months ended June 30, 2022 was primarily due to a decrease in research and development expenses for Somatrogon (hGH-CTP). Ongoing expenses on the Somatrogon (hGH-CTP) program support open label extension studies that will continue until market launch of Somatrogon (hGH-CTP) in certain countries, as well as the preparation of applications for marketing approvals. Partially offsetting the decrease in Somatrogon (hGH-CTP) spend are costs related to our ModeX acquisition and its related development programs. Research and development expenses for the pharmaceutical segment for the six months ended June 30, 2022 and 2021 included equity-based compensation expense of $0.9 million and $0.7 million, respectively.
Contingent consideration. Contingent consideration for the six months ended June 30, 2022 and 2021 was $0.1 million of expense and $1.1 million reversal of expense, respectively. Contingent consideration for the six months ended June 30, 2022 and 2021 was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal, and potential amounts payable to former stockholders of OPKO Renal in connection therewith, pursuant to our acquisition agreement in March 2013.
Amortization of intangible assets. Amortization of intangible assets was $30.9 million and $10.0 million, respectively, for the six months ended June 30, 2022 and 2021. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. In the first quarter of 2022, we reclassified $590.2 million of IPR&D related to Somatrogon (hGH-CTP) from IPR&D in our Condensed Consolidated Balance Sheet upon the approval of NGENLA (Somatrogon) in Europe and Japan. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years.
Corporate

	For the six months ended June 30,
(In thousands)	2022	2021	Change	% Change
Costs and expenses:
Cost of revenue	$—	$(20)	$20	(100)%
Selling, general and administrative	19,935	20,870	(935)	(4)%
Research and development	(536)	(712)	176	(25)%
Total costs and expenses	19,399	20,138	(739)	(4)%
Loss from operations	(19,399)	(20,138)	739	(4)%

Operating loss for our unallocated corporate operations for the six months ended June 30, 2022 and 2021 was $19.4 million and $20.1 million, respectively, and principally reflect general and administrative expenses incurred in connection with our corporate operations. The decrease in operating loss for our unallocated corporate operations for the six months ended June 30, 2022 was driven by a decrease in legal and professional fees.

Other
Interest income. Interest income for the six months ended June 30, 2022 and 2021 was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the six months ended June 30, 2022 and 2021 was $5.7 million and $10.3 million, respectively. Interest expense was principally related to interest incurred on the 2025 Notes, the 2023 Convertible Notes, the 2033 Senior Notes, and BioReference’s outstanding debt under the Credit Agreement. The decrease in interest expense was primarily due to the impact of the adoption of ASU 2020-06 on the 2025 Notes. Due to the adoption of ASU 2020-06, interest expense decreased due to the elimination of the discount created by recognizing a component of convertible debt in equity. Refer to Note 7.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the six months ended June 30, 2022 and 2021, were $0.2 million reversal of expense and $0.7 million of expense, respectively. Derivative expense for the six months ended June 30, 2022 and 2021, was principally related to the change in fair value on foreign currency forward exchange contracts at OPKO Chile.
Other income (expense), net. Other income (expense), net for the six months ended June 30, 2022 and 2021, was $74.4 million and $12.7 million of expense, respectively. Other income (expense), net for the six months ended June 30, 2022, includes a $71.2 million of expense due to the decrease in the fair value of our Sema4 investment. Other expense for the six months ended June 30, 2021 primarily consisted of an $11.1 million non-cash loss related to the exchange of $55.4 million outstanding 2025 Notes. Furthermore, other income (expense) for the six months ended June 30, 2022 decreased from the comparable period due to foreign currency transaction gains (losses) recognized during the period.

Income tax benefit (provision). Our income tax benefit (provision) for the six months ended June 30, 2022 and 2021 was $6.2 million and $(5.3) million, respectively, and reflects quarterly results using our expected effective tax rate.  For the six months ended June 30, 2022, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to a $22.0 million discrete benefit resulting from reduced tax rates that will be applicable to existing foreign deferred tax liabilities, as well as the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and operating results in tax jurisdictions which do not result in a tax benefit.
Loss from investments in investees. We have made investments in certain early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses. Loss from investments in investees was $0.3 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2022, we had cash and cash equivalents of approximately $210.5 million. Cash used in operations of $31.3 million for the six months ended June 30, 2022 principally reflects general and administrative expenses related to our corporate operations and research and development activities. Cash used in investing activities for the six months ended June 30, 2022 primarily reflects capital expenditures of $10.6 million. Cash provided by financing activities of $4.4 million primarily reflects net borrowings on our lines of credit. We have historically not generated sustained positive cash flow sufficient to offset our operating and other expenses, and our primary sources of cash have been from the public and private placement of equity, the issuance of the 2033 Senior Notes, 2023 Convertible Notes and 2025 Notes and credit facilities available to us.
On April 28, 2022, the Company consummated the GeneDx Transaction. Sema4 paid to the Company aggregate consideration of $150 million in cash (before deduction of transaction expenses and other customary purchase price adjustments), together with the Closing Shares. Additionally, Sema4 has agreed to pay the Company the Milestone Consideration, subject to GeneDx achieving certain revenue targets. Based on the closing stock price of Sema4 as of April 29, 2022, the total upfront consideration represents approximately $322 million, and the total aggregate consideration including the potential Milestone Consideration is approximately $447 million. We recognized a gain of $15.4 million on the GeneDx Transaction during the second quarter of 2022.
On May 9, 2022, the Company entered into the ModeX Merger Agreement with Merger Sub, ModeX and Gary J. Nabel, solely in his capacity as sellers’ representative, pursuant to which ModeX survived the ModeX Merger as a wholly owned subsidiary of the Company. The Company paid the entirety of the $300.0 million purchase price pursuant to the issuance of the Consideration Shares of the Company’s Common Stock to the former stockholders of ModeX. The Consideration Shares were valued at $219.4 million, based on the closing price per share of our Common Stock of $2.44 as reported by NASDAQ on the Closing Date.
In April 2022, Pfizer notified OPKO that NGENLA (Somatrogon), a once-weekly injection to treat pediatric growth hormone deficiency, has received pricing approval in Germany and Japan. NGENLA was granted marketing authorization by the Ministry of Health, Labour and Welfare in Japan and by the European Commission in January and February of this year, respectively. With the achievement of these milestones, we received $85.0 million in milestone payments during the second quarter of 2022.
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
As of June 30, 2022, the total commitments under our Credit Agreement with CB and our lines of credit with financial institutions in Chile and Spain were $82.3 million, of which $18.2 million was drawn as of June 30, 2022. At June 30, 2022, the weighted average interest rate on these lines of credit was approximately 5.4%. These lines of credit are short-term and are used primarily as a source of working capital. The highest aggregate principal balance at any time outstanding during the six months ended June 30, 2022 was $20.5 million. We intend to continue to draw under these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
The Credit Agreement provides for a $75.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. The Credit Agreement matures on August 30, 2024 and is guaranteed by all of BioReference’s domestic subsidiaries, subject to certain exceptions. The Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, subject to certain exceptions, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base composed of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of June 30, 2022, $53.1 million remained available for borrowing under the Credit Agreement.
In connection with our agreements with Pfizer, VFMCRP, Nicoya and CAMP4, we are eligible to receive various milestone payments and royalty considerations. Under the terms of the Pfizer Agreement, we are eligible to receive up to an additional $275.0 million upon the achievement of certain regulatory milestones, including $85 million of milestone payments we received during the second quarter of 2022. In addition, we are eligible to receive initial tiered royalty payments associated with the commercialization of Somatrogon for adult GHD with percentage rates ranging from the high teens to mid-twenties. Upon the launch of Somatrogon for pediatric GHD in certain major markets, the royalties will transition to regional, tiered gross profit sharing for both Somatrogon and Pfizer’s Genotropin®. Under the terms of the VFMCRP Agreement, we are entitled to receive up to an additional $17 million in regulatory milestones and $207 million in milestone payments tied to launch, pricing and sales of Rayaldee, including a $3.0 million milestone payment we recognized during the six months ended June 30, 2022 upon the first sale of Rayaldee in Europe. In addition, we are eligible to receive tiered, double-digit royalty payments. Under the terms of the Nicoya Agreement, we received an initial upfront payment of $5 million and are eligible to receive an additional $5 million upon the first to occur of (A) a predetermined milestone and (B) the first anniversary of the effective date. We are also eligible to receive up to an additional aggregate amount of $115 million upon the achievement of certain development, regulatory and sales-based milestones by Nicoya for the Nicoya Product in the Nicoya Territory. We will also receive tiered, double digit royalty payments at rates in the low double digits on net product sales within the Nicoya Territory and in the Nicoya Field. Under the terms of the CAMP4 Agreement, we received an initial upfront payment of $1.5 million and we are eligible to receive up to $3.5 million in development milestone payments for Dravet syndrome products, and $4 million for non-Dravet syndrome products, as well as sales milestones of up to $90 million for Dravet syndrome products and up to $90 million for non-Dravet syndrome products.
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
We believe that the cash and cash equivalents on hand at June 30, 2022 and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements, and the timing of those requirements, will depend on a number of factors, including the evolving impact of the COVID-19 pandemic on our business, the approval and success of our products in development, particularly our long acting Somatrogon for which we have received approval in Europe, Japan, Australia and Canada, submitted for approval in the U.S. and received a Complete Response Letter in January 2022, the approval and success of Somatrogon outside the United States, including in Europe, Japan, Australia and Canada, the commercial success of Rayaldee, including from the recent launch of Rayaldee by Vifor and in other territories expected in 2022, BioReference’s financial performance, possible acquisitions and dispositions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and results of government investigations, payor claims, and legal proceedings that may arise, including, without limitation class action and derivative litigation to which we are subject, and our ability to obtain insurance coverage for such claims. We have historically not generated sustained positive cash flow and if we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions or reduce our marketing or sales efforts or cease operations.
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
The following table provides information as of June 30, 2022, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	Remaining six months ending December 31, 2022	2023	2024	2025	2026	Thereafter	Total
Open purchase orders	$191,641	$5,564	$—	$—	$—	$—	$197,205
Operating leases	6,532	10,554	6,508	4,087	3,128	12,189	42,998
Finance leases	1,322	2,278	1,738	1,248	626	1	7,213
2033 Senior Notes, 2025 and 2023 Convertible Notes	—	69,939	—	141,537	—	—	211,476
Mortgages and other debts payable	1,391	814	472	255	—	—	2,932
Lines of credit	18,218	—	—	—	—	—	18,218
Interest commitments	4,844	6,955	6,528	571	—	—	18,898
Total	$223,948	$96,104	$15,246	$147,698	$3,755	$12,190	$498,940
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There were no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that have had a material impact on our Condensed Consolidated Financial Statements and related notes.
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
At June 30, 2022, we had cash and cash equivalents of $210.5 million. The weighted average interest rate related to our cash and cash equivalents for the six months ended June 30, 2022 was less than 1%. As of June 30, 2022, the principal outstanding balances under BioReference’s Credit Agreement with CB and our Chilean and Spanish lines of credit was $18.2 million in the aggregate at a weighted average interest rate of approximately 5.4%.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes to the Company’s Internal Control Over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period, covered by this Quarterly Report on Form 10-Q, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022.
See Note 12 to the interim unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for information regarding the status of legal proceedings involving the Company, which information is incorporated by reference herein.

Item 1A. Risk Factors
Except as set forth in this Item 1A, there have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
If OPKO’s subsidiary, BioReference, fails to comply with the terms of its Corporate Integrity Agreement (“CIA”), it could be subjected to monetary penalties or the exclusion from participation in the Medicare Program, the Medicaid Program and the TRICARE Program (“Federal Health Care Programs”).
The Company and BioReference entered into a five-year CIA with the Office of Inspector General of the Department of Health and Human Services (“OIG-HHS”), effective as of July 14, 2022, concurrent with the execution of a settlement agreement with the United States, acting through the United States Department of Justice and on behalf of the OIG-HHS. The CIA imposes certain compliance, auditing (including by an independent review organization), self-reporting and training requirements with which BioReference must comply. If the Company fails to comply with the terms of the CIA, it could be subject to monetary penalties and/or exclusion from participation in Federal Health Care Programs. Any such suspension, exclusion or termination could result in the revocation or termination of contracts and/or licenses and potentially have a material adverse effect on the results of BioReference’s operations. The imposition of monetary penalties and/or termination of contracts with respect to BioReference could adversely affect the Company’s profitability and financial condition. The CIA does not apply to any of the Company’s subsidiaries other than BioReference, and its scope is generally limited to “focus arrangements”, which are those “arrangements” (as defined in the CIA) (i) between BioReference and any actual source or recipient of health care business or referrals and involves, directly or indirectly, the offer, payment, or provision of anything of value, or (ii) is between BioReference and any physician (or a physician’s immediate family member). Most of the compliance, auditing (including by an independent review organization), self-reporting and training requirements have already been implemented at BioReference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 2.1*
Agreement and Plan of Merger, dated as of May 9, 2022, by and among the Company, ModeX Therapeutics, Inc., Orca Acquisition Sub, Inc. and Gary J. Nabel, solely in the capacity of a representative of the stockholders (filed as Exhibit 2.1 to the Company’s Current Report on Form 8‑K filed with the SEC on May 13, 2022 and incorporated by reference herein).

Exhibit 10.1
Waiver Under and Amendment No. 1 to Amended and Restated Credit Agreement, dated as of April 29. 2022, by and among BioReference Health LLC, GeneDx, LLC, the other subsidiary borrowers and loan parties thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s current Report on Form 8-K filed with the SEC on May 4, 2022 and incorporated by reference herein).

Exhibit 10.2**
Lock-up and Voting Agreement, dated as of May 9, 2022, by and among the Company, Dr. Phillip Frost, Dr. Jane Hsiao and Frost Gamma Investments Trust (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2022 and incorporated by reference herein).

Exhibit 10.3**
Offer Letter, dated May 9, 2022, by and between the Company and Dr. Zerhouni (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2022 and incorporated by reference herein).

Exhibit 10.4**
Offer Letter, dated May 9, 2022, by and between the Company and Dr. Nabel (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2022 and incorporated by reference herein).

Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2022.

Exhibit 31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2022.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2022.

Exhibit 32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2022.

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

*    Pursuant to Item 601(a)(5) of Regulation S-K, schedules and similar attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise disclosed in such exhibit. The Company will supplementally provide a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission or its staff upon request.
**    Management contract or compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2022	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President and Chief Financial
Officer