Form 10-Q
period 2022-09-30
OPKO HEALTH, INC.
filed 2022-11-08
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022.
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

As of October 31, 2022, the registrant had 772,685,879 shares of Common Stock outstanding.

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

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$180,838	$134,710
Accounts receivable, net	123,188	259,637
Inventory, net	71,429	86,502
Other current assets and prepaid expenses	38,516	27,170
Assets held for sale	—	314,994
Total current assets	413,971	823,013
Property, plant and equipment, net	79,949	79,727
Intangible assets, net	835,136	321,683
In-process research and development	195,000	590,200
Goodwill	573,499	520,601
Investments	77,804	10,729
Operating lease right-of-use assets	39,790	44,228
Other assets	9,636	9,534
Total assets	$2,224,785	$2,399,715
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$49,748	$82,040
Accrued expenses	112,015	193,493
Current maturities of operating leases	11,535	11,624
Current portion of convertible notes	70,632	—
Liabilities associated with assets held-for-sale	—	28,156
Current portion of lines of credit and notes payable	23,342	14,695
Total current liabilities	267,272	330,008
Operating lease liabilities	29,005	33,097
Long term portion of convertible notes	141,815	187,935
Deferred tax liabilities	135,073	148,487
Other long-term liabilities, principally contract liabilities, contingent consideration and lines of credit	22,552	15,062
Total long-term liabilities	328,445	384,581
Total liabilities	595,717	714,589
Equity:
Common Stock - $0.01 par value, 1,000,000,000 shares authorized; 781,341,231 and 690,082,283 shares issued at September 30, 2022 and December 31, 2021, respectively	7,814	6,901
Treasury Stock - 8,655,082 shares at September 30, 2022 and December 31, 2021, respectively	(1,791)	(1,791)
Additional paid-in capital	3,418,763	3,222,487
Accumulated other comprehensive loss	(58,026)	(30,495)
Accumulated deficit	(1,737,692)	(1,511,976)
Total shareholders’ equity	1,629,068	1,685,126
Total liabilities and equity	$2,224,785	$2,399,715
The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Revenue from services	$142,856	$340,163	$616,259	$1,244,312
Revenue from products	32,388	36,882	104,938	106,490
Revenue from transfer of intellectual property and other	4,500	8,768	97,659	22,585
Total revenues	179,744	385,813	818,856	1,373,387
Costs and expenses:
Cost of service revenue	128,182	223,193	521,221	830,428
Cost of product revenue	20,263	20,764	65,410	69,943
Selling, general and administrative	79,674	105,120	298,675	330,643
Research and development	18,792	18,306	54,359	55,843
Contingent consideration	(754)	(497)	(685)	(1,556)
Amortization of intangible assets	21,407	12,609	66,225	37,760
Gain on sale of assets	—	(31,508)	(15,365)	(31,508)
Total costs and expenses	267,564	347,987	989,840	1,291,553
Operating income (loss)	(87,820)	37,826	(170,984)	81,834
Other income and (expense), net:
Interest income	667	9	838	21
Interest expense	(3,017)	(4,290)	(8,754)	(14,572)
Fair value changes of derivative instruments, net	446	1,283	652	571
Other expense, net	(36,651)	(3,356)	(111,091)	(16,067)
Other expense, net	(38,555)	(6,354)	(118,355)	(30,047)
Income (loss) before income taxes and investment losses	(126,375)	31,472	(289,339)	51,787
Income tax benefit (provision)	40,327	(2,680)	46,524	(7,993)
Net income (loss) before investment losses	(86,048)	28,792	(242,815)	43,794
Loss from investments in investees	(43)	(53)	(359)	(163)
Net income (loss)	$(86,091)	$28,739	$(243,174)	$43,631
Income (loss) per share, basic and diluted:
Income (loss) per share	$(0.11)	$0.04	$(0.34)	$0.07
Weighted average common shares outstanding, basic and diluted	750,396,263	651,843,074	708,121,980	646,710,240

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(86,091)	$28,739	$(243,174)	$43,631
Other comprehensive loss, net of tax:
Change in foreign currency translation and other comprehensive loss	(8,855)	(9,991)	(27,531)	(15,698)
Comprehensive income (loss)	$(94,946)	$18,748	$(270,705)	$27,933

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)
For the three and nine months ended September 30, 2022

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at June 30, 2022	780,591,681	$7,806	(8,655,082)	$(1,791)	$3,413,556	$(49,171)	$(1,651,601)	$1,718,799
Equity-based compensation expense	—	—	—	—	3,390	—	—	3,390
Exercise of common stock options and warrants	27,750	1	—	—	(464)	—	—	(463)
ModeX Acquisition	721,800	7	—	—	2,281	—	—	2,288
Net loss	—	—	—	—	—	—	(86,091)	(86,091)
Other comprehensive loss	—	—	—	—	—	(8,855)	—	(8,855)
Balance at September 30, 2022	781,341,231	$7,814	(8,655,082)	$(1,791)	$3,418,763	$(58,026)	$(1,737,692)	$1,629,068

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2021	690,082,283	$6,901	(8,655,082)	$(1,791)	$3,222,487	$(30,495)	$(1,511,976)	$1,685,126
Equity-based compensation expense	—	—	—	—	15,315	—	—	15,315
Exercise of common stock options and warrants	629,837	7	—	—	(695)	—	—	(688)
Adoption of ASU 2020-06	—	—	—	—	(39,100)	—	17,458	(21,642)
ModeX Acquisition	90,629,111	906	—	—	220,756	—	—	221,662
Net loss	—	—	—	—	—	—	(243,174)	(243,174)
Other comprehensive loss	—	—	—	—	—	(27,531)	—	(27,531)
Balance at September 30, 2022	781,341,231	$7,814	(8,655,082)	$(1,791)	$3,418,763	$(58,026)	$(1,737,692)	$1,629,068

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)
For the three and nine months ended September 30, 2021

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at June 30, 2021	689,817,971	$6,898	(8,655,082)	$(1,791)	$3,214,351	$(9,932)	$(1,466,941)	$1,742,585
Equity-based compensation expense	—	—	—	—	3,822	—	—	3,822
Exercise of common stock options and warrants	178,687	2	—	—	410	—	—	412
Net income	—	—	—	—	—	—	28,739	28,739
Other comprehensive loss	—	—	—	—	—	(9,991)	—	(9,991)
Balance at September 30, 2021	689,996,658	$6,900	(8,655,082)	$(1,791)	$3,218,583	$(19,923)	$(1,438,202)	$1,765,567

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2020	670,585,576	$6,706	(549,907)	$(1,791)	$3,152,694	$(4,225)	$(1,481,833)	$1,671,551
Equity-based compensation expense	—	—	—	—	9,929	—	—	9,929
Exercise of common stock options and warrants	359,812	4	—	—	875	—	—	879
2025 convertible notes	19,051,270	190	(8,105,175)	—	55,085	—	—	55,275
Net income	—	—	—	—	—	—	43,631	43,631
Other comprehensive loss	—	—	—	—	—	(15,698)	—	(15,698)
Balance at September 30, 2021	689,996,658	$6,900	(8,655,082)	$(1,791)	$3,218,583	$(19,923)	$(1,438,202)	$1,765,567

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(243,174)	$43,631
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	82,195	59,525
Non-cash interest	2,057	7,164
Amortization of deferred financing costs	863	603
Losses from investments in investees	359	163
Equity-based compensation – employees and non-employees	15,315	9,929
Realized loss (gain) on disposal of fixed assets and sales of equity securities	(814)	(35,484)
Loss on conversion of the 2025 Notes	—	11,111
Change in fair value of equity securities and derivative instruments	104,126	1,919
Change in fair value of contingent consideration	(685)	(1,556)
Gain on sale of GeneDx	(15,365)	—
Deferred income tax benefit	(48,883)	2,378
Changes in assets and liabilities:
Accounts receivable, net	130,052	27,934
Inventory, net	11,314	14,254
Other current assets and prepaid expenses	(3,977)	(13,738)
Other assets	211	1,015
Accounts payable	(25,000)	(4,746)
Foreign currency measurement	10,541	2,382
Contract liabilities	(73)	(13,016)
Accrued expenses and other liabilities	(82,631)	(65,687)
Net cash (used in) provided by operating activities	(63,569)	43,980
Cash flows from investing activities:
Proceeds from sale of investments	—	8,079
Proceeds from sale of GeneDx	115,423	—
Acquisition of businesses, net of cash	228	(4,000)
Proceeds from the sale of property, plant and equipment	1,501	65,975
Capital expenditures	(18,242)	(25,426)
Net cash provided by investing activities	98,910	44,628
Cash flows from financing activities:
Debt issuance costs	—	(188)
Proceeds from the exercise of common stock options	(688)	879
Borrowings on lines of credit	893,548	1,326,641
Repayments of lines of credit	(880,033)	(1,338,515)
Net cash provided by (used in) financing activities	12,827	(11,183)
Effect of exchange rate changes on cash and cash equivalents	(2,040)	(163)
Net increase in cash and cash equivalents	46,128	76,388
Cash and cash equivalents at beginning of period	134,710	72,211
Cash and cash equivalents at end of period	$180,838	$148,599
SUPPLEMENTAL INFORMATION:
Interest paid	$7,019	$8,386
Income taxes paid, net of refunds	$4,471	$5,509
Non-cash financing:
Shares issued upon the conversion of:
2025 Convertible Notes	$—	$68,775
Common stock options and warrants, surrendered in net exercise	$1,182	$—
Issuance of common stock for acquisition of ModeX	$221,662	$—
Fair value of shares included in consideration from Sema4	$172,000	$—

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 BUSINESS AND ORGANIZATION
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Health, LLC, formerly known as BioReference Laboratories, Inc. (“BioReference”), one of the nation’s largest full service laboratories with an 180-person sales and marketing team to drive growth and leverage new products. Our pharmaceutical business features Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency and a pipeline of products in various stages of development. Our leading product in development is Somatrogon (hGH-CTP), a once-weekly human growth hormone for which we have partnered with Pfizer, Inc. (“Pfizer”) and successfully completed a phase 3 study in August 2019. Regulatory applications for Somatrogon (hGH-CTP) have been submitted to the applicable regulatory bodies for review in several countries around the world. In February 2022, the European Commission granted marketing authorization in the European Union for Somatrogon (hGH-CTP) under the brand name NGENLA® to treat children and adolescents from as young as three years of age with growth disturbance due to insufficient secretion of growth hormone, and recently granted pricing approval in Germany. In January 2022, the Ministry of Health, Labour and Welfare in Japan approved NGENLA® (Somatrogon) for the long-term treatment of pediatric patients who have growth failure due to an inadequate secretion of endogenous growth hormone and we recently received pricing approval. In October 2021, Health Canada approved NGENLA® for the long-term treatment of pediatric patients who have growth hormone deficiency, and Australia’s Therapeutic Goods Administration approved NGENLA® for the long-term treatment of pediatric patients with growth disturbance due to insufficient secretion of growth hormone. Pfizer submitted the initial Biologics License Application (“BLA”) with the FDA for approval of Somatrogon (hGH-CTP) in the United States and received a Complete Response Letter. Pfizer and OPKO are evaluating the FDA’s comments and will work with the agency to determine the best path forward for Somatrogon (hGH-CTP) in the United States. We are incorporated in Delaware, and our principal executive offices are located in leased offices in Miami, Florida.
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
On May 9, 2022 (the “Closing Date”), the Company entered into an Agreement and Plan of Merger (the “ModeX Merger Agreement”) with Orca Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), ModeX Therapeutics, Inc., a Delaware corporation (“ModeX”) and Gary J. Nabel, solely in his capacity as sellers’ representative, pursuant to which Merger Sub merged with and into ModeX (the “ModeX Merger”), with ModeX surviving the ModeX Merger as a wholly owned subsidiary of the Company. The Company paid the entirety of the $300.0 million purchase price pursuant to the issuance of an aggregate of 89,907,310 shares (the “Consideration Shares”) of the Company’s common stock, par value $0.01 per share (“Common Stock”), to the former stockholders of ModeX (the “Selling Stockholders”), of which 10% of such shares were deposited in a twelve-month escrow for purposes of satisfying the potential indemnity obligations of the Selling Stockholders under the ModeX Merger Agreement. Additionally, the Company issued equity awards to ModeX employees in an amount equal to $12.4 million, which was deducted from the consideration payable on the Closing Date. If any of such awards are forfeited or otherwise remain unvested on the four-year anniversary of the Closing Date, up to $2.6 million shares of Common Stock (valued at the same price used for determining the number of Consideration Shares issuable upon consummation of the ModeX Merger) may be distributed pro rata to ModeX’s former stockholders in respect of such forfeited or unvested awards. Shares of Common Stock with respect to such potential distribution have been escrowed and will remain escrowed for such four-year period. For accounting purposes, the shares were valued at $221.7 million, based on the closing price per share of our Common Stock of $2.44 as reported by NASDAQ Global Select Market (“NASDAQ”) on the Closing Date.
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
In connection with the transactions contemplated by the GeneDx Merger Agreement, on January 14, 2022, the Company entered into a Shareholder Agreement (the “Sema4 Shareholder Agreement”) with Sema4, pursuant to which the Company has agreed to, among other things, be subject to a lock-up period with respect to its shares of Sema4 Common Stock, which expires on April 29, 2023 with respect to the Closing Shares, and, if earned and received, would extend for periods of one-year and six-months from the date of issuance of such shares in respect of the first and second potential Milestone Consideration payments, respectively.
Pursuant to the GeneDx Merger Agreement, the Company designated, and Sema4 nominated for election an individual to serve on the board of directors of Sema4, and such nominee was elected by Sema4’s stockholders to serve as a director until Sema4’s 2024 annual meeting of stockholders. In addition, the Company has further agreed to certain standstill provisions whereby, subject to certain exceptions, it is obligated to refrain from taking certain actions with respect to the Sema4 Common Stock. The Company has also agreed to vote its shares of Sema4 Common Stock in accordance with the recommendations of Sema4’s board of directors for so long as it continues to hold at least 5% of the outstanding shares of Sema4 Common Stock. Further, Sema4 has also granted the Company certain customary shelf, piggyback and demand registration rights that require Sema4 to register the shares of the Company’s shares of Sema4 Common Stock for resale under the Securities Act. OPKO does not intend to have a designee serving on Sema4’s board of directors upon the expiration of the lock-up period applicable to the Company’s shares of Sema4 Common Stock. Therefore, OPKO is not actively participating in the policy-making process of Sema4.
As of December 31, 2021, GeneDx met the held-for-sale accounting criteria and, its related assets and liabilities are classified as held for sale in the consolidated balance sheet. GeneDx was included in our diagnostics segment as of December 31, 2021.

NOTE 2 IMPACT OF COVID-19 AND FOREIGN EXCHANGE RATES

Impact of COVID-19
We continue to be a part of the coordinated public and private sector response to SARS-CoV-2, a novel strain of coronavirus, referred to as COVID-19. There continues to be a high level of uncertainty relating to how the pandemic will evolve, how governments and consumers will react, and whether the pandemic will have a longer-term effect on the healthcare industry and patient habits. BioReference is providing COVID-19 solutions, including diagnostic molecular testing and serology antibody testing, to meet the testing needs of its customers, including physicians, health systems, long-term care facilities, governments, schools, employers, professional sports teams and entertainment venues, as well as the general public through relationships with retail pharmacy chains.
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
Revenue from services for the nine months ended September 30, 2022 decreased by $628.1 million as compared to 2021 due to lower COVID-19 testing volumes. Excluding COVID-19 test volumes, for the nine months ended September 30, 2022, routine clinical test volume decreased 2.2% as compared to volumes for the nine months ended September 30, 2021.
In March 2022, the U.S. Health Resources and Services Administration ("HRSA") informed providers that, after March 22, 2022, it would stop accepting claims for testing and treatment for uninsured individuals under the HRSA COVID-19 Uninsured Program and that claims submitted prior to that date would be subject to eligibility and availability of funds. For the nine months ended September 30, 2022, revenue for testing of uninsured individuals under the HRSA COVID-19 Uninsured Program represented approximately 5.4% of our COVID-19 testing revenue.
Foreign Currency Exchange Rates
Approximately 22.0% of revenue for the nine months ended September 30, 2022, and approximately 7.3% of revenue for the nine months ended September 30, 2021, were denominated in currencies other than the U.S. Dollar (USD). Our financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting the consolidated financial results. In the third quarter of 2022 and the year ended December 31, 2021, the most significant currency exchange rate exposures were the Euro and Chilean Peso. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $54.6 million and $27.1 million at September 30, 2022 and December 2021, respectively.
We are subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. We limit foreign currency transaction risk through hedge transactions with foreign currency forward contracts. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date. At September 30, 2022, we had 127 open foreign exchange forward contracts relating to inventory purchases on letters of credit with various amounts maturing monthly through October 2022 with a notional value totaling approximately $7.2 million. At December 31, 2021, we had 33 open foreign exchange forward contracts relating to inventory purchases on letters of credit with various amounts maturing monthly through January 2022 with a notional value totaling approximately $2.6 million.
NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments or adjustments otherwise disclosed herein) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the nine months ended September 30, 2022 are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2022 or any other future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which are used in our testing laboratories. Inventory obsolescence expense for the three and nine months ended September 30, 2022 was $3.0 million and $4.0 million, respectively. Inventory obsolescence expense for the three and nine months ended September 30, 2021 was $1.3 million and $5.3 million, respectively.
Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting. Refer to Note 5. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions was $1.6 billion and $1.4 billion, respectively, at September 30, 2022 and December 31, 2021.
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
Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value. Goodwill was $573.5 million and $520.6 million, respectively, at September 30, 2022 and December 31, 2021. At December 31, 2021, Assets held for sale include $151.8 million of goodwill related to GeneDx.
Net intangible assets other than goodwill was $1.0 billion and $0.9 billion on September 30, 2022 and December 31, 2021, respectively, including IPR&D of $195.0 million on September 30, 2022 and $590.2 million on December 31, 2021. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products and IPR&D. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges may occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment.
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
We believe that our estimates and assumptions in testing goodwill and other intangible assets, including IPR&D, for impairment are reasonable and otherwise consistent with assumptions that marketplace participants would use in their estimates of fair value. Based on the current financial performance of our diagnostic segment, if future results are not consistent with our estimates and assumptions, then we may be exposed to impairment charges, which could be material. In our pharmaceutical segment, Pfizer submitted the initial BLA with the FDA for approval of Somatrogon (hGH-CTP) in the United States, and Pfizer received a Complete Response Letter in January 2022. Pfizer and OPKO are evaluating the FDA’s comments and will work with the agency to determine the best path forward for Somatrogon (hGH-CTP) in the United States. If we are unable to get approval for Somatrogon (hGH-CTP) in the United States, then we may be exposed to impairment charges, which could be material.
In the first quarter of 2022, we reclassified $590.2 million of IPR&D related to Somatrogon (hGH-CTP) from IPR&D in our Condensed Consolidated Balance Sheet upon the approval of NGENLA (Somatrogon) in Europe and Japan. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years.
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $66.2 million and $37.8 million for the nine months ended September 30, 2022 and 2021, respectively.
Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered equity securities as of September 30, 2022 and December 31, 2021 are predominately carried at fair value. Our debt under the Credit Agreement (as defined below) approximates fair value due to the variable rate of interest applicable to such debt.
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
Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At September 30, 2022 and December 31, 2021, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognized all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statement of Operations. Refer to Note 10.
Property, plant and equipment. Property, plant and equipment are recorded at cost or fair value if acquired in a business combination. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under finance leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, and automobiles - 3-5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Assets held under finance leases are included within Property, plant and equipment, net in our Consolidated Balance Sheets and are amortized over the shorter of their useful lives or the expected term of their related leases. Depreciation expense was $5.0 million and $16.0 million for the three and nine months ended September 30, 2022, respectively. Depreciation expense was $6.4 million and $21.8 million for three and nine months ended September 30, 2021, respectively.
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
We operate in various countries and tax jurisdictions globally.  For interim reporting purposes, we record income taxes based on the expected effective income tax rate, taking into consideration year to date and global forecasted tax results.  For the nine months ended September 30, 2022, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
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
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk because the related healthcare programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. On September 30, 2022 and December 31, 2021, receivable balances (net of explicit and implicit price concessions) from Medicare and Medicaid were 14% and 6%, respectively, of our consolidated Accounts receivable, net. On September 30, 2022 and December 31, 2021, receivable balances (net of explicit and implicit price concessions) due directly from states, cities and other municipalities, specifically related to our real-time reverse-transcription polymerase chain reaction (real-time RT-PCR) assay to detect COVID-19, were 2.7% and 4.1% of our consolidated accounts receivable, net, respectively.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At September 30, 2022 and December 31, 2021, receivables due from patients represented approximately 2.8% and 0.7%, respectively, of our consolidated Accounts receivable, net.
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for credit losses was $6.4 million and $1.8 million at September 30, 2022 and December 31, 2021, respectively. The credit loss expense for the three and nine months ended September 30, 2022 was $57.9 thousand and $241.5 thousand, respectively. The credit loss expense for the three and nine months ended September 30, 2021 was $29.3 thousand and $636.1 thousand, respectively.
Equity-based compensation. We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits realized from the exercise of stock options as cash flows from operations. For the three and nine months ended September 30, 2022 we recorded $3.4 million and $15.3 million, respectively, of equity-based compensation expense. For the three and nine months ended September 30, 2021 we recorded $3.8 million and $9.9 million, respectively, of equity-based compensation expense.
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
Foreign currency translation. The financial statements of certain of our foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are generally translated at the rate of exchange to the U.S. dollar on the balance sheet date and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of Other income (expense), net within the Condensed Consolidated Statement of Operations and foreign currency translation gains (losses) have been included as a component of the Condensed Consolidated Statement of Comprehensive Income (Loss). During the three and nine months ended September 30, 2022, we recorded $5.8 million and $7.6 million, respectively, of transaction losses. During the three and nine months ended September 30, 2021, we recorded $1.1 million and $5.6 million, respectively, of transaction losses.
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
A total of 55,304,353 and 57,508,233 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the three months ended September 30, 2022, and 2021, respectively, because their inclusion would be antidilutive. A total of 56,529,876 and 64,515,129 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2022, and 2021, respectively, because their inclusion would be antidilutive. A full presentation of diluted earnings per share has not been provided because the required adjustments to the numerator and denominator resulted in diluted earnings per share equivalent to basic earnings per share.
During the three months ended September 30, 2022, an aggregate of 27,750 options and 937,836 restricted stock units to purchase shares of our Common Stock were exercised, resulting in the issuance of 749,550 shares of Common Stock. Of the 965,586 options and restricted stock units exercised, 216,036 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of such instruments.
During the nine months ended September 30, 2022, an aggregate of 211,187 options and 1,599,212 restricted stock units to purchase shares of our Common Stock were exercised, resulting in the issuance of 1,351,637 shares of Common Stock. Of the 1,810,399 options and restricted stock units exercised, 458,762 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of such instruments.
During the three months ended September 30, 2021, an aggregate of 178,687 options to purchase shares of our Common Stock were exercised, resulting in the issuance of 178,687 shares of Common Stock. Of the 178,687 options exercised, no shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of such instruments.
During the nine months ended September 30, 2021, an aggregate of 358,812 options to purchase shares of our Common Stock were exercised, resulting in the issuance of 358,812 shares of Common Stock. Of the 358,812 options exercised, no shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of such instruments.

NOTE 5 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(In thousands)	September 30, 2022	December 31, 2021
Accounts receivable, net:
Accounts receivable	$129,576	$261,476
Less: allowance for credit losses	(6,388)	(1,839)
	$123,188	$259,637
Inventories, net:
Consumable supplies	$30,211	$39,447
Finished products	37,188	44,107
Work in-process	2,580	1,615
Raw materials	6,417	6,112
Less: inventory reserve	(4,967)	(4,779)
	$71,429	$86,502
Other current assets and prepaid expenses:
Taxes recoverable	$5,161	$5,598
Prepaid expenses	9,785	10,641
Prepaid insurance	7,331	4,383
Other receivables	9,899	353
Other	6,340	6,195
	$38,516	$27,170
Intangible assets, net:
Customer relationships	$309,758	$314,823
Technologies	812,118	246,101
Trade names	49,713	49,770
Covenants not to compete	12,897	12,920
Licenses	5,969	5,766
Product registrations	6,119	6,995
Other	5,483	6,128
Less: accumulated amortization	(366,921)	(320,820)
	$835,136	$321,683
Accrued expenses:
Inventory received but not invoiced	$13,545	$40,446
Commitments and contingencies	1,647	27,819
Employee benefits	45,124	45,939
Contract liabilities	257	258
Clinical trials	4,073	4,867
Contingent consideration	—	487
Finance leases short-term	2,580	2,257
Professional fees	1,630	2,121
Other	43,159	69,299
	$112,015	$193,493

(In thousands)	September 30, 2022	December 31, 2021
Other long-term liabilities:
Contingent consideration	$1,671	$2,350
Mortgages and other debts payable	8,970	2,224
Finance leases long-term	4,350	2,924
Contract liabilities	136	208
Other	7,425	7,356
	$22,552	$15,062

Our intangible assets and goodwill relate principally to our completed acquisitions of OPKO Renal, OPKO Biologics, EirGen, BioReference and ModeX. We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives. The estimated useful lives by asset class are as follows: technologies - 7-17 years, customer relationships - 5-20 years, product registrations - 7-10 years, covenants not to compete - 5 years, trade names - 5-10 years, other 9-13 years. We do not anticipate capitalizing the cost of product registration renewals, rather we expect to expense these costs, as incurred. Our goodwill is not tax deductible for income tax purposes in any jurisdiction in which we operate.
As of December 31, 2021, GeneDx met the held-for-sale accounting criteria and its related assets and liabilities were recognized at the lower of carrying value or fair value less costs to sell in the consolidated balance sheet. In addition, at December 31, 2021, Assets held for sale included $151.8 million of goodwill related to GeneDx.
In the first quarter of 2022, we reclassified $590.2 million of IPR&D related to Somatrogon (hGH-CTP) from IPR&D in our Condensed Consolidated Balance Sheet upon the approval of NGENLA (Somatrogon (hGH-CTP)) in Europe and Japan. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years. Other changes in value of the intangible assets and goodwill during the nine months ended September 30, 2022 and 2021 were primarily due to foreign currency fluctuations between the Chilean Peso, and the Euro against the U.S. dollar.
The following table summarizes the changes in Goodwill by reporting unit during the nine months ended September 30, 2022.

	2022
(In thousands)	Gross goodwill at January 1	Cumulative impairment at January 1	Acquisitions and dispositions	Foreign exchange and other	Balance at September 30
Pharmaceuticals
CURNA	$4,827	$(4,827)	$—	$—	$—
Rayaldee	86,554	—	—	(11,509)	75,045
FineTech	11,698	(11,698)	—	—	—
ModeX	—	—	65,865	—	65,865
OPKO Biologics	139,784	—	—	—	139,784
OPKO Chile	3,760	—	—	(440)	3,320
OPKO Health Europe	7,478	—	—	(1,018)	6,460
OPKO Mexico	100	(100)	—	—	—
Transition Therapeutics	3,421	(3,421)	—	—	—

Diagnostics
BioReference	434,809	—	(151,784)	—	283,025
OPKO Diagnostics	17,977	(17,977)	—	—	—
	$710,408	$(38,023)	$(85,919)	$(12,966)	$573,499

NOTE 6 ACQUISITIONS AND INVESTMENTS
ModeX Acquisition

On May 9, 2022, the Company entered into the ModeX Merger Agreement, pursuant to which ModeX survived the ModeX Merger as a wholly owned subsidiary of the Company. The Company paid the entirety of the $300.0 million purchase price pursuant to the issuance of the Consideration Shares to the former stockholders of ModeX. The Consideration Shares were valued at $221.7 million, based on the closing price per share of our Common Stock of $2.44 as reported by NASDAQ on the Closing Date. Included in the total purchase price of $221.7 million are $2.3 million of fully vested equity awards.
The following table summarizes the preliminary purchase price allocation and the estimated fair value of the net assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation for the ModeX transaction is preliminary pending completion of the fair value analysis of acquired assets and liabilities:

(in thousands)	ModeX
Current assets
Cash and cash equivalents	$228
Other assets	554
Property, plant and equipment	1,046
IPR&D assets	195,000
Goodwill	65,865
Accounts payable	(291)
Deferred tax liability	(40,740)
Total purchase price	$221,662
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
Net loss in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2022 includes $4.6 million net loss of ModeX from the date of acquisition.

Investments
The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of September 30, 2022 and December 31, 2021:

(in thousands)	As of September 30, 2022		As of December 31, 2021
Investment type	Investment Carrying Value	Underlying Equity in Net Assets	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$141	$2,623	$263	$3,577
Variable interest entity, equity method	786	1,920	816	3,043
Equity method investments - FV option	70,240		—
Equity securities	1,227		4,226
Equity securities with no readily determinable fair value	5,389		5,408
Warrants and options	21		16
Total carrying value of investments	$77,804		$10,729
Equity method investments
Our equity method investments, other than Sema4 disclosed below, consist of investments in Pharmsynthez (ownership 9%), Cocrystal Pharma, Inc. (“COCP”) (3%), Non-Invasive Monitoring Systems, Inc. (“NIMS”) (1%), Neovasc, Inc. (“Neovasc”) (0.5%), BioCardia, Inc. (“BioCardia”) (1%), Xenetic Biosciences, Inc. (“Xenetic”) (3%), and LeaderMed Health Group Limited (“LeaderMed”) (47%). The aggregate amount of assets, liabilities, and net losses of these equity method investees as of and for the nine months ended September 30, 2022 were $162.5 million, $45.3 million, and $101.9 million, respectively. The aggregate amount of assets, liabilities, and net losses of our equity method investees as of and for the year ended December 31, 2021 were $223.6 million, $37.9 million, and $69.4 million, respectively. We have determined that we and/or our related parties have the ability to exercise significant influence over our equity method investments through our board representation and/or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Condensed Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market prices of their respective shares of common stock and the number of shares held by us as of September 30, 2022 and December 31, 2021 was $1.5 million and $4.5 million, respectively.
Equity method investments - Fair value option

On April 29, 2022, the Company sold GeneDx to Sema4 in accordance with the terms of the GeneDx Merger Agreement, pursuant to which Sema4 paid to the Company aggregate consideration of $150.0 million in cash (before deduction of transaction expenses and other customary purchase price adjustments), together with the Closing Shares of Sema4 Common Stock. As of September 30, 2022, we held 80 million shares of Sema4’s Class A common stock, representing an approximate 21.0% ownership interest.

Pursuant to the GeneDx Merger Agreement, the Company designated, and Sema4 nominated for election an individual to serve on the board of directors of Sema4, and such nominee was elected by Sema4’s stockholders to serve as a director until Sema4’s 2024 annual meeting of stockholders. As a result, we have determined that the Company or our related parties can exercise significant influence over the investee through our board representation or voting power. However, our influence is restricted by the Sema4 Shareholder Agreement, pursuant to which we have agreed to vote our shares of Sema4 Common Stock in accordance with the recommendation of Sema4’s board of directors for so long as we continue to hold at least 5% of the outstanding shares of Sema4 Common Stock. Other than through our sole board seat, we are unable to influence Sema4’s policy-making process. We hold one of eleven seats on Sema4’s board of directors, and it is anticipated that designee will serve until Sema4’s 2024 annual meeting of stockholders or otherwise in accordance with the applicable lock-up period. As such, OPKO is not actively participating in the policy-making process of Sema4. We elected to account for our investment in Sema4 under the equity method fair value option and record gains and losses from changes in fair value in other income (expense), net in our Condensed Consolidated Statement of Operations. For the three and nine months ended September 30, 2022, we recognized $30.6 million and $101.8 million, respectively, in net losses for fair value changes in our Sema4 investment. As of September 30, 2022, the aggregate value of our Sema4 investment based on the quoted market price of their respective shares of common stock and the number of shares held by us was $70.2 million.
Investments in Equity Securities
Our equity securities consist of investments in Phio Pharmaceuticals (“Phio”) (ownership 0.01%), VBI Vaccines Inc. (“VBI”) (1%), ChromaDex Corporation (“ChromaDex”) (0.1%), Eloxx Pharmaceuticals, Inc. (“Eloxx”) (1.5%), and CAMP4

Therapeutics Corporation (“CAMP4”) (2%) and HealthSnap, Inc. (7%). We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of these investments. Accordingly, we account for our investment in these entities as equity securities, and we record changes in the fair value of these investments in Other income (expense) each reporting period when they have readily determinable fair value. Equity securities without a readily determinable fair value are adjusted to fair value when there is an observable price change. Net gains and losses on our equity securities for the nine months ended September 30, 2022, and 2021 were as follows:

	For the nine months ended September 30
(in thousands)	2022	2021
Equity Securities:
Net gains and losses recognized during the period on equity securities	$(2,999)	$491
Less: Net gains realized during the period on equity securities	—	(2,981)
Unrealized net gains and losses recognized during the period on equity securities still held at the reporting date	$(2,999)	$(2,490)
Sales of investments
Gains (losses) included in earnings from sales of our investments are recorded in Other income (expense), net in our Condensed Consolidated Statement of Operations. The cost of securities sold is based on the specific identification method.
Warrants and options
In addition to our equity method investments and equity securities, we hold options to purchase 47 thousand additional shares of BioCardia, all of which were vested as of September 30, 2022 and December 31, 2021, and 33 thousand and 0.7 million to purchase additional shares of COCP and InCellDx, respectively. We recorded the changes in the fair value of the options and warrants in Fair value changes of derivative instruments, net in our Condensed Consolidated Statement of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Condensed Consolidated Balance Sheet. See further discussion of the Company’s options and warrants in Note 9 and Note 10.
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
We own 1,260,000 shares of Zebra Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29% at September 30, 2022). Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a former member of our Board of Directors, is a founder of Zebra and, along with Dr. Frost, serves as a member of Zebra’s Board of Directors.
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
NOTE 7 DEBT
As of September 30, 2022 and December 31, 2021, our debt consisted of the following:

(In thousands)	September 30, 2022	December 31, 2021
2025 Notes	$141,815	$119,360
2023 Convertible Notes	67,582	65,525
2033 Senior Notes	3,050	3,050
JP Morgan Chase	7,357	—
Chilean and Spanish lines of credit	14,493	13,672
Current portion of notes payable	1,492	1,022
Long term portion of notes payable	9,192	2,642
Total	$244,981	$205,272

Balance sheet captions
Current portion of convertible notes	$70,632	$—
Long term portion of convertible notes	141,815	187,935
Current portion of lines of credit and notes payable	23,342	14,695
LT notes payable included in long-term liabilities	9,192	2,642
Total	$244,981	$205,272

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
In conjunction with the issuance of the 2025 Notes, we agreed to loan up to 30,000,000 shares of our Common Stock to affiliates of the underwriter in order to assist investors in the 2025 Notes to hedge their position. Following consummation of the Exchange, the number of outstanding borrowed shares of Common Stock was reduced by approximately 8,105,175 shares. As of September 30, 2022 and December 31, 2021, a total of 21,144,825 and 21,144,825 shares remained outstanding under the share lending arrangement, respectively. We will not receive any of the proceeds from the sale of the borrowed shares, but we received a one-time nominal fee of $0.3 million for the newly issued shares. Shares of our Common Stock outstanding under the share lending arrangement are excluded from the calculation of basic and diluted earnings per share. See Note 4.
The following table sets forth information related to the 2025 Notes which is included in our Condensed Consolidated Balance Sheet as of September 30, 2022:

(In thousands)	2025 Senior Notes	Discount	Debt Issuance Cost	Total
Balance at December 31, 2021	$144,580	$(22,747)	$(2,473)	$119,360
Amortization of debt discount and debt issuance costs	—	—	812	812
Adoption of ASU 2020-06	$—	$22,747	$(1,104)	$21,643
Balance at September 30, 2022	$144,580	$—	$(2,765)	$141,815
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

The Credit Agreement is guaranteed by all of BioReference’s domestic subsidiaries and is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base composed of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of September 30, 2022, $32.7 million remained available for borrowing under the Credit Agreement. Principal under the Credit Agreement is due upon maturity on August 30, 2024.

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

As of September 30, 2022 and December 31, 2021, $7.4 million and no amount, respectively, was outstanding under the Credit Agreement.

The Credit Agreement contains customary covenants and restrictions, including, without limitation, covenants that require BioReference and its subsidiaries to maintain a minimum fixed charge coverage ratio if availability under the new credit facility falls below a specified amount and to comply with laws and restrictions on the ability of BioReference and its subsidiaries to incur additional indebtedness or to pay dividends and make certain other distributions to the Company, subject to certain exceptions as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of BioReference to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and execution upon the collateral securing obligations under the Credit Agreement. Substantially all the assets of BioReference and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to the Company, subject to certain exceptions. As of September 30, 2022, BioReference and its subsidiaries had net assets of approximately $632.9 million, which included goodwill of $283.0 million and intangible assets of $191.0 million.

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
In addition to the Credit Agreement, we had line of credit agreements with thirteen other financial institutions as of September 30, 2022 and eleven other financial institutions as of December 31, 2021 in the U.S., Chile and Spain. These lines of credit are used primarily as sources of working capital for inventory purchases.
The following table summarizes the amounts outstanding under the BioReference, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings at September 30, 2022	Credit line capacity	September 30, 2022	December 31, 2021
JPMorgan Chase	3.25%	$75,000	$7,357	$—
Itau Bank	5.50%	1,900	1,693	1,603
Bank of Chile	6.60%	2,500	766	1,048
BICE Bank	5.50%	2,500	1,772	850
Scotiabank	5.00%	5,500	945	567
Santander Bank	5.50%	5,000	1,396	503
Security Bank	5.50%	1,400	585	1,111
Estado Bank	5.50%	4,000	2,666	2,540
BCI Bank	5.00%	2,500	2,567	2,515
Corpbanca	5.00%	—	—	2,935
International Bank	5.50%	1,500	470	—
Consoorcio Bank	5.00%	2,000	1,633	—
Banco De Sabadell	1.75%	490	—	—
Santander Bank	2.15%	490	—	—
Total		$104,780	$21,850	$13,672
For both September 30, 2022 and December 31, 2021, the weighted average interest rate on our lines of credit was approximately 5.4%.

At September 30, 2022 and December 31, 2021, we had notes payable and other debt (excluding the 2033 Senior Notes, the 2023 Convertible Notes, the 2025 Notes, the Credit Agreement and amounts outstanding under lines of credit described above) as follows:

(In thousands)	September 30, 2022	December 31, 2021
Current portion of notes payable	$1,492	$1,022
Other long-term liabilities	9,192	2,642
Total	$10,684	$3,664
The notes and other debt mature at various dates ranging from 2022 through 2026, bearing variable interest rates from 0.7% up to 5.1%. The weighted average interest rate on the notes and other debt was 3.5% on both September 30, 2022 and December 31, 2021. The notes are partially secured by our office space in Barcelona.

NOTE 8 ACCUMULATED OTHER COMPREHENSIVE LOSS
For the nine months ended September 30, 2022, changes in Accumulated other comprehensive loss, net of tax, were as follows:

(In thousands)	Foreign currency translation
Balance at December 31, 2021	$(30,495)
Other comprehensive loss	(27,531)
Balance at September 30, 2022	$(58,026)
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
As of September 30, 2022, we had equity securities and an equity method fair value option (refer to Note 6), forward foreign currency exchange contracts for inventory purchases (refer to Note 10) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreement with BioCardia, we record the related BioCardia options at fair value as well as the warrants from COCP.

Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of September 30, 2022
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$129,312	$—	$—	$129,312
Equity securities	1,227	—	—	1,227
Equity Method - FV option	70,240	—	—	70,240
Common stock options/warrants	—	21	—	21
Forward contracts	—	334	—	334
Total assets	$200,779	$355	$—	$201,134
Liabilities:
Contingent consideration	—	—	1,671	1,671
Total liabilities	$—	$—	$1,671	$1,671

	Fair value measurements as of December 31, 2021
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Equity securities	$4,226	$—	$—	$4,226
Common stock options/warrants	—	16	—	16
Forward contracts	—	122	—	122
Total assets	$4,226	$138	$—	$4,364
Liabilities:
Contingent consideration	—	—	2,837	2,837
Total liabilities	$—	$—	$2,837	$2,837

The carrying amount and estimated fair value of our 2025 Notes, as well as the applicable fair value hierarchy tiers, are contained in the table below. The fair value of the 2025 Notes is determined using inputs other than quoted prices in active markets that are directly observable.

	September 30, 2022
(In thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
2025 Notes	$141,815	$145,385	$—	$145,385	$—
There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.
As of September 30, 2022 and December 31, 2021, the carrying value of our other financial instrument assets approximates their fair value due to their short-term nature or variable rate of interest.
The following table reconciles the beginning and ending balances of our Level 3 assets and liabilities as of September 30, 2022:

September 30, 2022
(In thousands)	Contingent consideration
Balance at December 31, 2021	$2,837
Change in fair value:
Included in results of operations	(685)
Foreign currency impact	(481)
Balance at September 30, 2022	$1,671
The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to OPKO Diagnostics, CURNA and OPKO Renal transactions. As of September 30, 2022, $1.7 million of contingent consideration was recorded in Other long-term liabilities. As of December 31, 2021, of the $2.8 million of contingent consideration, $0.5 million was recorded in Accrued expenses and $2.3 million was recorded in Other long-term liabilities. As a result of our execution of the CAMP4 Agreement (as defined in Note 14), we will have to pay a percentage of any payments received under the CAMP4 Agreement to the former CURNA stockholders.

NOTE 10 DERIVATIVE CONTRACTS
The following table summarizes the fair values and the presentation of our derivative financial instruments in the Condensed Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	September 30, 2022	December 31, 2021
Derivative financial instruments:
Common Stock options/warrants	Investments, net	$21	$16
Forward contracts	Unrealized gains on forward contracts are recorded in Other current assets and prepaid expenses. Unrealized (losses) on forward contracts are recorded in Accrued expenses.	$334	$122
We enter into foreign currency forward exchange contracts with respect to the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.
To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At September 30, 2022 and December 31, 2021, our derivative financial instruments did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value of derivative instruments, net in our Condensed Consolidated Statement of Operations. The following table summarizes the losses and gains recorded for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Derivative gain (loss):
Common Stock options/warrants	$10	$(22)	$5	$(28)
Forward contracts	436	1,305	647	599
Total	$446	$1,283	$652	$571

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
On April 29, 2022, upon consummation of the GeneDx Transaction, the Company entered into a Transition Services Agreement, dated as of April 29, 2022 (the “Transition Services Agreement”), with GeneDx (now a wholly owned subsidiary of Sema4), pursuant to which OPKO has agreed to provide, at cost, certain customary support services in respect of GeneDx’s business through December 31, 2022, subject to certain limited exceptions, with such services being in order to facilitate the GeneDx Transactions, including human resources, information technology support, and finance and accounting. As of September 30, 2022, the Company had incurred aggregate expenses of $808.1 thousand for services rendered under the Transition Services Agreement. As of September 30, 2022, the company has a receivable of $310.0 thousand payable to the Company by GeneDx in accordance with the terms of the Transition Services Agreement.
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

We hold investments in Zebra (ownership 29%), Neovasc (0.5%), ChromaDex Corporation (0.1%), COCP (3%), NIMS (1%), Eloxx (1.5%), BioCardia (1%) and LeaderMed Health Group Limited (47%). These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. See further discussion of our investments in Note 6.
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
Dr. Elias Zerhouni, our Vice Chairman and President, sits on the board of directors of Danaher Corporation (“Danaher”). Our subsidiary, BioReference, routinely procures products and services from several subsidiaries of Danaher, including Beckman Coulter, Integrated DNA Technologies Inc., and Leica Microsystems Inc., to which BioReference has paid $2.5 million, $0.2 million, and $0.3 million, respectively, through September 30, 2022.
BioReference purchases and uses certain products acquired from InCellDx, a company in which we hold a 29% minority interest.
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the three and nine months ended September 30, 2022, we reimbursed approximately $0 thousand and $31 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives. For the three and nine months ended September 30, 2021, we reimbursed approximately $0 thousand and $43 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.
NOTE 12 COMMITMENTS AND CONTINGENCIES
In connection with our acquisitions of CURNA, OPKO Diagnostics and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of September 30, 2022, we recorded $1.7 million as contingent consideration, with $1.7 million recorded within Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Refer to Note 5.
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
GeneDx, Inc., the Company’s former subsidiary, received a letter dated May 26, 2022 from the Texas Medicaid Office of the Inspector General stating that certain testing provided by GeneDx was not eligible for reimbursement by the Texas Medicaid program, because the testing was considered non-covered by the Texas Medicaid program at the time the tests were performed and/or GeneDx did not hold the requisite CLIA subspecialty classifications for the testing. The Company is working with Sema4 to investigate these issues. Following recent communication, it appears the CLIA subspecialty classification issue has been addressed to the satisfaction of the Texas Medicaid Office of the Inspector General. The potential non-covered testing issue, however, remains under investigation. The Texas Medicaid Office has expressed in writing a potential repayment liability of approximately $784 thousand. At this time, the Company can express no opinion as to the likelihood of an unfavorable outcome or the range of potential loss in this matter.
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
On November 26, 2019, BioReference received a CID from the DOJ. The CID stated that the DOJ was investigating whether BioReference paid unlawful remuneration to health care practitioners in violation of the Anti-Kickback Statute or Stark law and thus submitted or caused to be submitted false claims to government health care programs in violation of the False Claims Act. The time period covered by the DOJ’s requests was January 1, 2011 through November 26, 2019. BioReference has fully cooperated with the DOJ by submitting the requested information and making current employees available for interviews, and the DOJ made a presentation to BioReference regarding its position. The parties have reached an agreement on the settlement amount, which is approximately $10 million, excluding attorney fees. As of December 31, 2021, $10.0 million was recorded in Accrued expenses, respectively, which the Company paid in full during during the third quarter of 2022.
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
At September 30, 2022, we were committed to make future purchases for inventory and other items in 2022 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating approximately $84.1 million.
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
The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. For the nine months ended September 30, 2022, negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $27.8 million were recognized. Revenue adjustments for the nine months ended September 30, 2022 were primarily due to lower COVID-19 test reimbursement estimates. For the nine months ended September 30, 2021, positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $36.0 million were recognized. Revenue adjustments for the nine months ended September 30, 2021 were primarily due to an increase in COVID-19 test reimbursement estimates.
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
Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of September 30, 2022 and December 31, 2021, we had liabilities of approximately $1.3 million and $5.0 million, respectively, within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.
The composition of revenue from services by payor for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Healthcare insurers	$58,076	$117,892	$242,915	$391,771
Government payers	20,151	48,204	74,938	179,473
Client payers	61,699	168,637	286,423	657,479
Patients	2,930	5,430	11,983	15,589
Total	$142,856	$340,163	$616,259	$1,244,312
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
We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the three and nine months ended September 30, 2022, we recognized $6.9 million and $18.2 million, respectively, in net product revenue from sales of Rayaldee. For the three and nine months ended September 30, 2021, we recognized $8.5 million and $19.3 million, respectively, in net product revenue from sales of Rayaldee.
The following table presents an analysis of product sales allowances and accruals for the three and nine months ended September 30, 2022 and 2021:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at June 30, 2022	$1,669	$6,489	$1,618	$9,776
Provision related to current period sales	3,191	4,158	269	7,618
Credits or payments made	(2,892)	(3,261)	(400)	(6,553)
Balance at September 30, 2022	$1,968	$7,386	$1,487	$10,841

Total gross Rayaldee sales				$14,497
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				53%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2021	$2,014	$5,499	$2,639	$10,152
Provision related to current period sales	9,816	14,469	846	25,131
Credits or payments made	(9,862)	(12,582)	(1,998)	(24,442)
Balance at September 30, 2022	$1,968	$7,386	$1,487	$10,841

Total gross Rayaldee sales				$43,358
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				58%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at June 30, 2021	$1,701	$7,586	$3,324	$12,611
Provision related to current period sales	3,315	3,258	307	6,880
Credits or payments made	(3,616)	(6,733)	(405)	(10,754)
Balance at September 30, 2021	$1,400	$4,111	$3,226	$8,737

Total gross Rayaldee sales				$15,332
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				45%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2020	$2,332	$5,812	$3,593	$11,737
Provision related to current period sales	10,854	16,013	942	27,809
Credits or payments made	(11,786)	(17,714)	(1,309)	(30,809)
Balance at September 30, 2021	$1,400	$4,111	$3,226	$8,737

Total gross Rayaldee sales				$47,099
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				59%

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
For the three and nine months ended September 30, 2022, revenue from transfer of intellectual property and other reflects $2.2 million and $6.8 million, respectively, of revenue related to the Pfizer Transaction (as defined below). During the three and nine months ended September 30, 2022, we received $1.4 million of royalty payments for both NGENLA (Somatrogon) and Pfizer’s Genotropin®. For the nine months ended September 30, 2022, revenue from transfer of intellectual property and other principally reflects an $85.0 million regulatory milestone payments from Pfizer due from the commencement of sales from NGENLA (Somatrogon) in Europe and Japan including $3.0 million related to a sales milestone from VFMCRP (as defined below). For the three and nine months ended September 30, 2021, revenue from transfer of intellectual property principally and other reflects $2.5 million and $8.1 million, respectively, of revenue related to the Pfizer Transaction (as defined below) including $1.0 million related to the LeaderMed joint venture, and $4.9 million related to the CAMP4 Agreement. For the nine months ended September 30, 2021, revenue from transfer of intellectual property and other includes a $5.0 million non-refundable upfront payment received under the Nicoya Agreement (as defined below).

Contract liabilities relate to cash consideration that OPKO receives in advance of satisfying the related performance obligations. Changes in the contractual liabilities balance during the nine months ended September 30, 2022 are as follows:

(In thousands)
Balance at December 31, 2021	$466
Balance at September 30, 2022	393
Revenue recognized in the period from:
Amounts included in contracts liability at the beginning of the period	73
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
EirGen received an initial upfront payment of $5 million and is eligible to receive anaggregatee of an additional $5 million tied to the first anniversary of the effective date of the Nicoya Agreement, as amended, of which EirGen has received $2.5 million plus accrued interest for the delayed payment. Furthermore, EirGen is eligible to receive the additional $2.5 million upon Nicoya’s submission of an investigational new drug (IND) application to the Center for Drug Evaluation (CDE) of China. EirGen is also eligible to receive up to an additional aggregate amount of $115 million upon the achievement of certain development, regulatory and sales-based milestones by Nicoya for the Nicoya Product in the Nicoya Territory. EirGen will also receive tiered, double digit royalty payments at rates in the low double digits on net product sales within the Nicoya Territory and in the Nicoya Field.
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
Vifor Fresenius Medical Care Renal Pharma Ltd
In May 2016, EirGen and Vifor Fresenius Medical Care Renal Pharma Ltd. (“VFMCRP”) entered into a Development and License Agreement (the “VFMCRP Agreement”) for the development and commercialization of Rayaldee (the “Product”) worldwide, except for (i) the United States and Canada, (ii) any country in Central America or South America (including Mexico), (iii) Russia, (iv) China, (v) South Korea, (vi) Ukraine, (vii) Belorussia, (viii) Azerbaijan, (ix) Kazakhstan, (x) Taiwan (xi) the Middle East, and (xii) all countries of Africa (the “VFMCRP Territory”), as amended. The license to VFMCRP potentially covers all therapeutic and prophylactic uses of the Product in human patients (the “VFMCRP Field”), provided that initially the license is for the use of the Product for the treatment or prevention of SHPT related to patients with CKD and vitamin D insufficiency/deficiency (the “VFMCRP Initial Indication”).
For the nine months ended September 30, 2022 we recognized a milestone payment of $3.0 million in revenue from transfer of intellectual property and other for the first sale of Rayaldee in Europe.
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
We recognized the non-refundable $295.0 million upfront payments as revenue as the research and development services were completed and as of both September 30, 2022 and December 31, 2021, we had no contract liabilities related to the Pfizer Transaction.
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
Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Revenue from services:
Pharmaceutical	$—	$—	$—	$—
Diagnostics	142,856	340,163	616,259	1,244,312
Corporate	—	—	—	—
	$142,856	$340,163	$616,259	$1,244,312
Revenue from products:
Pharmaceutical	$32,388	$36,882	$104,938	$106,490
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$32,388	$36,882	$104,938	$106,490
Revenue from transfer of intellectual property and other:
Pharmaceutical	$4,500	$8,768	$97,659	$22,585
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$4,500	$8,768	$97,659	$22,585
Operating income (loss):
Pharmaceutical	$(28,298)	$28,625	$9,020	$(4,251)
Diagnostics	(49,454)	19,658	(150,537)	116,670
Corporate	(10,068)	(10,457)	(29,467)	(30,585)
	$(87,820)	$37,826	$(170,984)	$81,834
Depreciation and amortization:
Pharmaceutical	$17,840	$6,080	$50,882	$20,500
Diagnostics	10,155	12,883	31,313	39,025
Corporate	—	—	—	—
	$27,995	$18,963	$82,195	$59,525
Loss from investment in investees:
Pharmaceutical	$(43)	$(53)	$(359)	$(163)
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$(43)	$(53)	$(359)	$(163)
Revenues:
United States	$149,841	$354,586	$634,754	$1,269,749
Ireland	6,680	5,445	104,318	24,663
Chile	14,347	16,486	46,490	49,294
Spain	4,564	5,721	17,370	17,077
Israel	251	307	3,663	3,543
Mexico	3,886	3,162	11,691	8,619
Other	174	106	570	442
	$179,744	$385,813	$818,856	$1,373,387

(In thousands)	September 30, 2022	December 31, 2021
Assets:
Pharmaceutical	$1,297,347	$1,114,460
Diagnostics	697,118	1,238,583
Corporate	230,320	46,672
	$2,224,785	$2,399,715
Goodwill:
Pharmaceutical	$290,474	$237,576
Diagnostics	283,025	283,025
	$573,499	$520,601

No customer represented more than 10% of our total consolidated revenue during the nine months ended September 30, 2022 and 2021. As of September 30, 2022 and December 31, 2021, no customer represented more than 10% of our accounts receivable balance.
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
The following table presents the lease balances within the Condensed Consolidated Balance Sheet as of September 30, 2022 and December 31, 2021:

(in thousands)	Classification on the Balance Sheet	September 30, 2022	December 31, 2021
Assets
Operating lease assets	Operating lease right-of-use assets	$39,790	$44,228
Finance lease assets	Property, plant and equipment, net	6,930	5,181

Liabilities
Current
Operating lease liabilities	Current maturities of operating leases	11,535	11,624
Accrued expenses	Current maturities of finance leases	2,580	2,257
Long-term
Operating lease liabilities	Operating lease liabilities	29,005	33,097
Other long-term liabilities	Finance lease liabilities	$4,350	$2,924

Weighted average remaining lease term
Operating leases		6.0 years	7.2 years
Finance leases		3.1 years	2.4 years
Weighted average discount rate
Operating leases		3.7%	4.6%
Finance leases		7.6%	4.8%
The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on our Condensed Consolidated Balance Sheet as of September 30, 2022:

(in thousands)	Operating	Finance
October 1, 2022 through December 31, 2022	$3,152	$868
2023	10,435	2,501
2024	7,111	1,928
2025	4,739	1,405
2026	3,775	746
Thereafter	15,568	10
Total undiscounted future minimum lease payments	44,780	7,458
Less: Difference between lease payments and discounted lease liabilities	4,240	528
Total lease liabilities	$40,540	$6,930
Expense under operating leases and finance leases was $12.5 million and $2.0 million, respectively, for the nine months ended September 30, 2022, which includes $2.0 million of variable lease costs. Expense under operating leases and finance leases was $13.4 million and $1.7 million, respectively, for the nine months ended September 30, 2021, which includes $1.4 million of variable lease costs. Operating lease costs and finance lease costs are included within Operating loss in the Condensed Consolidated Statement of Operations. Short-term lease costs were not material.
Supplemental cash flow information is as follows:

(in thousands)	For the nine months ended September 30,
	2022	2021
Operating cash out flows from operating leases	$12,312	$12,278
Operating cash out flows from finance leases	106	101
Financing cash out flows from finance leases	1,020	1,498
Total	$13,438	$13,877

NOTE 17 SUBSEQUENT EVENTS

Under the terms of the Nicoya Agreement, the Company was eligible to receive $5 million based on the first anniversary of the effective date of the Nicoya Agreement. We received $2.5 million plus interest on October 31, 2022 and it is anticipated that we will receive the additional $2.5 million upon Nicoya’s submission of an IND application to the CDE of China.

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
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Health LLC, formerly BioReference Laboratories, Inc. (“BioReference”), one of the nation’s largest full service laboratories with an almost 181-person sales and marketing team to drive growth and leverage new products. Our pharmaceutical business features Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency and a pipeline of products in various stages of development. Our leading product in development is Somatrogon (hGH-CTP), a once-weekly human growth hormone for which we have partnered with Pfizer, Inc. (“Pfizer”) and successfully completed a phase 3 study in August 2019. Regulatory applications for Somatrogon (hGH-CTP) have been submitted to several countries around the world for review. In February 2022, the European Commission granted marketing authorization in the European Union for Somatrogon (hGH-CTP) under the brand name NGENLA® to treat children and adolescents from as young as three years of age with growth disturbance due to insufficient secretion of growth hormone and we received pricing approval in Germany in April 2022. In January 2022, the Ministry of Health, Labour and Welfare in Japan approved NGENLA® (Somatrogon) for the long-term treatment of pediatric patients who have growth failure due to an inadequate secretion of endogenous growth hormone and we received pricing approval in April 2022. In October 2021, Health Canada approved NGENLA® for the long-term treatment of pediatric patients who have growth hormone deficiency, and Australia’s Therapeutic Goods Administration approved NGENLA® for the long-term treatment of pediatric patients with growth disturbance due to insufficient secretion of growth hormone. Pfizer also submitted the initial Biologics License Application (“BLA”) with the FDA for approval of Somatrogon (hGH-CTP) in the United States, and received a Complete Response Letter in January 2022. Pfizer and OPKO are evaluating the FDA’s comments and will work with the agency to determine the best path forward for Somatrogon (hGH-CTP) in the United States. We are incorporated in Delaware, and our principal executive offices are located in leased offices in Miami, Florida.
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

RESULTS OF OPERATIONS
Impact of COVID-19
We continue to be a part of the coordinated public and private sector response to SARS-CoV-2, a novel strain of coronavirus, referred to as COVID-19. There continues to be a high level of uncertainty relating to how the pandemic will evolve, how governments and consumers will react, and whether the pandemic will have a longer-term effect on the healthcare industry and patient habits. BioReference is providing COVID-19 solutions, including diagnostic molecular testing and serology antibody testing, to meet the testing needs of its customers, including physicians, health systems, long-term care facilities, governments, schools, employers, professional sports teams and entertainment venues, as well as the general public through relationships with retail pharmacy chains.
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
Revenue from services for the nine months ended September 30, 2022 decreased by $628.1 million as compared to 2021 due to lower COVID-19 testing volumes. Excluding COVID-19 test volumes, for the nine months ended September 30, 2022, routine clinical test volume decreased 2.2% as compared to volumes for the nine months ended September 30, 2021.
In March 2022, the U.S. Health Resources and Services Administration (“HRSA”) informed providers that, after March 22, 2022, it would stop accepting claims for testing and treatment for uninsured individuals under the HRSA COVID-19 Uninsured Program and that claims submitted prior to that date would be subject to eligibility and availability of funds. For the nine months ended September 30, 2022, revenue for testing of uninsured individuals under the HRSA COVID-19 Uninsured Program represented approximately 5.4% of our COVID-19 testing revenue.
Foreign Currency Exchange Rates
Approximately 22.0% of revenue for the nine months ended September 30, 2022, and approximately 7.3% of revenue for the nine months ended September 30, 2021, were denominated in currencies other than the U.S. Dollar (USD). Our financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting the consolidated financial results. In the third quarter of 2022 and the year ended December 31, 2021, the most significant currency exchange rate exposures were the Euro and Chilean Peso. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $54.6 million and $27.1 million at September 30, 2022 and December 2021, respectively.
We are subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. We limit foreign currency transaction risk through hedge transactions with foreign currency forward contracts. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date. At September 30, 2022, we had 127 open foreign exchange forward contracts relating to inventory purchases on letters of credit with various amounts maturing monthly through October 2022 with a notional value totaling approximately $7.2 million. At December 31, 2021, we had 33 open foreign exchange forward contracts relating to inventory purchases on letters of credit with various amounts maturing monthly through January 2022 with a notional value totaling approximately $2.6 million.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
Our consolidated income (loss) from operations for the three months ended September 30, 2022 and 2021 was as follows:

	For the three months ended September 30,
(In thousands)	2022	2021	Change	% Change
Revenues:
Revenue from services	$142,856	$340,163	$(197,307)	(58)%
Revenue from products	32,388	36,882	(4,494)	(12)%
Revenue from transfer of intellectual property and other	4,500	8,768	(4,268)	(49)%
Total revenues	179,744	385,813	(206,069)	(53)%
Costs and expenses:
Cost of revenue	148,445	243,957	(95,512)	(39)%
Selling, general and administrative	79,674	105,120	(25,446)	(24)%
Research and development	18,792	18,306	486	3%
Contingent Consideration	(754)	(497)	(257)	(52)%
Amortization of intangible assets	21,407	12,609	8,798	70%
Gain on sale of assets	—	(31,508)	31,508	100%
Total costs and expenses	267,564	347,987	(80,423)	(23)%
Income (loss) from operations	(87,820)	37,826	(125,646)	(332)%
Diagnostics

	For the three months ended September 30,
(In thousands)	2022	2021	Change	% Change
Revenues
Revenue from services	$142,856	$340,163	$(197,307)	(58)%
Total revenues	142,856	340,163	(197,307)	(58)%
Costs and expenses:
Cost of revenue	128,182	223,193	(95,011)	(43)%
Selling, general and administrative	57,742	83,723	(25,981)	(31)%
Research and development	1,437	5,894	(4,457)	(76)%
Amortization of intangible assets	4,949	7,695	(2,746)	(36)%
Total costs and expenses	192,310	320,505	(128,195)	(40)%
Income (loss) from operations	(49,454)	19,658	(69,112)	(352)%
Revenue. Revenue from services for the three months ended September 30, 2022 decreased by approximately $197.3 million compared to the three months ended September 30, 2021. The decrease in revenue for the three months ended September 30, 2022 reflects lower demand for COVID-19 testing and lower COVID-19 reimbursement of $141.3 million and $2.7 million, respectively. BioReference performed 0.2 million molecular tests for COVID-19 and 0.1 million serology antibody tests during the three months ended September 30, 2022, which represented 9.4% of total volume for that period. In comparison, the three months ended September 30, 2021 included 2.2 million molecular tests for COVID-19 and 0.2 million serology antibody tests. The reduction in reimbursement reflects an increase in utilization of antigen point of care diagnostic tests as well as a change in the mix of customers which have varying contract prices depending on the level of services we provide.
For the three months ended September 30, 2022, clinical test volume decreased $12.3 million compared to the three months ended September 30, 2021. In addition, clinical test reimbursement decreased $11.3 million as a result of the mix of testing ordered. Furthermore, as a result of the GeneDx Transaction that closed during the second quarter of 2022, genomic test revenues decreased by $29.8 million.
Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. For the three months ended September 30, 2022, negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $5.6 million were recognized. Revenue adjustments for the three months ended September 30, 2022 were primarily due to lower COVID-19 test reimbursement estimates. For the three months ended September 30, 2021, positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $0.4 million were recognized. Revenue adjustments for the three months ended September 30, 2022 were primarily due to an increase improvement in COVID-19 test reimbursement estimates.
The composition of revenue from services by payor for the three months ended September 30, 2022 and 2021 was as follows:

	Three months ended September 30,
(In thousands)	2022	2021
Healthcare insurers	$58,076	$117,892
Government payers	20,151	48,204
Client payers	61,699	168,637
Patients	2,930	5,430
Total	$142,856	$340,163
Client payors include cities, states and companies for which BioReference provides COVID-19 testing services.
Cost of revenue. Cost of revenue for the three months ended September 30, 2022 decreased $95.0 million compared to the three months ended September 30, 2021. Cost of revenue decreased primarily due to a decline in the volume of COVID-19 tests performed during the three months ended September 30, 2022 compared to 2021. Cost of revenue for the three months ended September 30, 2022 also decreased due to changes in the test mix during the period. In addition, cost of revenue decreased by $16.1 million as a result of the GeneDx Transaction in April 2022.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2022 and 2021 were $57.7 million and $83.7 million, respectively. BRL has and continues to implement significant cost-reduction initiatives and scaled back digital health investments as it looks to return to profitability following the buildup and then decline of COVID related testing. The three months ended September 30, 2022, included $5.1 million in severance costs. Furthermore, we sold GeneDx in April 2022, and for the three months ended September 30, 2021, Selling, general and administrative expenses include $14.3 million of GeneDx related expenses.
Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Three months ended September 30,
	2022	2021
External expenses:
Research and development employee-related expenses	821	4,870
Other internal research and development expenses	616	1,024
Total research and development expenses	$1,437	$5,894

The decrease in research and development expenses for the three months ended September 30, 2022 resulted primarily related to a reduction in the development of clinical services at BioReference and as a result of the GeneDx Transaction.
Amortization of intangible assets. Amortization of intangible assets was $4.9 million and $7.7 million, respectively, for the three months ended September 30, 2022 and 2021. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Amortization expense declined during the three months ended September 30, 2022 due to the GeneDx Transaction in April 2022 and due to acquired intangible assets becoming fully amortized.

Pharmaceuticals

	For the three months ended September 30,
(In thousands)	2022	2021	Change	% Change
Revenues:
Revenue from products	$32,388	$36,882	$(4,494)	(12)%
Revenue from transfer of intellectual property and other	4,500	8,768	(4,268)	(49)%
Total revenues	36,888	45,650	(8,762)	(19)%
Costs and expenses:
Cost of revenue	20,263	20,764	(501)	(2)%
Selling, general and administrative	11,610	10,452	1,158	11%
Research and development	17,609	12,900	4,709	37%
Contingent Consideration	(754)	(497)	(257)	(52)%
Amortization of intangible assets	16,458	4,914	11,544	235%
Gain on sale of assets	—	(31,508)	31,508	100%
Total costs and expenses	65,186	17,025	48,161	283%
Income (loss) from operations	(28,298)	28,625	(56,923)	(199)%

Revenue. Revenue from products for the three months ended September 30, 2022 and 2021 were $32.4 million and $36.9 million, respectively. The decrease in revenue from products for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was driven by foreign exchange fluctuations at certain of our international operating companies, and a decrease in sales of Rayaldee. Revenue from sales of Rayaldee for the three months ended September 30, 2022 and 2021 was $6.9 million and $8.5 million, respectively, however, we also began to receive royalty payments from sales of Rayaldee from CSL Vifor during the third quarter of 2022, and we also expect these payments to increase as Vifor launches Rayaldee in additional territories throughout Europe. Revenue from transfer of intellectual property and other for the three months ended September 30, 2022, and 2021 reflects $2.2 million and $2.5 million, respectively, of revenue related to the Pfizer Transaction in addition to $1.4 million of royalty payments for both NGENLA (Somatrogon) and Pfizer’s Genotropin® for the three months ended September 30, 2022. Revenue from transfer of intellectual property and other for the three months ended September 30, 2021 includes a $4.9 million related to the CAMP4 Agreement and $1.0 million due to the LeaderMed joint venture.
Cost of revenue. Cost of revenue for the three months ended September 30, 2022 decreased $0.5 million compared to the three months ended September 30, 2021 primarily due to due to changes in product mix during the period and foreign exchange fluctuations at our international operating companies.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2022 and 2021 were $11.6 million and $10.5 million, respectively. Selling, general and administrative expenses for the three months ended September 30, 2022, increased in 2022 primarily due to higher legal expenses. Selling, general and administrative expenses for the pharmaceutical segment for the three months ended September 30, 2022 and 2021 included equity-based compensation expenses of $276 thousand and $338 thousand, respectively.
Research and development expenses. Research and development expenses for the three months ended September 30, 2022 and 2021 were $17.6 million and $12.9 million, respectively. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Three months ended September 30,
	2022	2021
External expenses:
Manufacturing expense for biological products	$4,943	$1,305
Phase III studies	2,350	2,126
Post-marketing studies	18	27
Earlier-stage programs	3,296	3,160
Research and development employee-related expenses	7,176	5,084
Other internal research and development expenses	798	631
Third-party grants and funding from collaboration agreements	(972)	567
Total research and development expenses	$17,609	$12,900

The increase in research and development expenses for the three months ended September 30, 2022 was primarily due to higher employee related-expenses as a result of our ModeX acquisition and its related development programs and higher costs on Somatrogon (hGH-CTP). Ongoing expenses on the Somatrogon (hGH-CTP) program support open label extension studies that will continue until market launch of Somatrogon (hGH-CTP) in certain countries, as well as the preparation of applications for marketing approvals. Research and development expenses for the pharmaceutical segment for the three months ended September 30, 2022 and 2021 included equity-based compensation expenses of $869 thousand and $326 thousand, respectively.
Contingent consideration. Contingent consideration for the three months ended September 30, 2022 and 2021 was $0.8 million and $0.5 million reversal of expense, respectively. Contingent consideration for the three months ended September 30, 2022 and 2021 was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal, and potential amounts payable to former stockholders of OPKO Renal in connection therewith, pursuant to our acquisition agreement in March 2013.
Amortization of intangible assets. Amortization of intangible assets was $16.5 million and $4.9 million, respectively, for the three months ended September 30, 2022 and 2021. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. During the first quarter of 2022, we reclassified $590.2 million of IPR&D related to Somatrogon (hGH-CTP) from IPR&D in our Condensed Consolidated Balance Sheet upon the approval of NGENLA (Somatrogon) in Europe and Japan. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years.
Gain on sale of assets. Gain on sale of assets for the three months ended September 30, 2021 was $31.5 million, which is related to an agreement between EirGen, our wholly owned subsidiary, and Horizon Therapeutics plc, to sell one of EirGen’s facilities in Waterford, Ireland for $65 million in cash less certain assumed and accrued liabilities relating to transferred employees. The facility housed EirGen’s sterile-fill-finish business and was no longer a core component of our ongoing operations and business strategy.
Corporate

	For the three months ended September 30,
(In thousands)	2022	2021	Change	% Change
Costs and expenses:
Selling, general and administrative	10,322	10,945	(623)	(6)%
Research and development	(254)	(488)	234	48%
Total costs and expenses	10,068	10,457	(389)	(4)%
Loss from operations	(10,068)	(10,457)	389	4%
Operating loss for our unallocated corporate operations for the three months ended September 30, 2022 and 2021 was $10.1 million and $10.5 million, respectively, and principally reflect general and administrative expenses incurred in connection with our corporate operations. The decrease in operating loss for our unallocated corporate operations for the three months ended September 30, 2022 was due to a decrease in professional fees incurred.

Other
Interest income. Interest income for the three months ended September 30, 2022 and 2021 was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the three months ended September 30, 2022 and 2021 was $3.0 million and $4.3 million, respectively. Interest expense was principally related to interest incurred on the 2025 Notes, the 2023 Convertible Notes, the 2033 Senior Notes, and BioReference’s outstanding debt under the A&R Credit Agreement. The decrease in interest expense was primarily due to the impact of the adoption of ASU 2020-06 on the 2025 Notes. Due to the adoption of ASU 2020-06, interest expense decreased due to the elimination of the discount created by recognizing a component of convertible debt in equity. Refer to Note 7.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the three months ended September 30, 2022 and 2021, was $0.4 million and $1.3 million reversal of expense, respectively. Derivative reversal of expense for the three months ended September 30, 2022 and 2021 was principally related to the change in fair value on foreign currency forward exchange contracts at OPKO Chile.
Other income (expense), net. Other income (expense), net for the three months ended September 30, 2022 and 2021 was $36.7 million and $3.4 million of expense, respectively. Other income (expense), net for the three months ended September 30, 2022, includes $30.6 million of expense due to the decrease in the fair value of our Sema4 investment and we recorded $5.8 million of foreign exchange transaction losses driven by a historically strong dollar. Other expense for the three months ended September 30, 2021 primarily consisted of net unrealized losses recognized during the period on our investments in our equity securities.

Income tax benefit (provision). Our income tax benefit (provision) for the three months ended September 30, 2022 and 2021 was $40.3 million and $(2.7) million, respectively, and reflects quarterly results using our expected effective tax rate.  For the three months ended September 30, 2022, the tax rate differed from the U.S. federal statutory rate of 21% primarily due the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and operating results in tax jurisdictions which do not result in a tax benefit.
Loss from investments in investees. We have made investments in certain early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses. Loss from investments in investees was $43 thousand and $53 thousand for the three months ended September 30, 2022 and 2021, respectively.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
Our consolidated income (loss) from operations for the nine months ended September 30, 2022 and 2021 is as follows:

	For the nine months ended September 30,
(In thousands)	2022	2021	Change	% Change
Revenues:
Revenue from services	$616,259	$1,244,312	$(628,053)	(50)%
Revenue from products	104,938	106,490	(1,552)	(1)%
Revenue from transfer of intellectual property and other	97,659	22,585	75,074	332%
Total revenues	818,856	1,373,387	(554,531)	(40)%
Costs and expenses:
Cost of revenue	586,631	900,371	(313,740)	(35)%
Selling, general and administrative	298,675	330,643	(31,968)	(10)%
Research and development	54,359	55,843	(1,484)	(3)%
Contingent Consideration	(685)	(1,556)	871	56%
Amortization of intangible assets	66,225	37,760	28,465	75%
Gain on sale of assets	(15,365)	(31,508)	16,143	51%
Total costs and expenses	989,840	1,291,553	(301,713)	(23)%
Income (loss) from operations	(170,984)	81,834	(252,818)	(309)%
Diagnostics

	For the nine months ended September 30,
(In thousands)	2022	2021	Change	% Change
Revenues
Revenue from services	$616,259	$1,244,312	$(628,053)	(50)%
Total revenues	616,259	1,244,312	(628,053)	(50)%
Costs and expenses:
Cost of revenue	521,221	830,428	(309,207)	(37)%
Selling, general and administrative	231,679	260,850	(29,171)	(11)%
Research and development	10,439	13,548	(3,109)	(23)%
Amortization of intangible assets	18,822	22,816	(3,994)	(18)%
Gain on sale of assets	(15,365)	—	(15,365)	(100)%
Total costs and expenses	766,796	1,127,642	(360,846)	(32)%
Income (loss) from operations	(150,537)	116,670	(267,207)	(229)%

Revenue. Revenue from services for the nine months ended September 30, 2022 decreased by approximately $628.1 million compared to the nine months ended September 30, 2021. The decrease in revenue for the nine months ended September 30, 2022 reflects lower demand for COVID-19 testing and lower COVID-19 reimbursement of $467.9 million and $53.4 million, respectively. BioReference performed 3.0 million molecular tests for COVID-19 and 273 thousand serology antibody tests during the nine months ended September 30, 2022, which represented 33.9% of total volume for that period. In comparison, the nine months ended September 30, 2021 included 9.1 million molecular tests for COVID-19 and 521 thousand serology antibody tests. The reduction in reimbursement reflects an increase in utilization of antigen point of care diagnostic tests as well as a change in the mix of customers which have varying contract prices depending on the level of services we provide.
For the nine months ended September 30, 2022, clinical test volume decreased $21.3 million compared to the nine months ended September 30, 2021. In addition, clinical test reimbursement decreased $51.7 million as a result of the mix of testing ordered. Furthermore, as a result of the GeneDx Transaction that closed during the second quarter of 2022, genomic test revenues decreased by $34.0 million.

Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. For the nine months ended September 30, 2022, negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $27.8 million were recognized. Revenue adjustments for the nine months ended September 30, 2022 were primarily due to lower COVID-19 test reimbursement estimates. For the nine months ended September 30, 2021, positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $36.0 million were recognized. Revenue adjustments for the nine months ended September 30, 2021 were primarily due to an increase in COVID-19 test reimbursement estimates.
The composition of Revenue from services by payor for the nine months ended September 30, 2022 and 2021 was as follows:

	Nine months ended September 30,
(In thousands)	2022	2021
Healthcare insurers	$242,915	$391,771
Government payers	74,938	179,473
Client payers	286,423	657,479
Patients	11,983	15,589
Total	$616,259	$1,244,312
Client payors include cities, states and companies for which BioReference provides COVID-19 testing services.
Cost of revenue. Cost of revenue for the nine months ended September 30, 2022 decreased $309.2 million compared to the nine months ended September 30, 2021. Cost of revenue decreased primarily due to a decline in the volume of COVID-19 tests performed during the nine months ended September 30, 2022 compared to 2021. Cost of revenue for the nine months ended September 30, 2022 also decreased due to changes in the test mix during the period. In addition, cost of revenue decreased $28.1 million as a result of the GeneDx Transaction in April 2022.
Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2022 and 2021 were $231.7 million and $260.9 million, respectively. Selling, general and administrative expenses in our diagnostics segment decreased primarily due to decreased expenses due to the GeneDx Transaction. BRL has and continues to implement significant cost-reduction initiatives and scaled back digital health investments as it looks to return to profitability following the buildup and then decline of COVID related testing. The nine months ended September 30, 2022, included $5.7 million in severance costs. Selling, general and administrative expenses for the nine months ended September 30, 2021 includes $6.2 million of expense incurred in connection with certain legal matters.
Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Nine months ended September 30,
	2022	2021
External expenses:
PMA studies	$—	$31
Research and development employee-related expenses	7,980	9,992
Other internal research and development expenses	2,459	3,525
Total research and development expenses	$10,439	$13,548
The decrease in research and development expenses for the nine months ended September 30, 2022 resulted primarily related to the development of clinical testing services at BioReference and as a result of the GeneDx Transaction.
Amortization of intangible assets. Amortization of intangible assets was $18.8 million and $22.8 million, respectively, for the nine months ended September 30, 2022 and 2021. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Amortization expense declined during the nine months ended September 30, 2022 as a result of the GeneDx Transaction and due to acquired intangible assets becoming fully amortized.

Gain on sale of assets. Gain on sale of assets for the nine months ended September 30, 2022, was $15.4 million due to the sale of GeneDx Transaction that closed during the second quarter of 2022.
Pharmaceuticals

	For the nine months ended September 30,
(In thousands)	2022	2021	Change	% Change
Revenues:
Revenue from products	$104,938	$106,490	$(1,552)	(1)%
Revenue from transfer of intellectual property and other	97,659	22,585	75,074	332%
Total revenues	202,597	129,075	73,522	57%
Costs and expenses:
Cost of revenue	65,410	69,973	(4,563)	(7)%
Selling, general and administrative	36,739	37,978	(1,239)	(3)%
Research and development	44,710	43,495	1,215	3%
Contingent Consideration	(685)	(1,556)	871	56%
Amortization of intangible assets	47,403	14,944	32,459	217%
Gain on sale of assets	—	(31,508)	31,508	100%
Total costs and expenses	193,577	133,326	60,251	45%
Loss from operations	9,020	(4,251)	13,271	312%

Revenue. Revenue from products for the nine months ended September 30, 2022 and 2021 were $104.9 million and $106.5 million, respectively. The decrease in revenue from products for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily attributable to lower sales of Rayaldee and sales at OPKO Chile, primarily due to foreign exchange fluctuations, which was partially offset by an increase in sales at OPKO Mexico. Revenue from sales of Rayaldee for the nine months ended September 30, 2022 and 2021 was $18.2 million and $19.3 million, respectively, however, we also began to receive royalty payments from sales of Rayaldee from CSL Vifor during the nine months ended Septemberr 30, 2022, and we also expect these payments to increase as Vifor launches Rayaldee in additional territories throughout Europe.. Revenue from transfer of intellectual property and other for the nine months ended September 30, 2022 reflect $85.0 million of milestone payments from Pfizer during the second quarter of 2022 due to the commencement of sales of NGENLA in Europe and Japan, as well as royalty payments and gross profit share for both NGENLA (Somatrogon) and Pfizer’s Genotropin®. Furthermore, during the nine months ended September 30, 2022 we recognized a $3.0 million milestone payment from VFMCRP. Revenue from transfer of intellectual property for the nine months ended September 30, 2021 includes $8.1 million related to the Pfizer Transaction, $5.0 million non-refundable upfront payment under the license agreement with Nicoya Therapeutics, $4.9 million related to the CAMP4 Agreement, and $1.0 million related to the LeaderMed joint venture.
Cost of revenue. Cost of revenue for the nine months ended September 30, 2022 decreased $4.6 million compared to the nine months ended September 30, 2021 primarily due to a $3.6 million inventory reserve charge for Rayaldee recognized for the nine months ended September 30, 2021 and changes in the product mix during the period, which were offset by a negative impact on foreign exchange fluctuations at our international operating companies driven by an historically strong dollar.
Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2022 and 2021 were $36.7 million and $38.0 million, respectively. The decrease in selling, general and administrative expenses was primarily due to a decrease in legal expenses and selling expenses related to Rayaldee. Selling, general and administrative expenses for the pharmaceutical segment for the nine months ended September 30, 2022 and 2021 included equity-based compensation expense of $0.9 million and $1.0 million, respectively.
Research and development expenses. Research and development expenses for the nine months ended September 30, 2022 and 2021 were $44.7 million and $43.5 million, respectively. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.
The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Nine months ended September 30,
	2022	2021
External expenses:
Manufacturing expense for biological products	$7,885	$3,785
Phase III studies	7,182	7,137
Post-marketing studies	30	54
Earlier-stage programs	9,009	13,194
Research and development employee-related expenses	19,508	15,834
Other internal research and development expenses	2,068	2,948
Third-party grants and funding from collaboration agreements	(972)	543
Total research and development expenses	$44,710	$43,495

The increase in research and development expenses for the nine months ended September 30, 2022 was primarily due to a increase in research and development expenses for Somatrogon (hGH-CTP) and costs related to our ModeX acquisition and its related development programs. Ongoing expenses on the Somatrogon (hGH-CTP) program support open label extension studies that will continue until market launch of Somatrogon (hGH-CTP) in certain countries, as well as the preparation of applications for marketing approvals. Research and development expenses for the pharmaceutical segment for the nine months ended September 30, 2022 and 2021 included equity-based compensation expenses of $1.8 million and $1.0 million, respectively.
Contingent consideration. Contingent consideration for the nine months ended September 30, 2022 and 2021 was $0.7 million and $1.6 million reversal of expense, respectively. Contingent consideration for the nine months ended September 30, 2022 and 2021 was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal, and potential amounts payable to former stockholders of OPKO Renal in connection therewith, pursuant to our acquisition agreement in March 2013.
Amortization of intangible assets. Amortization of intangible assets was $47.4 million and $14.9 million, respectively, for the nine months ended September 30, 2022 and 2021. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. During the first quarter of 2022, we reclassified $590.2 million of IPR&D related to Somatrogon (hGH-CTP) from IPR&D in our Condensed Consolidated Balance Sheet upon the approval of NGENLA (Somatrogon) in Europe and Japan. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years.
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

Corporate

	For the nine months ended September 30,
(In thousands)	2022	2021	Change	% Change
Costs and expenses:
Cost of revenue	$—	$(30)	$30	100%
Selling, general and administrative	30,257	31,815	(1,558)	(5)%
Research and development	(790)	(1,200)	410	(34)%
Total costs and expenses	29,467	30,585	(1,118)	(4)%
Loss from operations	(29,467)	(30,585)	1,118	4%

Operating loss for our unallocated corporate operations for the nine months ended September 30, 2022 and 2021 was $29.5 million and $30.6 million, respectively, and principally reflects general and administrative expenses incurred in connection with our corporate operations. The decrease in operating loss for our unallocated corporate operations for the nine months ended September 30, 2022 was driven by decreases in professional fees incurred.
Other
Interest income. Interest income for the nine months ended September 30, 2022 and 2021 was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the nine months ended September 30, 2022 and 2021 was $8.8 million and $14.6 million, respectively. Interest expense was principally related to interest incurred on the 2025 Notes, the 2023 Convertible Notes, the 2033 Senior Notes, and BioReference’s outstanding debt under the A&R Credit Agreement. The decrease in interest expense was primarily due to the impact of the adoption of ASU 2020-06 on the 2025 Notes. Due to the adoption of ASU 2020-06, interest expense decreased due to the elimination of the discount created by recognizing a component of convertible debt in equity. Refer to Note 7.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the nine months ended September 30, 2022 and 2021, were $0.7 million and $0.6 million reversal of expense, respectively. Derivative expense for the nine months ended September 30, 2022 and 2021, was principally related to the change in fair value on foreign currency forward exchange contracts at OPKO Chile.
Other income (expense), net. Other income (expense), net for the nine months ended September 30, 2022 and 2021, was $111.1 million and $16.1 million of expense, respectively. Other income (expense), net for the nine months ended September 30, 2022, includes $101.8 million of expense due to the decrease in the fair value of our Sema4 investment. Other expense for the nine months ended September 30, 2021 primarily consisted of an $11.1 million non-cash loss related to the exchange of $55.4 million outstanding 2025 Notes and net unrealized losses recognized during the period on our investments in our equity securities. Other expense for the nine months ended September 30, 2022 also increased from the comparable period due to foreign currency transaction losses recognized during the period.

Income tax benefit (provision). Our income tax benefit (provision) for the nine months ended September 30, 2022 and 2021 was $46.5 million and $(8.0) million, respectively, and reflects quarterly results using our expected effective tax rate.  For the nine months ended September 30, 2022, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to a $22.0 million discrete benefit resulting from reduced tax rates that will be applicable to existing foreign deferred tax liabilities, as well as the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and operating results in tax jurisdictions which do not result in a tax benefit.
Loss from investments in investees. We have made investments in certain early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses. Loss from investments in investees was $0.4 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2022, we had cash and cash equivalents of approximately $180.8 million. Cash used in operations of $63.6 million for the nine months ended September 30, 2022 principally reflects general and administrative expenses related to our corporate operations and research and development activities. Cash provided by investing activities for the nine months ended September 30, 2022 primarily reflects proceeds from the sale GeneDx of $115.4 million, which was partially offset by capital expenditures of $18.2 million. Cash provided by financing activities of $12.8 million primarily reflects net borrowings on our lines of credit. We have historically not generated sustained positive cash flow sufficient to offset our operating and other expenses, and our primary sources of cash have been from the public and private placement of equity, the issuance of the 2033 Senior Notes, 2023 Convertible Notes and 2025 Notes and credit facilities available to us.
On April 28, 2022, the Company consummated the GeneDx Transaction. Sema4 paid to the Company aggregate consideration of $150 million in cash (before deduction of transaction expenses and other customary purchase price adjustments), together with the Closing Shares. Additionally, Sema4 has agreed to pay the Company the Milestone Consideration, subject to GeneDx achieving certain revenue targets. Based on the closing stock price of Sema4 as of April 29, 2022, the total upfront consideration represented approximately $322 million, and the total aggregate consideration including the potential Milestone Consideration is approximately $447 million. We recognized a gain of $15.4 million on the GeneDx Transaction during the second quarter of 2022.
On May 9, 2022, the Company entered into the ModeX Merger Agreement with Merger Sub, ModeX and Gary J. Nabel, solely in his capacity as sellers’ representative, pursuant to which ModeX survived the ModeX Merger as a wholly owned subsidiary of the Company. The Company paid the entirety of the $300.0 million purchase price pursuant to the issuance of the Consideration Shares of the Company’s Common Stock to the former stockholders of ModeX. The Consideration Shares were valued at $221.7 million, based on the closing price per share of our Common Stock of $2.44 as reported by NASDAQ on the Closing Date.
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
As of September 30, 2022, the total commitments under our Credit Agreement with CB and our lines of credit with financial institutions in Chile and Spain were $66.3 million, of which $21.9 million was drawn as of September 30, 2022. At September 30, 2022, the weighted average interest rate on these lines of credit was approximately 5.4%. These lines of credit are short-term and are used primarily as a source of working capital. The highest aggregate principal balance at any time outstanding during the nine months ended September 30, 2022 was $25.1 million. We intend to continue to draw under these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
The Credit Agreement provides for a $75.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. The Credit Agreement matures on August 30, 2024 and is guaranteed by all of BioReference’s domestic subsidiaries, subject to certain exceptions. The Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, subject to certain exceptions, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit

Agreement is based on a borrowing base composed of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of September 30, 2022, $32.7 million remained available for borrowing under the Credit Agreement.
In connection with our agreements with Pfizer, VFMCRP, Nicoya and CAMP4, we are eligible to receive various milestone payments and royalty considerations. Under the terms of the Pfizer Agreement, we are eligible to receive up to an additional $275.0 million upon the achievement of certain regulatory milestones, including $85 million of milestone payments we received during the second quarter of 2022. In addition, we are eligible to receive initial tiered royalty payments associated with the commercialization of Somatrogon for adult GHD with percentage rates ranging from the high teens to mid-twenties. Upon the launch of Somatrogon for pediatric GHD in certain major markets, the royalties will transition to regional, tiered gross profit sharing for both Somatrogon and Pfizer’s Genotropin®. Under the terms of the VFMCRP Agreement, we are entitled to receive up to an additional $17 million in regulatory milestones and $207 million in milestone payments tied to launch, pricing and sales of Rayaldee, including a $3.0 million milestone payment we recognized during the nine months ended September 30, 2022 upon the first sale of Rayaldee in Europe. In addition, we are eligible to receive tiered, double-digit royalty payments. Under the terms of the Nicoya Agreement, we received an initial upfront payment of $5 million and are eligible to receive an aggregate of $5 million tied to the first anniversary of the effective date of the Nicoya Agreement, as amended, of which we have received $2.5 million plus interest. Furthermore, we are eligible to receive the additional $2.5 million upon Nicoya’s submission of an investigational new drug (IND) application to the Center for Drug Evaluation (CDE) of China. We are also eligible to receive up to an additional aggregate amount of $115 million upon the achievement of certain development, regulatory and sales-based milestones by Nicoya for the Nicoya Product in the Nicoya Territory. We will also receive tiered, double digit royalty payments at rates in the low double digits on net product sales within the Nicoya Territory and in the Nicoya Field. Under the terms of the CAMP4 Agreement, we received an initial upfront payment of $1.5 million and we are eligible to receive up to $3.5 million in development milestone payments for Dravet syndrome products, and $4 million for non-Dravet syndrome products, as well as sales milestones of up to $90 million for Dravet syndrome products and up to $90 million for non-Dravet syndrome products.
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
We believe that the cash and cash equivalents on hand at September 30, 2022 and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements, and the timing of those requirements, will depend on a number of factors, including the evolving impact of the COVID-19 pandemic on our business, the approval and success of our products in development, particularly our long acting Somatrogon for which we have received approval in Europe, Japan, Australia and Canada, submitted for approval in the U.S. and received a Complete Response Letter in January 2022, the approval and success of Somatrogon outside the United States, including in Europe, Japan, Australia and Canada, the commercial success of Rayaldee, including from the recent launch of Rayaldee by Vifor and in other territories expected in 2022, BioReference’s financial performance, possible acquisitions and dispositions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and results of government investigations, payor claims, and legal proceedings that may arise, including, without limitation class action and derivative litigation to which we are subject, and our ability to obtain insurance coverage for such claims. We have historically not generated sustained positive cash flow and if we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions or reduce our marketing or sales efforts or cease operations.
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
The following table provides information as of September 30, 2022, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	Remaining three months ending December 31, 2022	2023	2024	2025	2026	Thereafter	Total
Open purchase orders	$84,107	$35	$—	$—	$—	$—	$84,142
Operating leases	3,272	10,690	6,649	4,304	3,265	12,360	40,540
Finance leases	667	2,336	1,828	1,356	733	10	6,930
2033 Senior Notes, 2025 and 2023 Convertible Notes	—	70,632	—	141,815	—	—	212,447
Mortgages and other debts payable	432	1,644	1,583	1,277	1,087	4,845	10,868
Lines of credit	21,850	—	—	—	—	—	21,850
Interest commitments	2,497	7,233	6,781	799	204	821	18,335
Total	$112,825	$92,570	$16,841	$149,551	$5,290	$18,036	$395,112
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
At September 30, 2022, we had cash and cash equivalents of $180.8 million. The weighted average interest rate related to our cash and cash equivalents for the nine months ended September 30, 2022 was less than 1%. As of September 30, 2022, the principal outstanding balances under BioReference’s Credit Agreement with CB and our Chilean and Spanish lines of credit was $21.9 million in the aggregate at a weighted average interest rate of approximately 5.4%.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes to the Company’s Internal Control Over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period, covered by this Quarterly Report on Form 10-Q, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 10.1
Settlement Agreement, dated July 14, 2022, by and among OPKO Health, Inc., BioReference Health, LLC, the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, and the Defense Health Agency, acting on behalf of the TRICARE Program, the Commonwealth of Massachusetts, the State of Connecticut and Jean Marie Crowley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2022).

Exhibit 10.2
Corporate Integrity Agreement, dated July 14, 2022, by and among OPKO Health, Inc., BioReference Health, LLC and the Office of Inspector General of the United States Department of Health and Human Services (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2022).

Exhibit 10.3*
Severance Agreement and General Release, dated August 16, 2022, by and among Jon R. Cohen, M.D., OPKO Health, Inc. and BioReference Health, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2022).

Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2022.

Exhibit 31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2022.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2022.

Exhibit 32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September30, 2022.

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

*    Management contract or compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2022	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President and Chief Financial
Officer