Form 10-K
period 2022-12-31
OPKO HEALTH, INC.
filed 2023-02-27
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was: $1,061,262,723.
As of February 15, 2023, the registrant had 772,650,812 shares of its common stock, par value $0.01 per share (“Common Stock”) outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

		Page
Part I.		7
Item 1.	Business	7
Item 1A.	Risk Factors	28
Item 1B.	Unresolved Staff Comments	55
Item 2.	Properties	55
Item 3.	Legal Proceedings	55
Item 4.	Mine Safety Disclosures	56
Part II.		57
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	57
Item 6.	Selected Financial Data	58
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	59
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	79
Item 8.	Financial Statements and Supplementary Data	81
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	134
Item 9A.	Controls and Procedures	134
Item 9B.	Other Information	134
Item 9C.	Disclosure regarding Foreign Jurisdictions that Prevent Inspections.	134
Part III.		136
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions and Director Independence
Item 14.	Principal Accounting Fees and Services
Part IV.		137
Item 15.	Exhibits, Financial Statement Schedules	136
Item 16.	Form 10-K Summary	140
Signatures		148
Certifications		148
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
EX-101.DEF XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects, including the impact of the COVID-19 pandemic on our businesses following the decline of COVID-19, operating results, cash flows and/or financial condition. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and in “Item 1A-Risk Factors” of this Annual Report on Form 10-K. We do not undertake an obligation to update forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.
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
•our business may be materially adversely affected by the coronavirus (COVID-19) pandemic, including the impact from declines in testing needs as infection rates decline and the normalization of living with COVID-19 following the increase in accessibility to COVID-19 vaccines and antiviral treatments;
•that we may not generate or sustain profits or cash flow from our laboratory operations or substantial revenue from Rayaldee and our other pharmaceutical and diagnostic products;
•our ability to manage our growth and our expanded operations;
•that our acquisition of ModeX Therapeutics, Inc. will be successful and the products in the R&D pipeline will ultimately be commercialized;
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
•increased competition, including price competition;
•our success is dependent on the involvement and continued efforts of our Chairman and Chief Executive Officer;
•integration challenges for acquired business;

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
•our ability to comply with the terms of our Corporate Integrity Agreement with the U.S. Office of Inspector General of the Department of Health and Human Services;
•failure to obtain and maintain regulatory approval outside the U.S.; and
•legal, economic, political, regulatory, currency exchange, and other risks associated with international operations.
Risk Factor Summary
Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors”. These risks include, but are not limited to the following:
•We have had a history of operating losses and may not be able to achieve profitability in the near future;
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
•Our success is dependent to a significant degree on the involvement, efforts and reputation of our Chairman and Chief Executive Officer;
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
ITEM 1.     BUSINESS
OVERVIEW
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Health, LLC (“BioReference”), one of the nation’s largest full service laboratories with a 180-person sales and marketing team to drive growth and leverage new products, and we offer our 4Kscore prostate cancer test through BioReference. Our pharmaceutical business features Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency, and Somatrogon (hGH-CTP), a once-weekly human growth hormone injection for which we completed a successful phase 3 study in August 2019 and is partnered with Pfizer Inc. (“Pfizer”). Regulatory applications for Somatrogon (hGH-CTP) have been submitted to the applicable regulatory bodies for review in several countries around the world. In February 2022, the European Commission granted marketing authorization in the European Union for Somatrogon (hGH-CTP) under the brand name NGENLA® to treat children and adolescents from as young as 3 years of age with growth disturbance due to insufficient secretion of growth hormone and has been granted pricing approval in Germany. NGENLA® has also been approved in Japan, Canada, and Australia. We also submitted the initial Biologics License Application (“BLA”) with the FDA for approval of Somatrogon (hGH-CTP) in the United States and Pfizer received a complete response letter in January 2022. Pfizer and OPKO have evaluated the FDA’s comments and will work with the agency to determine an appropriate path forward for the advancement of Somatrogon (hGH-CTP). In May 2022, we acquired ModeX Therapeutics, Inc. (“ModeX”), a biotechnology company focused on developing innovative multi-specific immune therapies for cancer and infectious diseases candidates. ModeX has a robust early-stage pipeline with assets in key areas of immuno-oncology and infectious diseases, and we intend to further expand our pharmaceutical product pipeline through ModeX’s portfolio of development candidates.
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
We operate established pharmaceutical platforms in Spain, Ireland, Chile, and Mexico, which are generating revenue and from which we expect to generate positive cash flow and facilitate future market entry for our products currently in development. We have a development and commercial supply pharmaceutical company as well as a global supply chain operation. We also own a specialty active pharmaceutical ingredients (“APIs”) manufacturer in Israel, which we expect will facilitate the development of our pipeline of molecules and compounds for our proprietary molecular diagnostic and therapeutic products.
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
GROWTH STRATEGY
We expect to grow by leveraging our commercial infrastructure, proprietary technology and development strengths.
We have under development a broad and diversified portfolio of diagnostic tests, small molecules, and biologics targeting a broad range of unmet medical needs. We also operate one of the largest full service laboratories in the U.S. We intend to continue to leverage our proprietary technology and our strengths in all phases of research and development to further develop and commercialize our portfolio of proprietary pharmaceutical and diagnostic products. In support of our strategy, we plan to:

•continue to enhance our commercialization capability in the U.S. and internationally;
•obtain requisite regulatory approval and compile clinical data for our most advanced product candidates;
•expand into other medical markets that provide significant opportunities and that we believe are complementary to and synergistic with our business;

•continue marketing and commercialization of Rayaldee, and potentially expand the label into additional indications; and

•Continue to support Pfizer’s efforts to secure regulatory approval for Somatrogon (hGH-CTP) in the U.S. and potentially seek approval for additional indications, including adult growth hormone deficiency. Somatrogon under the brand name NGENLA® is being sold by Pfizer in 15 countries, including Germany, Japan and the United Kingdom. Pfizer expects to have launched in all priority markets by the end of 2023 and is continuing to work with the FDA to obtain approval in the U.S.
Additionally, we plan to leverage our acquisition of ModeX to further expand our pharmaceutical product line. ModeX is developing next-generation multispecifics biologics antibodies and vaccines for the treatment of cancer and infectious disease. ModeX’s growing portfolio has been developed through its proprietary multispecific antibody technology. As compared to traditional approaches, ModeX’s MSTAR platform unites the power of multiple biologic components in a single molecule to create multispecific antibodies and vaccines with greater versatility and potency to better fight complex disease. Its pipeline includes product candidates intended to treat both solid and liquid tumors, as well as several of the world’s most pressing viral threats.
We also plan to continue to commercialize and increase adoption of our 4K score test for use in men age 45 and older who have not had a prior prostate biopsy or a biopsy negative and have an age specific abnormal total PSA or abnormal digital rectal exam. 4K score is available through BioReference.
In addition, we expect to leverage the BioReference business and infrastructure to drive rapid and widespread uptake of our diagnostic products and additional tests such as our 4K score test. Our strategy with respect to BioReference is comprised two pillars: the core business and strategic ventures. In support of this strategy:
•We have made significant investments to rebuild and reconfigure our main laboratory in Elmwood Park, NJ and have also made significant investments in our labs in Melbourne, Florida, Houston, Texas, and California.
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
We currently manage our operations in two reportable segments: diagnostics and pharmaceuticals. The pharmaceutical segment consists of the pharmaceutical operations we operate in Chile, Mexico, Ireland, Israel, Spain, Ecuador, France, the United States, and our global pharmaceutical research and development operations. The diagnostics segment primarily consists of the clinical laboratory operations of BioReference, as well as our point-of-care operations. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes. Refer to Note 18 of our audited consolidated financial statements contained in this Annual Report on Form 10-K for financial information about our segments and geographic areas.

CURRENT PRODUCTS AND SERVICES AND RELATED MARKETS
Diagnostics
BioReference Health, LLC
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
BioReference has a 180-person sales and marketing team and operates a network of approximately 124 active patient service centers.
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
Through BioReference, we operate in the following highly specialized laboratory divisions:
•BioReference Health. BioReference constitutes our core clinical testing laboratory offering automated, high volume routine testing services, COVID-19 testing, STAT testing, informatics, HIV, Hep C and other molecular tests.
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
We are among the largest providers of large-scale COVID-19 screening programs across the country, with the capacity to run approximately 100,000 PCR tests a day. These large-scale screening programs include both PCR COVID-19 testing and point of care testing. We offer testing across a variety of touch points, including the travel and leisure industry, airlines, cruise industry and education and have developed substantial relationships with local and state governments to provide testing services across all 50 states, with substantial service relationships in New York, New Jersey, and Michigan.
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
BioReference provides us with a significant diagnostics commercial infrastructure for marketing and sales that reached approximately 12 million and 21 million patients, respectively, in 2022 and 2021. In addition, its large team of managed care experts complements our efforts to ensure that payors recognize the value of our diagnostic and laboratory tests for reimbursement purposes. We continue to leverage the national marketing, sales and distribution resources of BioReference, along with its 180-person sales and marketing team, to enhance sales of and reimbursement for our 4Kscore test, a laboratory developed blood test that provides a personalized risk score for aggressive prostate cancer. We plan to leverage the BioReference commercial infrastructure and capabilities, as well as its extensive relationships with payors, to commercialize OPKO’s other diagnostic products under development.
Disposition of GeneDx
On January 14, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (the “GeneDx Merger Agreement”) with Sema4 Holdings Corp., a Delaware corporation (“Sema4”), pursuant to which Sema4 acquired the Company’s former subsidiary, GeneDx LLC, (f/k/a GeneDx, Inc. “GeneDx”), (the “GeneDx Transaction”) in a transaction that closed on April 29, 2022 (the “GeneDx Closing”). GeneDx is an industry leading national laboratory for testing rare and ultra-rare genetic diseases with international reach, performing testing on specimens from more than 50 countries.
Upon the GeneDx Closing, GeneDx Holdings paid to the Company aggregate consideration of $150 million in cash (before deduction of transaction expenses and other customary purchase price adjustments), together with 80.0 million shares (the “Closing Shares”) of GeneDx Holdings’ Class A common stock, par value $0.0001 per share (“GeneDx Holdings Common Stock”). Additionally, subject to GeneDx achieving certain revenue targets for the fiscal years ending December 31, 2022 and 2023, we are eligible to receive an earnout payment in cash or stock (at GeneDx Holdings’ discretion) equal to a maximum of 30.9 million shares of GeneDx Holdings’ Class A common stock if paid in stock. Based on the closing price of GeneDx Holdings Common Stock on April 29, 2022, the total upfront consideration was approximately $322 million, and the total aggregate consideration, including the potential Milestone Consideration, was approximately $447 million.
4Kscore Test
We offer the 4Kscore test through BioReference. We began selling the 4Kscore test in the U.S. in March 2014 and in Europe and Mexico in September 2014 and January 2015, respectively. The 4Kscore test was approved by the FDA in December 2021 for use in men age 45 and older who have not had a prior prostate biopsy or a biopsy negative and have an age specific abnormal total PSA or abnormal digital rectal exam (“DRE”). The 4Kscore test is a laboratory developed test that measures the blood serum or plasma levels of four different prostate-derived kallikrein proteins: Total PSA, Free PSA, Intact PSA and Human Kallikrein-2 (“hK2”). These biomarkers are then combined with a patient’s age, optional DRE status (nodule / no nodule), and prior negative biopsy status (yes, prior negative biopsy / no prior biopsy) using a proprietary algorithm to calculate the risk (probability) of finding a Gleason Score 7 or higher prostate cancer. The four kallikrein panel of biomarkers utilized in the 4Kscore test is based on decades of research conducted by scientists at Memorial Sloan-Kettering Cancer Center and leading European institutions. Investigators at the Lund University, Sweden, University of Turku, Finland and Memorial Sloan Kettering Cancer Center, New York, have also demonstrated that the 4Kscore test can risk stratify the 20-year risk for development of prostate metastases and mortality in men who present at age 50 to 60 years old with an elevated PSA.
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
The National Comprehensive Cancer Network has included the 4Kscore test as a recommended test in its Guidelines for Prostate Cancer Early Detection since 2015. The panel making this recommendation concluded that the 4Kscore test is indicated for use prior to a first prostate biopsy, or after a negative biopsy, to assist patients and physicians in further defining the probability of high-grade cancer. In addition, the European Association of Urology (“EAU”) Prostate Cancer Guidelines Panel included the 4Kscore test in their Guidelines for Prostate Cancer since 2018, concluding that the 4Kscore, as a blood test with greater specificity over the PSA test, is indicated for use prior to a first prostate biopsy or after a negative biopsy to assist patients and physicians in further defining the probability of high-grade cancer.

The 4Kscore test has been granted a Category I CPT® code by the AMA (CPT Code 81539). A CPT code is used by insurance companies and government payors to describe health care services and procedures. A Category I CPT code is critical to facilitate reimbursement in government programs such as Medicare and Medicaid, as well as private insurance programs. Effective December 30, 2019, Novitas Solutions (“Novitas”), the local Medicare Administrative Contractor for the 4Kscore testing laboratory in New Jersey, provided positive coverage through a local coverage determination with defined coverage criteria. Since that date, 4Kscore test orders meeting the coverage criteria have been reimbursed by Novitas and Medicare Advantage Health Plans.
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
Vitamin D insufficiency can arise in CKD due to the abnormal upregulation of CYP24A1, an enzyme that destroys vitamin D and its metabolites, from obesity and from many other causes as well. Studies in CKD patients have demonstrated that currently available over-the-counter and prescription vitamin D supplements cannot reliably and sufficiently raise blood vitamin D prohormone levels to effectively treat SHPT, a condition commonly associated with CKD in which the parathyroid glands secrete excessive amounts of parathyroid hormone (“PTH”). Prolonged elevation of blood PTH causes excessive calcium and phosphorus to be released from bone, leading to elevated serum calcium and phosphorus levels, softening of the bones (osteomalacia) or loss of bone mineral density (osteoporosis), and calcification of vascular and renal tissues. SHPT affects 33% and 54% of patients with stage 3 and 4 CKD respectively, and approximately 95% of patients with stage 5 CKD.
We have a 58-person highly specialized sales, marketing and market access team dedicated to the commercialization of Rayaldee as of December 31, 2022. In the fourth quarter of 2022, total Rayaldee prescriptions decreased approximately 4.9% and 2.0% as compared to the fourth quarter of 2021 and the third quarter of 2022, respectively. Sales of Rayaldee have not increased in accordance with its expected growth trajectory as a result of challenges in onboarding new patients due to several factors, including the COVID-19 pandemic. Efforts are underway to obtain broader commercial and Part D insurance coverage for Rayaldee. We have already achieved commercial and Medicare Part D formulary coverage for more than 78.8% of U.S. covered lives as of the end of 2022.
In May 2016, we entered into a development and license agreement (as amended, the “VFMCRP Agreement”) with Vifor Fresenius Medical Care Renal Pharma (“VFMCRP”, now CLS Vifor) for the development and commercialization of Rayaldee in Europe, Canada, Mexico, Australia, South Korea and certain other international markets for the treatment of SHPT in patients with stage 3, 4 or 5 CKD and vitamin D insufficiency. The VFMCRP Agreement was later amended to exclude South Korea, the Middle East and all of the countries of Africa from the VFMCRP Territory (as defined in the VFMCRP Agreement), and further amended to include Japan as part of the VFMCRP Territory.
VFMCRP initiated the commercial launch of Rayaldee in Germany in February 2022 and received marketing authorization from eleven European countries to date and is preparing for product launches in additional territories in 2023. The launch in Germany triggered a $3 million payment to our wholly-owned subsidiary, EirGen Pharma Ltd. (“EirGen”), and another $7 million payment to EirGen in February 2023 tied to achievement of an acceptable final price in Germany as of the 1 year anniversary of launch.
In connection with the VFMCRP Agreement, the parties entered into a letter agreement pursuant to which EirGen granted to VFMCRP an exclusive option (the “Option”) to acquire an exclusive license under certain EirGen patents and technology to use, import, offer for sale, sell, distribute and commercialize Rayaldee in the U.S. solely for the treatment of SHPT in dialysis patients with CKD and vitamin D insufficiency (the “Dialysis Indication”). Upon exercise of the Option, VFMCRP has agreed to reimburse EirGen for all of the development costs incurred by EirGen with respect to Rayaldee for the Dialysis Indication in the U.S. VFMCRP would also pay EirGen up to an additional aggregate amount of $555 million of sales-based milestones upon the achievement of certain milestones and would be obligated to pay royalties at percentage rates that range from the mid-

teens to the mid-twenties on sales of Rayaldee in the U.S. for the Dialysis Indication. To date, VFMCRP has not exercised the Option.
On June 18, 2021, EirGen and NICOYA Macau Limited (“Nicoya”), a Macau corporation and an affiliate of NICOYA Therapeutics, entered into a Development and License Agreement (as amended, the “Nicoya Agreement”) granting Nicoya the exclusive rights for the development and commercialization of extended release calcifediol (the “Nicoya Product”) in Greater China, which includes mainland China, Hong Kong, Macau, and Taiwan (collectively, the “Nicoya Territory”). The license grant to Nicoya covers the therapeutic and preventative use of the Nicoya Product for SHPT in non-dialysis and hemodialysis chronic kidney disease patients (the “Nicoya Field”). Nicoya notified EirGen in February 2023 that it had submitted an IND for the Nicoya Product to the Chinese Center of Drug Evaluation (“CDE”) which triggered a $2.5M milestone payment to EirGen.
OPKO and VFMCRP collaborated to complete a phase 2 study evaluating a higher strength dosage form of Rayaldee for the treatment of SHPT in hemodialysis patients. The study commenced in the 3rd quarter of 2018 and topline data were presented in an abstract titled “Initial Evaluation of High-Dose Extended-Release Calcifediol (ERC) in Patients with Stage 5 Chronic Kidney Disease on Hemodialysis” at the American Society of Nephrology’s Kidney Week Annual Meeting in November 2021. Further development of Rayaldee for hemodialysis patients is on hold due to unfavorable reimbursement for new drugs for the care of these patients under the current Prospective Payment System established by the Centers for Medicare and Medicaid Services (“CMS”).
In October 2020, we commenced a placebo controlled Phase 2 trial with Rayaldee as a treatment for mild-to-moderate COVID-19. In August 2021, the trial completed enrollment of 171 symptomatic patients from multiple U.S. sites. These patients were randomized in a 1:1 ratio for 4 weeks of treatment with Rayaldee or placebo and a 2-week follow-up. The trial ended in November 2021 and the resulting final data were published in Nutrition in in December 2022. The data indicated that improving vitamin D status with oral Rayaldee resulted in earlier resolution of respiratory symptoms associated with COVID-19.
We have completed a Phase 4 clinical trial comparing Rayaldee with three common treatment regimens for SHPT in adults with stage 3 or stage 4 CKD and vitamin D insufficiency. Final data show that a daily dose of 60 micrograms of Rayaldee is the only one of four competitive treatment regimens that reliably raises serum total 25-hydroxyvitamin D to the range of 50-100 mg/mL, a level required to effectively suppress elevated plasma PTH levels in CKD patients. We presented interim results in an abstract titled “Comparison of Extended-Release Calcifediol (ERC), Immediate-Release Calcifediol, Cholecalciferol, and Paricalcitol for Treating Secondary Hyperparathyroidism (SHPT) in CKD” at the American Society of Nephrology’s Kidney Week Annual Meeting in October 2020. Final results of the study are scheduled for publication in March 2023 in Kidney Diseases.

We also have completed a retrospective study of medical records for 376 adult patients with stage 3-4 CKD from 15 U.S. nephrology clinics who were treated for SHPT and vitamin D insufficiency with Rayaldee (n=174) or competitive products considered to be standard of care (n=202). The data, published in part in the American Journal of Nephrology in October 2021 and in full in BMC Nephrology in November 2022, confirmed the efficacy and safety of Rayaldee in real world clinical practice and demonstrated its superiority versus dietary vitamin D supplements and vitamin D hormones for reducing elevated PTH levels and correcting vitamin D insufficiency.

We believe the CKD patient population is large and growing as a result of obesity, hypertension and diabetes; therefore this patient population represents a significant global market opportunity. According to the U.S. Renal Data System, CKD afflicts 14% of U.S. adults and its prevalence is highest in non-Hispanic Black individuals (18.9%). An estimated 71-97% of CKD patients have vitamin D insufficiency which can lead to SHPT and its debilitating consequences. CKD continues to be associated with poor outcomes, reflecting the inadequacies of the current standard of care. We intend to develop and commercialize Rayaldee to constitute part of the foundation for a new and markedly improved standard of care for CKD patients having SHPT.
ModeX
In May 2022, we acquired ModeX, a biotech company developing multi-specific immune therapies focused on oncology, infectious diseases, vaccines and immunology. ModeX utilizes several platforms in furtherance of its targets: the MSTAR with which we believe we can reliably and rapidly generate candidates that target up to six distinct biological pathways in a single molecule; the STEALTH platform which utilizes antibody-masking technology and aims to deliver the power of multispecific immuno-modulation to widely expressed targets by building in a safety net that localizes immune attack specifically to tumors, and the Nanoparticle Vaccine platform, built on naturally occurring and self-assembling ferritin molecules, which ensures the right combination of antigens are presented in the right amount and in the right place to enhance the immune response. We believe the versatility and potency of our approach will enable us to tackle many major infectious diseases that have eluded effective vaccination due to their continual evolution and immune evasion.

ModeX currently has a tetra-specific antibody developed utilizing our proprietary MSTAR technology platform targeting several types of refractory solid tumors; it is designed to activate and sustain the activation of the T-cells, and simultaneously target two antigens highly expressed on diverse tumors. Dual targeting increases tumor specificity and mitigates escape resistance through loss of a single glycoprotein. Major solid tumor opportunities include lung, triple negative breast cancer, ovarian, prostate, and other solid tumors. The antibody has demonstrated potent in vitro tumor cell killing in multiple cell lines and in vivo tumor regression in mice challenged with cancer cells. This antibody, currently in preclinical and CMC development stage, is anticipated to enter clinical testing in 2024.

ModeX also has a multi-specific antibody developed using the MSTAR technology platform targeting two antigens for hematological tumors, such as several types of lymphomas and leukemias. Dual targeting minimizes chance of resistance due to tumor heterogeneity or downregulation of target levels. The antibody has demonstrated preferential in vitro killing on tumor cells over normal B cells and in vivo anti-tumor efficacy in disseminated mouse tumor model. This project is in preclinical development stage and is anticipated to enter into CMC development in 2023.

ModeX’s Epstein Barr Virus (“EBV”) vaccine is developed using a modular nanoparticle vaccine platform built on naturally occurring and self-assembling ferritin molecules which enables the presentation of a 24-symmetrical array of each antigen that enhances the presentation of key components of the virus and stimulate durable protective immunity. The EBV vaccine presents antigens from four viral proteins involved in viral entry into host cells. These include a recombinant antigen designed from the proteins gH, gL and gp42, as well as an antigen derived from gp350. By using ModeX’s multi-targeted approach, this combination inhibits infection in two cell types, B cells and epithelial cells, which contrasts from efforts that previously focused on gp350 alone.

ModeX has a trispecific HIV mAb (SAR441236), licensed from Sanofi, aimed at treatment of HIV infection in combination with other anti-retroviral treatment to achieve viral suppression in adults and pediatric patients with multidrug-resistant HIV that have limited therapeutic options. SAR441236 is currently being evaluated in a phase I clinical trial sponsored by the National Institute of Allergy and Infectious Diseases.

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

On September 14, 2021, we and LeaderMed Health Group Limited (“LeaderMed”), a pharmaceutical development company with operations based in Asia, announced the formation of a joint venture under which we granted the joint venture exclusive rights to develop, manufacture and commercialize (a) OPK88003, an oxyntomodulin analog being developed for the treatment of obesity and diabetes, and (b) Factor VIIa-CTP, a novel long-acting coagulation factor being developed to treat hemophilia, in exchange for a 47% ownership interest in the joint venture. In addition, we received an upfront payment of $1 million and will be reimbursed for clinical trial material and technical support provided to the joint venture.
LeaderMed is responsible for funding the joint venture’s operations, development and commercialization efforts and has with its syndicate partners, initially invested $11 million in exchange for a 53% ownership interest in the joint venture. We retain full rights to oxyntomodulin and Factor VIIa-CTP in all other geographies.
We believe oxyntomodulin has potential to be a safe, long term therapy for obesity and diabetes type 2 patients, representing significant market opportunities. More than 380 million are living with diabetes worldwide, of which approximately 90% have type 2 diabetes. According to the World Health Organization, there are more than 500 million severely overweight or obese people. In addition to diabetes and obesity, we are also considering development of this product candidate for additional indications, including treatment of non-alcoholic fatty liver disease and non-alcoholic steatohepatits.
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
In December 2014, we entered into an exclusive worldwide agreement with Pfizer (the “Pfizer Transaction”) for the development and commercialization of hGH-CTP for the treatment of GHD in adults (“Adult GHD”) and in children (“Pediatric GHD”), as well as for the treatment of growth failure in children born small for gestational age (“SGA”). In connection with the Pfizer Transaction, we granted Pfizer an exclusive license to commercialize hGH-CTP worldwide, and we received non-refundable and non-creditable upfront payments aggregating $295 million and are eligible to receive up to an additional $275 million upon the achievement of certain regulatory milestones. Upon the launch of hGH-CTP we are entitled to either regional, tiered gross profit sharing for both hGH-CTP and Pfizer’s Genotropin® once certain necessary pricing approvals are obtained, or tiered royalty payments on sales of Somatrogon (hGH-CTP) with percentage rates ranging from the high teens to mid-twenties until such necessary pricing approval are obtained.
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
Our phase 3 trial of hGH-CTP in pediatric patients was initiated in December 2016 and was completed in August 2019. The global study was a 224-patient study in Pediatric GHD patients designed to evaluate weekly treatment with hGH-CTP versus daily injections of Genotropin. hGH-CTP is delivered in a pen device in this multi-regional study in over 21 countries. The GHD subjects were treated weekly for 12 months. On October 21, 2019, we and Pfizer announced that the global phase 3 trial met its primary endpoint of non-inferiority to daily Genotropin® (somatropin) for injection, as measured by annual height velocity (“HV”) at 12 months. Results from this study demonstrated that treatment with hGH-CTP dosed once-weekly in pre-pubertal children with GHD was non-inferior to Genotropin® (somatropin) dosed once-daily with respect to HV at 12 months of treatment (the primary endpoint); the least square mean was higher in the hGH-CTP group (10.12 cm/year) than in the Genotropin® (somatropin) group (9.78 cm/year); the treatment difference (hGH-CTP—Genotropin® (somatropin)) in HV (cm/

year) was 0.33 with a two-sided 95% confidence interval of the difference of (-0.39, 1.05). In addition, change in height standard deviation scores at six and 12 months, key secondary endpoints, were higher in the hGH-CTP dosed once-weekly cohort in comparison to the Genotropin® (somatropin) dosed once-daily cohort. hGH-CTP was generally well tolerated in this study and comparable to that of Genotropin® (somatropin) dosed once-daily with respect to the types, numbers and severity of the adverse events observed between the treatment arms.
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

We submitted the initial Biologics License Application (“BLA”) with the FDA for approval of Somatrogon (hGH-CTP) in the United States and Pfizer received a Complete Response Letter in January 2022. Pfizer and OPKO have evaluated the FDA’s comments and will work with the agency to determine an appropriate path forward. Regulatory applications for Somatrogon (hGH-CTP) have been submitted to the applicable regulatory bodies for review in several countries around the world. In February 2022, the European Commission granted marketing authorization in the European Union for Somatrogon (hGH-CTP) under the brand name NGENLA® to treat children and adolescents from as young as 3 years of age with growth disturbance due to insufficient secretion of growth hormone. In January 2022, the Ministry of Health, Labour and Welfare in Japan approved NGENLA® (Somatrogon) for the long-term treatment of pediatric patients who have growth failure due to an inadequate secretion of endogenous growth hormone. In October 2021, Health Canada approved NGENLA® for the long-term treatment of pediatric patients who have growth hormone deficiency, and in November 2021, Australia’s Therapeutic Goods Administration approved NGENLA® for the long-term treatment of pediatric patients with growth disturbance due to insufficient secretion of growth hormone.
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
RESEARCH AND DEVELOPMENT EXPENSES
During the years ended December 31, 2022, 2021, and 2020, we incurred $73.9 million, $76.9 million, and $75.3 million, respectively, of research and development expenses related to our various product candidates. During the years ended December 31, 2022, 2021, and 2020, our research and development expenses primarily consisted of hGH-CTP and Rayaldee development programs.
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
Somatrogon (hGH-CTP)
The hGH-CTP line of patents, which is exclusively licensed to Pfizer, includes multiple U.S. patent families that cover modified human grown hormone (Somatrogon), uses of Somatrogon (hGH-CTP) in adult and pediatric patient populations, and methods of making Somatrogon (hGH-CTP). Equivalent patents have also been filed in multiple countries around the world. One patent family covers certain CTP modified hGH polypeptides relating to growth hormones and their method of use and expires in February of 2027 (with the exception of two U.S. patents, namely US 8304386 and US 8097435, which expire in January 2028 and April 2027, respectively, due to Patent Term Adjustment for each). Additional U.S. patent applications are pending which cover Somatrogon (hGH-CTP) formulations, methods of manufacture and pediatric dosing regimens and, if granted, would expire in 2033. Equivalent patents are granted in Europe and Japan and which expire in 2032 and 2034. A subset of cases in the patent estate covers cytokine-based polypeptides relating to human growth hormone treatment and will expire in February 2027 (in the U.S., these cases include registered patents 8,048,849; 8,426,166; 8,999,670; and 9,896,494, and no Patent Term Adjustment was issued). Multiple other U.S. patents cover Somatrogon (hGH-CTP) and its uses or methods of making including U.S. Pat. Nos. 7,553,941; 8,450,269; 8,946,155; 10,351,615; and 11,197,915, where no Patent Term Adjustment was awarded by the USPTO. The equivalent foreign patents and applications are granted or pending in several major market countries and regions. In addition to the CTP patents and applications licensed to Pfizer, OPKO has multiple patent families covering similar biologicals with patents and applications pending in the U.S. and internationally. Patent term extensions will be sought in those countries where Somatrogon (hGH-CTP) is approved.
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

LICENSES AND COLLABORATIVE RELATIONSHIPS
Our strategy is to develop a portfolio of product candidates through a combination of internal development, acquisition, and external partnerships. Collaborations are key to our strategy and we continue to build relationships and forge partnerships in various areas where unmet medical need and commercial opportunities exist. In October 2017, we entered into a license and development agreement with JT for the development and commercialization of Rayaldee in Japan for the treatment of SHPT in non-dialysis and dialysis patients with CKD. Immediately following JT’s termination of this Agreement in May 2021, VFMCRP entered into an agreement with OPKO pursuant to which VFMCRP assumed JT’s rights in Rayaldee in Japan. Under the VFMCRP Agreement, as amended from time to time, we have a license and collaboration agreement for the development and commercialization of Rayaldee in Europe, Canada, Australia, and certain other international markets for the treatment of SHPT in patients with CKD and vitamin D insufficiency. In June 2021, we entered into a license agreement with Nicoya to distribute and sell Rayaldee in China and certain other countries. In July 2021, we licensed out our AntagoNAT portfolio owned by CURNA, INC. to CAMP4. In September 2021, we also entered into specific arrangements with LeaderMed in certain countries in Asia with respect to OPK-88003 and Factor VIIa. In November 2021, EirGen licensed out Rayaldee patent estate to Progenetics Ltd. to distribute Rayaldee in Israel. In December 2014, we entered into the Pfizer Transaction for the development and commercialization of our long-acting hGH-CTP for the treatment of GHD in adults and children, as well as for the treatment of growth failure in children born small for gestational age. Previously, we (or entities we have acquired) have completed strategic licensing transactions with the President and Fellows of Harvard College, Academia Sinica, The Scripps Research Institute, TESARO, INEOS Healthcare, and Arctic Partners, among others. ModeX and Sanofi, a French corporation are parties to a license agreement dated July 1, 2021, as amended, pursuant to which ModeX licenses certain intellectual property underlying its EBV technology.
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
GOVERNMENT REGULATION
The U.S. government regulates healthcare through various agencies, including but not limited to the following: (i) the FDA, which administers the Federal Food, Drug and Cosmetic Act (“FDCA”), as well as other relevant laws; (ii) the Centers for Medicare & Medicaid Services (“CMS”), which administers the Medicare and Medicaid programs; (iii) the Office of Inspector General (“OIG”), which enforces various laws aimed at curtailing fraudulent or abusive practices, including by way of example, the Anti-Kickback Statute, the Physician Self-Referral Law, commonly referred to as the Stark law, the Civil Monetary Penalty Law (including the beneficiary inducement prohibition) (“CMP”), and the laws that authorize the OIG to exclude healthcare providers and others from participating in federal healthcare programs; and (iv) the Office of Civil Rights, which administers the privacy aspects of the Health Insurance Portability and Accountability Act of 1996. All of the aforementioned are agencies within the Department of Health and Human Services (“HHS”). Healthcare is also provided or regulated, as the case may be, by the Department of Defense through its TRICARE program, the Department of Veterans Affairs, especially through the Veterans Health Care Act of 1992, the Public Health Service within HHS under Public Health Service Act § 340B (42 U.S.C. § 256b), the Department of Justice through the Federal False Claims Act (the “False Claims Act”) and various criminal statutes, and state governments under the Medicaid and other state sponsored or funded programs and their internal laws regulating all healthcare activities.
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
Clinical Laboratory Operations
Our clinical laboratory operations are subject to regulations, which are designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. Laboratories must undergo on-

site surveys at least every two years, which may be conducted by CMS under the CLIA program or by a private CMS approved accrediting agency. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. We are also subject to regulation of laboratory operations under state clinical laboratory laws. State clinical laboratory laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. Certain states, such as New York, California, Maryland, Pennsylvania, and Rhode Island, each require that we obtain licenses to test specimens from patients residing in those states and additional states may require similar licenses in the future. Only Washington and New York State are exempt under CLIA, as these states have established laboratory quality standards at least as stringent as CLIA’s. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations.
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
Diagnostic Products
Certain of our diagnostic products in development are subject to regulation by the FDA and similar international health authorities. For these products, we have an obligation to adhere to the FDA’s current good manufacturing practices (“cGMP”) regulations. Additionally, we are subject to periodic FDA inspections, quality control procedures, and other detailed validation procedures. If the FDA finds deficiencies in the validation of our manufacturing and quality control practices, it may impose restrictions on marketing these specific products until corrected.

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
However, the FDA has consistently asserted that it has the regulatory authority to regulate LDTs despite historically exercising enforcement discretion. In furtherance of that position, the FDA issued two draft guidance documents in October 2014: (1) Framework for Regulatory Oversight of Laboratory Developed Tests; and (2) FDA Notification and Medical Device Reporting for Laboratory Developed Tests, but has taken no action on the draft guidance. Rather, Congress is considering various legislation that, if enacted, could formalize an FDA oversight role for LDTs, including both the Verifying Accurate Leading-edge IVCT Development (VALID) Act, and the Verified Innovative Testing in American Laboratories (VITAL) Act. The FDA has informally indicated that it is giving Congress the opportunity to develop a legislative solution.
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
SALES & MARKETING
Our diagnostics business includes BioReference’s 180-person sales and marketing team in the U.S. to drive growth and leverage new products. We have a highly specialized, field based 57-person sales and marketing team in the United States dedicated to the launch and commercialization of Rayaldee. We also have limited sales and marketing personnel in Ireland, Chile, Spain, Mexico and Israel.
HUMAN CAPITAL RESOURCES
Employees and Labor Relations
As of December 31, 2022, we had 4,196 full-time employees worldwide. With the exception of the employees of one of our subsidiaries, OPKO Spain, based in one of our factories in Spain, none of our employees are represented by a collective bargaining agreement. Overall, we consider our employee relations to be good.
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
RISKS RELATED TO OUR BUSINESS
We have had a history of operating losses and may not be able to achieve profitability in the near future.
BioReference’s COVID-19 testing volume positively impacted our profitability during 2020-2021. Prior to 2020, we had incurred losses since our inception, and after achieving profitability for the years ended December 31, 2020 and 2021, we incurrent a net loss for the year ended December 31, 2022. We may not continue to generate substantial revenue from COVID-19 testing as vaccine use is adopted and infection rates decline, unless such decline is offset by significant revenue generation from our other income streams. We have historically generated only limited revenue from operations and we may not generate substantial revenue from the sale of proprietary pharmaceutical products or certain of our diagnostic products for some time, if at all. Other than NGENLA (Somatrogon), which has been approved in the EU, Japan, Canada and Australia, Rayaldee is our only pharmaceutical product that has been approved for marketing in the U.S. or elsewhere. We continue to incur substantial research and development and general and administrative expenses related to our operations including our pre-clinical development activities and clinical trials. We may continue to incur losses from our operations in the future and these losses could increase as we continue our research activities and conduct development of, and seek regulatory approvals and clearances for, our product candidates, particularly if we are unable to generate or sustain profits and cash flow from sales of Rayaldee, NGENLA, or our operations at BioReference. If we are unable to generate or sustain profits and cash flow from our operations, our product candidates fail in clinical trials or do not gain regulatory approval or clearance, or if our approved products and product candidates do not achieve market acceptance, we may not achieve profitability. In particular, if we are unable to successfully commercialize Rayaldee or NGENLA, we may never generate substantial revenues from Rayaldee or NGENLA. If we are unable to obtain FDA approval for Somatrogon (hGH-CTP) in the U.S., we will not be able to commercialize Somatrogon (hGH-CTP) in the U.S. and will therefore not generate revenues from NGENLA in the U.S. In addition, if we are required by the FDA to perform studies in addition to those we currently anticipate, our expenses will increase beyond current expectations and the timing of any potential product approval may be delayed.
We may require additional funding, which may not be available to us on acceptable terms, or at all.
As of December 31, 2022, we had cash and cash equivalents of $153.2 million. Prior to 2020, we had not generated sustained positive cash flows sufficient to offset our operating and research and development expenses and our primary sources of cash has been from the public and private placement of stock, the issuance of convertible notes and credit facilities available to us. While we have generated significant cash from operations as a result of testing related to the COVID-19 pandemic, demand for our COVID-19 related testing has waned, and we are unable to predict whether pricing and reimbursement policies for testing will sustain, or whether restrictions will be placed on elective procedures or if stay at home orders will be reinstated and accordingly, the sustainability of the cash flow is uncertain.
If we are unable to generate a sufficient amount of product and service revenue to finance our cash requirements for research, development and operations, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, or strategic collaborations. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business and other factors beyond our control, as well as our ability to comply with credit facilities and other loan requirements. The amended and restated credit agreement, dated August 30, 2021 (as amended, the “ Credit Agreement”) with JPMorgan Chase Bank, N.A. (“CB”) governing our revolving credit facility with CB contains, and other agreements that govern our indebtedness may contain restrictive and financial covenants that impose restrictions on us and certain of our subsidiaries, including covenants that require us to maintain specified financial ratios. We have obtained waivers and/or amended our revolving credit facility with CB from time to time in the past to avoid a default under certain covenants, and our ability to comply with these financial covenants may be adversely affected in the future. Failure to comply with specified financial covenants and other requirements could result in an event of default under our Credit Agreement and/or other lenders, which, if not cured or waived, could restrict us from utilizing the facility or accelerate any repayment obligations we may have under the facility and which could have a material adverse effect on our financial condition.
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
The outbreak of the coronavirus disease 2019 (COVID-19) evolved into a global pandemic, significantly affecting the U.S. and most countries around the world. In 2022, testing needs for COVID-19 declined as a result of declining infection rates and the normalization of living with COVID-19 following the increase in accessibility to COVID-19 vaccines and antiviral treatments. The extent to which this coronavirus continues to impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the virus, including variants of the virus, and the actions to contain the spread of or to detect, prevent, or treat COVID-19, among others.
As a result of the demand for COVID-19 testing, the Company’s overall testing volume increased significantly in 2020 and 2021, which positively impacted its operations in such years. Simultaneously, however, demand for tests that comprise the Company’s core testing business has declined. As the demand for COVID-19 PCR testing declined in 2022, we have seen a gradual increase in the demand for services of our core testing business. The demand and duration of the need for COVID-19 testing are uncertain, however, and the Company could experience significant volatility in its results of operations if the demand for testing increases again and the demand for the services provided by the Company’s core testing business decreases.

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
The regulatory framework governing laboratories, diagnostic and pharmaceutical companies may be affected as governmental authorities divert resources to respond to the COVID-19 outbreak, which may have an unanticipated and unforeseen impact on our operations. It is possible that the timing of regulatory submissions and approvals for our productswill be adversely impacted or delayed. With respect to our ongoing and planned clinical trials, restrictions and efforts to avoid further spread of COVID-19 may present challenges to the conduct of these trials consistent with normally applicable approaches and good clinical practice standards, and although regulators including the FDA have offered guidance applicable during the COVID-19 pandemic allowing for flexibility of standards in certain areas and alternate methods of meeting trial oversight obligations (for example, via remote monitoring), the potential impact of these challenges cannot be fully predicted at this time.
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
On June 18, 2021, EirGen and Nicoya entered into the Nicoya Agreement granting Nicoya the exclusive rights for the development and commercialization of the Nicoya Product in the Nicoya Territory. The license grant to Nicoya covers the therapeutic and preventative use of the Nicoya Product for SHPT in non-dialysis and hemodialysis chronic kidney disease patients. EirGen received an initial upfront payment of $5 million and was eligible to receive an additional $5 million upon the first to occur of (A) a predetermined milestone and (B) the first anniversary of the effective date (the “First Milestone”). However, the parties amended the Nicoya Agreement to provide that Nicoya pay $2.5 million plus accrued interest by October 31, 2022 in partial satisfaction of the First Milestone, and $2.5 million upon the earlier of (i) submission of the investigational new drug application by Nicoya or its affiliated party, and (ii) February 15, 2023. EirGen is also eligible to receive up to an additional aggregate amount of $115 million upon the achievement of certain development, regulatory and sales-based milestones by Nicoya for the Nicoya Product in the Nicoya Territory. EirGen will also receive tiered, double digit royalty payments at rates in the low double digits on net product sales within the Nicoya Territory and in the Nicoya Field. Nicoya will, at its sole cost and expense, be responsible for performing all development activities necessary to obtain all regulatory approvals for the Nicoya Product in the Nicoya Territory and for all commercial activities pertaining to the Nicoya Product in the Nicoya Territory. The success of the Nicoya Agreement is dependent in part on, Nicoya’s commitment to the product and our collaboration, as well as the experience of its employees, all of which are beyond our control.

Our exclusive worldwide agreement with Pfizer is important to our business. If we do not successfully develop Somatrogon (hGH- CTP) and/or Pfizer does not successfully commercialize Somatrogon (hGH-CTP ), our business could be adversely affected.
In December 2014, we entered into a development and commercialization agreement with Pfizer relating to our long-acting hGH-CTP for the treatment of GHD in adults and children (the “ Original Pfizer Agreement”). Under the Pfizer Agreement, we are eligible to receive up to $275 million upon the achievement of certain regulatory milestones. Upon the launch of Somatrogon (hGH-CTP) for pediatric GHD, we are eligible to receive a regional, tiered gross profit share based upon sales of both Somatrogon (hGH-CTP) and Pfizer’s Genotropin® (somatropin). We are responsible for the development program and are obligated to pay for the development up to an agreed cap, which has been exceeded. In May 2020, we entered into an Amended and Restated Development and Commercialization License Agreement (the “Restated Pfizer Agreement”) with Pfizer, effective January 1, 2020, pursuant to which the parties agreed, among other things, to share all costs for Manufacturing Activities, as defined in the Restated Pfizer Agreement, for developing a licensed product for the three indications included in the Restated Pfizer Agreement. The Restated Pfizer Agreement did not change the milestone payments, royalties and profit share provisions under the Original Pfizer Agreement. While hGH-CTP has been approved in the EU, Japan, Canada and Australia under the name NGENLA, Pfizer received a Complete Response Letter from the FDA in January 2022 in response to the BLA we and Pfizer submitted in 2020. We and Pfizer have evaluated the FDA’s comments and will work with the agency to determine an appropriate path forward. In the event that the parties are able to obtain regulatory approvals to market a product covered by the Restated Pfizer Agreement, we will be substantially dependent on Pfizer for the successful commercialization of such product. The success of the collaboration arrangement with Pfizer is dependent in part on, among other things, the skills, experience and efforts of Pfizer’s employees responsible for the project and Pfizer’s commitment to the arrangement. The Restated Pfizer Agreement is terminable for any reason by Pfizer upon ninety days written notice to OPKO. In the event that Pfizer terminates the Agreement or fails to devote sufficient resources to continue to successfully develop and commercialize any product resulting from the collaboration arrangement, our ability to earn milestone payments or receive royalty or profit sharing payments would be adversely affected, which would have a material adverse effect on our financial condition and prospects and the trading prices of our securities.
Our business is substantially dependent on our ability to achieve regulatory approval for the marketing of Somatrogon (hGH-CTP) in pediatric and adult patients and the commercial success of this product.
On October 21, 2019, we and Pfizer announced that the global phase 3 trial evaluating Somatrogon (hGH-CTP) dosed once-weekly in pre-pubertal children with GHD met its primary endpoint of non-inferiority to daily Genotropin® (somatropin) for injection, as measured by annual height velocity at 12 months. In addition, change in height standard deviation scores at six and 12 months, key secondary endpoints, were higher in the hGH-CTP dosed once-weekly cohort in comparison to the Genotropin® (somatropin) dosed once-daily cohort. hGH-CTP was generally well tolerated in this study and comparable to Genotropin® (somatropin) dosed once-daily with respect to the types, numbers and severity of the adverse events observed between the treatment arms. Although the primary endpoint and key secondary endpoints were met and the safety profile for hGH-CTP was consistent with that observed with those treated with Genotropin® (somatropin), further testing and analysis, other clinical trials or patient use may undermine those determinations or unexpected side effects may arise. We previously announced topline data from an earlier phase 3, double blind, placebo controlled study of hGH-CTP in adults with GHD. Although there was no statistically significant difference between hGH-CTP and placebo on the primary endpoint of change in trunk fat mass from baseline to 26 weeks, after unblinding the study, we identified an exceptional value of trunk fat mass reduction in the placebo group that may have affected the primary outcome. We completed post-hoc sensitivity analyses for the adult study to evaluate the influence of outliers on the primary endpoint results using multiple statistical approaches. Analyses that excluded outliers showed a statistically significant difference between hGH-CTP and placebo on the change in trunk fat mass. Additional analyses that did not exclude outliers showed mixed results. There can be no assurance that the FDA or regulatory agencies in other countries will consider the sensitivity analysis or consider the product for approval for adults with GHD.
In January 2021, we and Pfizer announced that the FDA had accepted for filing the BLA submission for the pediatric indication which was submitted in October 2020. In January 2022, Pfizer received a Complete Response Letter with respect to the pediatric indication. Pfizer and the Company have evaluated the best path forward for hGH-CTP in the U.S. but there can be no assurances that we will receive an approval for hGH-CTP for the treatment of pediatric GHD by the FDA.

There can be no assurance that we will obtain marketing approval for either the pediatric or adult indication. Before they can be marketed, our products in development must be approved by the FDA or similar foreign governmental agencies. The process for obtaining FDA marketing approval is both time-consuming and costly, with no certainty of a successful outcome. If we are unable to achieve regulatory approval for hGH-CTP to treat pediatric patients or adults with GHD, our business will be significantly adversely impacted, which could have a materially adverse effect on our business, financial condition and results of operations.
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

Consistent with the potentially immunogenic properties of protein and peptide pharmaceuticals, patients treated with NGENLA may develop antibodies to Somatrogon (hGH-CTP). Antibodies may be transient or persistant and can have no effect or can neutralize the therapeutic effect of the protein. The detection of antibody formation is highly dependent on the sensitivity and specificity of the assay. Additionally, the observed incidence of antibody (including neutralizing antibody) positivity in an assay may be influenced by several factors including assay methodology, sample handling, timing of sample collection, concomitant medications, and underlying disease. For these reasons, comparison of the incidence of antibodies to Somatrogon (hGH-CTP) in the studies described below with the incidence of antibodies in other studies or to other products may be misleading.

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
We have made a significant investment in our laboratory operations through the acquisition of BioReference. We compete in the clinical laboratory market primarily on the basis of the quality of testing, reporting and information systems, reputation in the medical community, the pricing of services and ability to employ qualified personnel. Our failure to successfully compete on any of these factors could result in the loss of clients and a reduction in our revenues and profits. To offset efforts by payors to reduce the cost and utilization of clinical laboratory services, we will need to obtain and retain new clients and business partners and grow the laboratory operations. In response to the global pandemic, BioReference conducted a substantial amount of COVID-19 testing that positively impacted our revenues in previous years. Simultaneously, however, the volume of its core testing business decreased as a result of COVID-19. In 2022, testing needs for COVID-19 declined as a result of declining infection rates and the normalization of living with COVID-19 following the increase in accessibility to COVID-19 vaccines and antiviral treatments. As COVID-19 testing volumes decrease, we have seen a return to our core business testing. Growth in our core business, however, has been gradual. If we are unable to return to and surpass adequate growth in our core business testing or client base, it could have a material adverse impact on our ability to generate profits and cash flow from the laboratory operations in the future.
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
The failure to obtain adequate coverage or any reimbursement for our products, or health care cost containment initiatives that limit or restrict reimbursement for our products, may reduce any future product revenue. Even though a drug (not administered by a physician) may be approved by the FDA, this does not mean that a Prescription Drug Plan (“PDP”), a private insurer operating under Medicare Part D, will list that drug on its formulary or will set a reimbursement level. PDPs are not required to make every FDA-approved drug available on their formularies. If our drug products are not listed on sufficient number of PDP formularies or if the PDPs’ levels of reimbursement are inadequate, our business, results of operations and financial condition could be materially adversely affected. Private health plans, such as managed care plans and pharmacy benefit management programs may also not include our products on formularies, and may use other techniques that restrict access to our products or set a lower reimbursement rate than anticipated.
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
We may fail to realize the anticipated benefits of the sale of GeneDx.
Pursuant to the GeneDx Merger Agreement, on April 29, 2022, GeneDx Holdings Corp. (formerly, Sema4), acquired GeneDx from us for an upfront payment of $150 million in cash, together with 80.0 million Closing Shares, subject to a customary purchase price adjustment mechanism. Additionally, subject to GeneDx achieving certain revenue targets for the fiscal years ending December 31, 2022 and 2023, we are eligible to receive an earnout payment in cash or stock, at GeneDx Holdings’ discretion, (the “Milestone Consideration”) equal to a maximum of 30.9 million shares of GeneDx Holdings’ Class A common stock if paid in stock. Based on the closing price of GeneDx Holdings Common Stock on the closing date, the total upfront consideration was approximately $322 million, and the total aggregate consideration, including the potential Milestone Consideration, was approximately $447 million. If GeneDx does not successfully achieve its growth objectives for 2023, some of the anticipated benefits of the sale may not be realized fully, as we may then not be entitled to receive the full Milestone Consideration.
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
We may become subject to product liability claims for our diagnostic tests, clinical trials, pharmaceutical products and medical device products.
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
From time to time, we may receive inquiries, document requests, Civil Investigative Demands (“CIDs”) or subpoenas from the Department of Justice, the Office of Inspector General and Office for Civil Rights (“OCR”) of the Department of Health and Human Services, the Centers for Medicare and Medicaid Services, various payors and fiscal intermediaries, and other state and federal regulators regarding investigations, audits and reviews. We are currently responding to CIDs, subpoenas or document requests for various matters relating to our laboratory operations. Some pending or threatened proceedings against us may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving the types of issues that we routinely confront may require monetary payments as well as corporate integrity agreements. For example, to resolve a investigation and related civil action concerning alleged fee-for-service claims for payment to Medicare, Medicaid, and the TRICARE Program, the Company and BioReference entered into (i) a settlement agreement (the “Settlement Agreement”), effective July 14, 2022, with the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services (“OIG-HHS”), and the Defense Health Agency, acting on behalf of the TRICARE Program, the Commonwealth of Massachusetts, the State of Connecticut, and the relator identified therein (“Relator”), and (ii) a Corporate Integrity Agreement, effective July 14, 2022 (the “CIA”), with the OIG-HHS. Under the Settlement Agreement, the Company and BioReference admitted only to having made payments to certain physicians and physicians’ groups for office space rentals for amounts that exceeded fair market value, and that it did not report or return any such overpayments to the Federal Health Care Programs (the “Covered Conduct”). The Covered Conduct had commenced prior to the Company’s acquisition of BioReference in 2015. With the exception of the Covered Conduct, the Company and BioReference expressly denied the allegations of the Relator as set forth in her civil action, and the Company agreed to pay a total of $10,000,000 plus accrued interest from September 24, 2021 at a rate of 1.5% per annum. Under the CIA, which has a term of 5 years, BioReference is required to, among other things: (i) maintain a Compliance Officer, a Compliance Committee, board review and oversight of certain federal healthcare compliance matters, compliance programs, and disclosure programs; (ii) provide management certifications and compliance training and education; (iii) establish written compliance policies and procedures to meet federal health care program requirements; (iv) create procedures designed to ensure compliance with the Anti-Kickback Statute and/or Stark Law; (v) engage an independent review organization to conduct a thorough review of BioReference’ s systems, policies, processes and procedures related to certain arrangements; (vi) implement a risk assessment and internal review process; (vii) establish a disclosure program for whistleblowers; and (viii) report or disclose certain events and physician payments. The Company’s or BioReference’s failure to comply with its obligations under the CIA could result in monetary penalties and the exclusion from Medicare, Medicaid, and TRICARE.
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
The research, testing, manufacturing, labeling, approval, selling, marketing, and distribution of drug products, diagnostic products, or medical devices are subject to extensive regulation by the FDA and other non-U.S. regulatory authorities, which regulations differ from country to country. In general, we are not permitted to market our product candidates in the U.S. until we receive approval of a BLA, an approval of an NDA, a clearance letter under the premarket notification process, or 510(k) process, or an approval of a PMA from the FDA. To date, we have only submitted one NDA which was approved in June 2016, and one BLA which was approved for filing in January 2021. We have received FDA approval for our 4Kscore test for use in men age 45 and older who have not had a prior prostate biopsy or are biopsy negative and have an age-specific abnormal total PSA and/or abnormal digital rectal exam, but we have not received marketing approval or clearance for any of our other diagnostic product candidates that we currently plan to market. In response to the BLA we submitted for Somatrogon (hGH-CTP) Pfizer received a Complete Response Letter, to which we and Pfizer are responding. Obtaining approval of a NDA or PMA can be a lengthy, expensive, and uncertain process. With respect to medical devices, while the FDA reviews and clears a premarket notification in as little as three months, there is no guarantee that our products will qualify for this more expeditious regulatory process, which is reserved for Class I and II devices, nor is there any assurance that even if a device is reviewed under the 510(k) process that the FDA will review it expeditiously or determine that the device is substantially equivalent to a lawfully marketed non-PMA device. If the FDA fails to make this finding, then we cannot market the device. In lieu of acting on a premarket notification, the FDA may seek additional information or additional data which would further delay our ability to market the product. Furthermore, we are not permitted to make changes to a device approved through the PMA or 510(k) which affects the safety or efficacy of the device without first submitting a supplement application to the PMA and obtaining FDA approval or cleared premarket notification for that supplement. In some cases, the FDA may require clinical trials to support a supplement application. In addition, failure to comply with FDA, non-U.S. regulatory authorities, or other applicable U.S. and non-U.S. regulatory requirements may, either before or after product approval or clearance, if any, subject our company to administrative or judicially imposed sanctions, including, but not limited to the following:
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
We may also be required to comply with the data privacy and security laws of other countries in which we operate or from which we receive data transfers, including the General Data Protection Regulation (“GDPR”), which affects our European operations and possibly our laboratory and clinical development operations. The GDPR, which is wide-ranging in scope, governs the collection and use of personal data in the European Union and imposes operational requirements for companies that receive or process personal data of residents of the European Union that are different than those currently in place in the European Union. We have implemented policies and procedures required to comply with the new EU regulations but may be subject for penalties if we are found to be non-compliant.
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
Waste management is subject to federal and state regulations governing the transportation and disposal of medical waste including bodily fluids. In New Jersey, we are subject to the Comprehensive Medical Waste Management Act, which requires us to register as a generator of special medical waste. All of our medical waste is disposed of by a licensed interstate hauler. These records are audited by the State of New Jersey on a yearly basis. We are also subject to the Federal Hazardous Materials Transportation Law, and the Hazardous Materials Regulations. The federal government has classified hazardous medical waste as hazardous materials for the purpose of these regulations.

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

We have a large amount of goodwill and other intangible assets and we are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At December 31, 2022, we have goodwill and other intangible assets of $1.6 billion. Goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Examples of qualitative factors include our share price, our financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test previously performed.
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
We submitted the initial BLA with the FDA for approval of Somatrogon (hGH-CTP) in the U.S. and Pfizer received a Complete Response Letter in January 2022. Pfizer and OPKO have evaluated the FDA’s comments and will work with the agency to determine the best path forward for Somatrogon (hGH-CTP) in the United States. If we are unable to successfully commercialize Somatrogon (hGH-CTP) in the U.S., or changes in projections and assumptions negatively impact our forecast of net cash flows, we may be exposed to a material impairment charge related to the IPR&D for Somatrogon.
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
As of February 15, 2023, our directors, executive officers, principal stockholders and affiliated entities beneficially owned, in the aggregate, approximately 47.4% of our outstanding voting securities. Phillip Frost, M.D., our Chairman and CEO, is deemed to beneficially own, in the aggregate, approximately 31.6% of our Common Stock as of February 15, 2023. As

a result, Dr. Frost, acting with other members of management, would have the ability to significantly impact the election of our Board of Directors, the adoption or amendment of provisions in our Certificate of Incorporation, the approval of mergers and other significant corporate transactions and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which holders of our securities might otherwise recover a premium for their securities over current market prices.
A significant short position in our stock could have a substantial impact on the trading price of our stock.
Historically, there has been a significant “short” position in our Common Stock. As of January 31, 2023, investors held a short position of approximately 36,250,059 million shares of our Common Stock which represented approximately 4.7% of our outstanding Common Stock. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our Common Stock could cause our stock price to decline. Such stock price decrease could encourage further short-sales that could place additional downward pressure on our stock price. This could lead to further increases in the already large short position in our Common Stock and cause volatility in our stock price.
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
The table below summarizes certain information as to our significant physical properties as of December 31, 2022:

Location	Segment and Purpose	Type of Occupancy
Miami, FL	Diagnostics & Pharmaceutical: Corporate Headquarters	Leased
Natick, Massachusetts	Pharmaceuticals: Research and Development	Leased
Elmwood Park, NJ	Diagnostics: Main Laboratory	Leased
Kiryat Gat, Israel	Pharmaceutical: Research and Development, CTP	Leased
Woburn, MA	Diagnostics	Leased
Nesher, Israel	Pharmaceuticals: API Manufacturing	Leased
Guadalajara, Mexico	Pharmaceuticals: Pharmaceutical Manufacturing	Owned
Banyoles, Spain	Pharmaceuticals: Pharmaceutical Manufacturing	Owned
Palol de Revardit, Spain	Warehouse	Leased
Barcelona, Spain	Pharmaceuticals: Research and Development	Leased
Waterford, Ireland	Pharmaceuticals: Pharmaceutical Manufacturing	Leased
Santiago, Chile	Pharmaceuticals: Office; Warehouse	Leased

ITEM 3.     LEGAL PROCEEDINGS.
We are involved from time to time in various claims and legal actions arising in the ordinary course of business.

In February 2023, the Office of the Attorney General for the State of Texas (“TX OAG”) informed BioReference that it believes that, from 2005 to the present, BioReference may have violated the Texas Medicaid Fraud Prevention Act with respect to claims it presented to Texas Medicaid for reimbursement. BioReference has not determined whether there is any merit to the TX OAG claims nor can it determine the extent of any potential liability. While management cannot predict the outcome of these matters at this time, the ultimate outcome could be material to our business, financial condition, results of operations, and cash flows.
On December 29, 2022, the Israel Tax Authority (the “ITA”) issued an assessment against our subsidiary, OPKO Biologics in the amount of approximately $246 million (including interest) related to uncertain tax positions involving income recognition in connection with an examination of foreign tax returns for the 2014 through 2020 tax years. The ITA asserts in part that the classification of the commercialization rights in HgH CTP intellectual property should have been a sale, which would have constituted the sale of a capital asset, and accordingly, any royalty revenue calculation would have required adjustment. We are appealing this assessment and intend to exhaust all judicial remedies necessary to resolve the matter, as necessary, which could be a lengthy process. We cannot currently provide any assurance as to the outcome of this matter, including the likelihood of an unfavorable outcome.
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
On March 1, 2019, the Company received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice, Washington, DC. The CID sets forth document requests and interrogatories in connection with allegations that the Company and certain of its affiliates violated the False Claims Act and/or the Anti-Kickback Statute. On January 13, 2022, the Federal Government notified the U.S.D.C., Middle District Florida, Jacksonville Division, that it is declining to intervene in the matter but retains the right, via the Attorney General, to consent to any proposed dismissals of the action by the Court. On February 9, 2022, the States of Florida, Georgia, and Commonwealth of Massachusetts notified the U.S.D.C., Middle District Florida, Jacksonville Division, that they are declining to intervene in the matter. Notwithstanding the above declinations, on February 17, 2022, the Company was served with the Relator’s Summons and Complaint (“Complaint”), which had been previously sealed. The complaint alleges violations of the False Claims Act, the California Fraud Preventions Act, the Florida False Claims Act, the Massachusetts False Claims Act, the Georgia False Medicaid Claims Act, and illegal kickbacks. A motion to dismiss the Complaint was filed on April 25, 2022. Briefing on the motion to dismiss is complete. As of the date of this Annual Report on Form 10-K, the court has not decided the motion. While management cannot predict the outcome of these matters at this time, the ultimate outcome could be material to our business, financial condition, results of operations, and cash flows.
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

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our Common Stock is traded publicly on the NASDAQ Stock Market (“NASDAQ”) and the Tel Aviv Stock Exchange under the symbol “OPK”.
As of February 15, 2023, there were approximately 374 holders of record of our Common Stock.
We have not declared or paid any cash dividends on our Common Stock. No cash dividends have been previously paid on our Common Stock and none are anticipated in fiscal 2023. We repurchased no shares of Common Stock during the fourth quarter of the year ended December 31, 2022.

Stock Performance Graph
The following graph compares the five-year cumulative total return of our Common Stock with the S&P 500 Index and the NASDAQ Biotechnology Index. The graph assumes $100 invested on December 31, 2017 in our Common Stock and in each of the foregoing indices. The stock price performance reflected in the graph below is not necessarily indicative of future price performance.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
OPKO Health, Inc.	$100.00	$61.43	$30.00	$80.61	$98.16	$25.51
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
NASDAQ Biotechnology	100.00	91.14	114.02	144.15	144.18	129.59
Recent Sales of Unregistered Securities
All recent sales of unregistered securities were previously reported in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.
ITEM 6.     Selected Financial Data.
Not applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our product development efforts, business, financial condition, results of operations, strategies and prospects. You can identify forward-looking statements by the fact that these statements do not relate to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results and otherwise reflect our views related thereto only as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in “Item 1A — Risk Factors” of this Annual Report on Form 10-K. We do not undertake any obligation to update forward-looking statements except as required by applicable law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA.
OVERVIEW
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Health, LLC (“BioReference”), one of the nation’s largest full service laboratories with a 180-person sales and marketing team to drive growth and leverage new products, and we offer our 4Kscore prostate cancer test through BioReference. Our pharmaceutical business features Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency, and Somatrogon (hGH-CTP), a once-weekly human growth hormone injection for which we completed a successful phase 3 study in August 2019 and is partnered with Pfizer Inc. (“Pfizer”). Regulatory applications for Somatrogon (hGH-CTP) have been submitted to the applicable regulatory bodies for review in several countries around the world. In February 2022, the European Commission granted marketing authorization in the European Union for Somatrogon (hGH-CTP) under the brand name NGENLA® to treat children and adolescents from as young as 3 years of age with growth disturbance due to insufficient secretion of growth hormone and has been granted pricing approval in Germany. NGENLA® has also been approved in Japan, Canada, and Australia. We also submitted the initial Biologics License Application (“BLA”) with the FDA for approval of Somatrogon (hGH-CTP) in the United States and Pfizer received a complete response letter in January 2022. Pfizer and OPKO have evaluated the FDA’s comments and will work with the agency to determine an appropriate path forward for the advancement of Somatrogon (hGH-CTP). In May 2022, we acquired ModeX Therapeutics, Inc. (“ModeX”), a biotechnology company focused on developing innovative multi-specific immune therapies for cancer and infectious diseases candidates. ModeX has a robust early-stage pipeline with assets in key areas of immuno-oncology and infectious diseases, and we intend to further expand our pharmaceutical product pipeline through ModeX’s portfolio of development candidates.
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
We operate established pharmaceutical platforms in Ireland, Chile, Spain, Mexico, and the U.S.,which are generating revenue and from which we expect to generate positive cash flow and facilitate future market entry for our products currently in development. In addition, we have a development and commercial supply pharmaceutical company and a global supply chain operation and holding company in Ireland. We own a APIs manufacturer in Israel, which we expect will facilitate the development of our pipeline of molecules and compounds for our proprietary molecular diagnostic and therapeutic products.

RESULTS OF OPERATIONS
Impact of COVID-19
We continue to be a part of the coordinated public and private sector response to the COVID-19 pandemic. There continues to be a high level of uncertainty relating to the pandemic’s continuing evolution, including how governments and consumers will react to new developments and whether the pandemic will have a longer-term effect on the healthcare industry and patient habits. BioReference is providing COVID-19 solutions, including diagnostic molecular testing and serology antibody testing, to meet the testing needs of its customers, including physicians, health systems, long-term care facilities, governments, schools, employers, professional sports teams and entertainment venues, as well as the general public through relationships with retail pharmacy chains. However, the decline of COVID-19 infection rates and the normalization of living with COVID-19 following the increase in accessibility to COVID-19 vaccines and antiviral treatments has led to a decline in testing volumes, which has adversely affected our results of operations.
Throughout the pandemic, we have managed our company-wide lab operations specimen acquisition, logistics, procurement, customer service, and initiatives to manage our cost structure to match the ever changing COVID-19 testing volumes and to identify and capitalize on efficiencies in our core clinical lines of business. While BioReference benefitted from significant COVID-19 testing volumes in 2020 and 2021, demand declined in 2022 and we expect COVID-19 test demand to continue to decline in 2023 as compared to 2022.
Revenue from services for the year ended December 31, 2022 decreased by $851.5 million as compared to 2021 due to a decline in COVID-19 testing volumes. Excluding COVID-19 test volumes, for the year ended December 31, 2022, routine clinical test volume decreased 2.0% as compared to volumes for the year ended December 31, 2021.
Foreign Currency Exchange Rates
For the years ended December 31, 2022, 2021, and 2020, approximately 21.6%, 7.4%, and 5.7% of revenue was denominated in currencies other than the U.S. Dollar (USD). Our financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting the consolidated financial results. During the years ended December 31, 2022 and 2021, the most significant currency exchange rate exposures were to the Euro and Chilean Peso. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $39.9 million and $27.1 million at December 31, 2022 and 2021, respectively.
We are subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. We limit foreign currency transaction risk through hedge transactions with foreign currency forward contracts. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date. At December 31, 2022, we had 194 open foreign exchange forward contracts relating to inventory purchases on letters of credit with various amounts maturing monthly through January 2023 with a notional value totaling approximately $11.9 million. At December 31, 2021, we had 33 open foreign exchange forward contracts relating to inventory purchases on letters of credit with various amounts maturing monthly through January 2022 with a notional value totaling approximately $2.6 million.
For The Years Ended December 31, 2022 and 2021
Our consolidated income (loss) from operations for the years ended December 31, 2022 and 2021 is as follows:

	For the years ended December 31,
(In thousands)	2022	2021	Change	% Change
Revenues:
Revenue from services	$755,630	$1,607,106	$(851,476)	(53)%
Revenue from products	142,845	141,770	1,075	1%
Revenue from transfer of intellectual property and other	105,721	25,842	79,879	309%
Total revenues	1,004,196	1,774,718	(770,522)	(43)%
Costs and expenses:
Cost of revenue	715,977	1,193,194	(477,217)	(40)%
Selling, general and administrative	372,672	468,857	(96,185)	(21)%
Research and development	73,887	76,850	(2,963)	(4)%
Contingent consideration	(1,312)	(1,703)	391	23%
Amortization of intangible assets	87,784	50,278	37,506	75%
Gain on sale of assets	(18,559)	(31,508)	12,949	41%
Total costs and expenses	1,230,449	1,755,968	(525,519)	(30)%
Income (loss) from operations	(226,253)	18,750	(245,003)	(1307)%

Diagnostics

	For the years ended December 31,
(In thousands)	2022	2021	Change	% Change
Revenues
Revenue from services	$755,630	$1,607,106	(851,476)	(53)%
Total revenues	755,630	1,607,106	(851,476)	(53)%
Costs and expenses:
Cost of revenue	627,559	1,102,175	(474,616)	(43)%
Selling, general and administrative	284,388	357,633	(73,245)	(20)%
Research and development	12,024	18,652	(6,628)	(36)%
Amortization of intangible assets	23,870	30,579	(6,709)	(22)%
Gain on sale of assets	(18,559)	—	(18,559)	(100)%
Total costs and expenses	929,282	1,509,039	(579,757)	(38)%
Income (loss) from operations	(173,652)	98,067	(271,719)	(277)%
Revenue. Revenue from services for the year ended December 31, 2022 decreased by approximately $851.5 million compared to the year ended December 31, 2021. The decrease in revenue for the year ended December 31, 2022 primarily reflected reflects lower demand for COVID-19 testing and lower COVID-19 reimbursement of $650.3 million and $55.1 million, respectively. BioReference performed 3.1 million molecular tests for COVID-19 and 325 thousand serology antibody tests during the year ended December 31, 2022, which represented 28.7% of total testing volume for that period. In comparison, during the year ended December 31, 2021 Bio Reference performed 11.9 million molecular tests for COVID-19 and 0.7 million serology antibody tests,which represented 58.5% of total test volume for that period. The reduction in reimbursement reflected an increase in utilization of antigen point of care diagnostic tests as well as a change in the mix of customers which have varying contract prices depending on the level of services we provide.
For the year ended December 31, 2022, clinical test volume decreased $25.8 million compared to the year ended December 31, 2021. In addition, clinical test reimbursement decreased $54.0 million year over year as a result of the change in the mix of tests ordered. Furthermore, as a result of our sale of GeneDx (as defined below) in 2022, genomic test revenues decreased by $63.9 million for the year ended December 31, 2022, as compared to the prior year.
Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. For the year ended December 31, 2022, negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $21.5 million were recognized, primarily due to lower COVID-19 test reimbursement estimates. For the year ended December 31, 2021, positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $40.4 million were recognized, primarily due to an increase in COVID-19 test reimbursement estimates.
The composition of revenue from services by payor for the years ended December 31, 2022 and 2021 was as follows:

	For the years ended December 31,
(In thousands)	2022	2021
Healthcare insurers	$326,144	$520,244
Government payers	97,191	222,242
Client payers	316,309	843,405
Patients	15,986	21,215
Total	$755,630	$1,607,106
Client payors include cities, states and companies for which BioReference provides COVID-19 testing services.
Cost of revenue. Cost of revenue for the year ended December 31, 2022 decreased $474.6 million compared to the year ended December 31, 2021. Cost of revenue decreased primarily due to a decline in the volume of COVID-19 tests performed during the year ended December 31, 2022 compared to the year ended December 31, 2021. Cost of revenue for the year ended December 31, 2022 also decreased due to a decline in the number of genomic tests performed during the period as a result of changes in the test mix during the period. Cost of revenue for the year ended December 31, 2022, included $6.1 million in severance costs resulting from reductions in our workforce.
Selling, general and administrative expenses. Selling, general and administrative expenses for the years ended December 31, 2022 and 2021 were $284.4 million and $357.6 million, respectively. Selling, general and administrative expenses in our diagnostics segment decreased primarily due to our sale of the GeneDx. BioReference has and continues to implement significant cost-reduction initiatives and scaled back digital health investments as it looks to return to profitability following the buildup and then decline of COVID related testing. Selling, general and administrative expenses for the year ended December 31, 2021 includes $6.2 million of expense incurred in connection with certain legal matters.
Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the years ended December 31,
	2022	2021
External expenses:
Research and development employee-related expenses	8,691	13,266
Other internal research and development expenses	3,333	5,386
Total research and development expenses	$12,024	$18,652
The decrease in research and development expenses for the year ended December 31, 2022 primarily related to the development of more efficient clinical testing services at BioReference and as a result of the GeneDx Transaction.
Amortization of intangible assets. Amortization of intangible assets was $23.9 million and $30.6 million for the years ended December 31, 2022 and 2021, respectively. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Amortization expense declined during the year ended December 31, 2022 as a result of the GeneDx Transaction and due to acquired intangible assets becoming fully amortized.
Gain on sale of assets. Gain on sale of assets for the year ended December 31, 2022, was $18.6 million due to the sale of GeneDx Transaction.

Pharmaceuticals

	For the years ended December 31,
(In thousands)	2022	2021	Change	% Change
Revenues:
Revenue from products	$142,845	$141,770	$1,075	1%
Revenue from transfer of intellectual property and other	105,721	25,842	79,879	309%
Total revenues	248,566	167,612	80,954	48%
Costs and expenses:
Cost of revenue	88,418	91,059	(2,641)	(3)%
Selling, general and administrative	49,232	49,375	(143)	—%
Research and development	61,275	59,741	1,534	3%
Contingent consideration	(1,312)	(1,703)	391	23%
Amortization of intangible assets	63,914	19,699	44,215	224%
Gain on sale of asset	—	(31,508)	31,508	100%
Total costs and expenses	261,527	186,663	74,864	40%
Loss from operations	(12,961)	(19,051)	6,090	32%
Revenue. Revenue from products for the years ended December 31, 2022 and 2021 was $142.8 million and $141.8 million, respectively. The increase in revenue from products for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily attributable to an increase in sales in our international operating companies offset by foreign exchange fluctuations. Revenue from sales of Rayaldee for the years ended December 31, 2022 and 2021, was $27.3 million and $27.0 million, respectively. During the year ended December 31, 2022, we began to receive royalty payments from sales of Rayaldee from VFMCRP pursuant to the VFMCRP Agreement, and we expect these payments to increase as VFMCRP launches Rayaldee in additional territories throughout Europe. Revenue from transfer of intellectual property for the year ended December 31, 2022 reflects $85.0 million of regulatory milestone payments from Pfizer due from the commencement of sales from NGENLA (Somatrogon) in Europe and Japan, as well as royalty payments and gross profit share for both NGENLA (Somatrogon) and Pfizer’s Genotropin® (somatropin), $3.0 million related to a sales milestone pursuant to the VFMCRP Agreement, and $2.5 million from Nicoya tied to the first anniversary of the effective date of the Nicoya Agreement. For the years ended December 31, 2022, and December 31, 2021, revenue from transfer of intellectual property and other includes $9.3 million and $10.8 million, respectively, of revenue related to the Pfizer Transaction. For the year ended December 31, 2021, revenue from transfer of intellectual property and other also included $1.0 million related to the LeaderMed joint venture , $4.9 million related to the CAMP4 Agreement and a $5.0 million non-refundable upfront payment received under the Nicoya Agreement.
Cost of revenue. Cost of revenue for the year ended December 31, 2022 decreased $2.6 million compared to the year ended December 31, 2021 primarily due to a $3.8 million inventory reserve charge for Rayaldee recognized for the year ended December 31, 2021 and changes in the product mix during these annual periods, which were partially offset by the negative impact of foreign exchange fluctuations at our international operating companies.
Selling, general and administrative expenses. Selling, general and administrative expenses for the years ended December 31, 2022 and 2021 were $49.2 million and $49.4 million, respectively. The decrease in selling, general and administrative expenses was primarily due to a decrease in legal expenses and selling expenses related to Rayaldee. Selling, general and administrative expenses for the pharmaceutical segment for the years ended December 31, 2022 and 2021 included equity-based compensation expense of $1.2 million and $1.3 million, respectively.
Research and development expenses. Research and development expenses for the years ended December 31, 2022 and 2021 were $61.3 million and $59.7 million, respectively. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the years ended December 31,
	2022	2021
External expenses:
Manufacturing expense for biological products	$10,038	$9,718
Phase 3 studies	9,611	9,877
Post-marketing studies	35	70
Earlier-stage programs	14,347	17,268
Research and development employee-related expenses	25,440	19,497
Other internal research and development expenses	2,951	3,614
Third-party grants and funding from collaboration agreements	(1,147)	(303)
Total research and development expenses	$61,275	$59,741
The increase in research and development expenses for the year ended December 31, 2022 was primarily due to research expenses at ModeX Therapeutics, partially offset by lower expenses related to Somatrogon (hGH-CTP) due to the closure of the open-label extension studies in countries with marketing authorization, lower expenditure on the Rayaldee COVID-19 study due to the study’s completion, and lower spending as a result of the sale of one of EirGen’s facilities in Waterford, Ireland to Horizon Therapeutics in 2021 discussed below. Research and development expenses for the pharmaceutical segment for the years ended December 31, 2022 and 2021 included equity-based compensation expenses of $2.6 million and $1.3 million, respectively.
Contingent consideration. Contingent consideration for the years ended December 31, 2022 and 2021 was $1.3 million and $1.7 million reversal of expense, respectively. Contingent consideration for the years ended December 31, 2022 and 2021, was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal, and potential amounts payable to former stockholders of OPKO Renal in connection therewith, pursuant to our acquisition agreement in March 2013.
Amortization of intangible assets. Amortization of intangible assets was $63.9 million and $19.7 million, respectively, for the years ended December 31, 2022 and 2021. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. During the year ended December 31, 2022, we reclassified $590.2 million of IPR&D related to Somatrogon (hGH-CTP) from IPR&D in our Consolidated Balance Sheet upon the approval of NGENLA (Somatrogon) in Europe and Japan, which was the primary reason for the increase in amortization of intangible assets compared to the year ended December 31, 2021. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years.
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
Corporate

	For the years ended December 31,
(In thousands)	2022	2021	Change	% Change
Costs and expenses:
Cost of revenue	$—	$(40)	$40	100%
Selling, general and administrative	39,052	61,849	(22,797)	(37)%
Research and development	588	(1,543)	2,131	138%
Total costs and expenses	39,640	60,266	(20,626)	(34)%
Loss from operations	$(39,640)	$(60,266)	$20,626	34%

Operating loss for our unallocated corporate operations for the years ended December 31, 2022 and 2021 was $39.6 million and $60.3 million, respectively, and principally reflects general and administrative expenses incurred in connection with our corporate operations. The decrease in operating loss for our unallocated corporate operations for the year ended December 31, 2022 was driven by decreases in legal and professional fees incurred partially offset by an increase in equity based compensation.
Other
Interest income. Interest income for the years ended December 31, 2022 and 2021 was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the years ended December 31, 2022 and 2021 was $12.1 million and $18.9 million, respectively. Interest expense was principally related to interest incurred on the 2025 Notes, the 2023 Convertible Notes, the 2033 Senior Notes (each as defined below), as well as on BioReference’s outstanding debt under the Credit Agreement. The decrease in interest expense was primarily due to the impact of the adoption of ASU 2020-06 on the 2025 Notes. Due to the adoption of ASU 2020-06, interest expense decreased for the year ended December 31, 2022 compared to the prior year period due to the elimination of the discount created by recognizing a component of convertible debt in equity. Refer to Note 7 of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the years ended December 31, 2022 and 2021, was $649 thousand and $846 thousand of reversal of expense, respectively, which were principally related to the change in fair value on foreign currency forward exchange contracts at OPKO Chile.
Other income (expense), net. Other income (expense), net for the years ended December 31, 2022 and 2021, was $155.8 million and $14.8 million of expense, respectively. Other income (expense), net for the year ended December 31, 2022, includes $150.9 million of expense due to the decrease in the fair value of our investment in GeneDx Holdings. Other income (expense), net for the year ended December 31, 2021 primarily consisted of a $11.1 million non-cash loss related to the exchange of $55.4 million of the outstanding 2025 Notes and net unrealized losses recognized during the period on our investments in our equity securities.
Income tax benefit (provision). Our income tax benefit (provision) for the years ended December 31, 2022 and 2021 was $63.5 million and $(15.5) million, respectively, and reflects results using our expected effective tax rate. For the year ended December 31, 2022, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to a $22.5 million discrete benefit resulting from reduced tax rates applicable to foreign deferred tax liabilities, the impact from the IPR&D tax basis difference on deferred attribute realization as a result of the acquisition of ModeX, as well as the relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions, and operating results in tax jurisdictions which do not result in a tax benefit compared to year ended December 31, 2021.
Loss from investments in investees. We have made investments in certain early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses. Loss from investments in investees was $0.4 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively.
For The Years Ended December 31, 2021 and 2020
Our consolidated income (loss) from operations for the years ended December 31, 2021 and 2020 is as follows:

	For the years ended December 31,
(In thousands)	2021	2020	Change	% Change
Revenues:
Revenue from services	$1,607,106	$1,262,242	$344,864	27%
Revenue from products	141,770	119,952	21,818	18%
Revenue from transfer of intellectual property and other	25,842	53,219	(27,377)	(51)%
Total revenues	1,774,718	1,435,413	339,305	24%
Costs and expenses:
Cost of revenue	1,193,194	894,408	298,786	33%
Selling, general and administrative	468,857	355,573	113,284	32%
Research and development	76,850	75,316	1,534	2%
Contingent consideration	(1,703)	(3,989)	2,286	57%
Amortization of intangible assets	50,278	56,391	(6,113)	(11)%
Gain on sale of assets	(31,508)	—	(31,508)	(100)%
Total costs and expenses	1,755,968	1,377,699	378,269	27%
Income (loss) from operations	18,750	57,714	(38,964)	(68)%

Diagnostics

	For the years ended December 31,
(In thousands)	2021	2020	Change	% Change
Revenues
Revenue from services	$1,607,106	$1,262,242	344,864	27%
Revenue from transfer of intellectual property and other	—	16,240	(16,240)	(100)%
Total revenues	1,607,106	1,278,482	328,624	26%
Costs and expenses:
Cost of revenue	1,102,175	823,927	278,248	34%
Selling, general and administrative	357,633	266,488	91,145	34%
Research and development	18,652	15,003	3,649	24%
Contingent consideration	—	(2,066)	2,066	100%
Amortization of intangible assets	30,579	36,208	(5,629)	(16)%
Total costs and expenses	1,509,039	1,139,560	369,479	32%
Income from operations	98,067	138,922	(40,855)	(29)%
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

Pharmaceuticals

	For the years ended December 31,
(In thousands)	2021	2020	Change	% Change
Revenues:
Revenue from products	$141,770	$119,952	$21,818	18%
Revenue from transfer of intellectual property and other	25,842	36,979	(11,137)	(30)%
Total revenues	167,612	156,931	10,681	7%
Costs and expenses:
Cost of revenue	91,059	70,565	20,494	29%
Selling, general and administrative	49,375	50,476	(1,101)	(2)%
Research and development	59,741	61,149	(1,408)	(2)%
Contingent consideration	(1,703)	(1,923)	220	11%
Amortization of intangible assets	19,699	20,183	(484)	(2)%
Gain on sale of asset	(31,508)	—	(31,508)	(100)%
Total costs and expenses	186,663	200,450	(13,787)	(7)%
Loss from operations	(19,051)	(43,519)	24,468	56%
Revenue. The increase in revenue from products for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily attributable to an increase in sales at most of our international operating companies. Sales of Rayaldee were $27.0 million for the year ended December 31, 2021, as compared to $36.8 million for 2020. Sales of Rayaldee have been negatively impacted as a result of challenges in onboarding new patients due to the COVID-19 pandemic. Revenue from transfer of intellectual property for the years ended December 31, 2021 and 2020 principally reflected $10.8 million and $28.7 million, respectively, of revenue related to the Pfizer Transaction. Revenue from transfer of intellectual property and other for the year ended December 31, 2021 also included a $5.0 million non-refundable upfront payment we received under the Nicoya Agreement and receipt of a $4.9 million payment under the CAMP4 Agreement. Revenue from transfer of intellectual property for the year ended December 31, 2020 also included a $3.0 million milestone payment triggered by the first marketing approval of Rayaldee in Europe.
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
The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the years ended December 31,
	2021	2020
External expenses:
Manufacturing expense for biological products	$9,718	$5,326
Phase 3 studies	9,877	10,513
Post-marketing studies	70	1,270
Earlier-stage programs	17,268	14,811
Research and development employee-related expenses	19,497	21,931
Other internal research and development expenses	3,614	9,440
Third-party grants and funding from collaboration agreements	(303)	(2,142)
Total research and development expenses	$59,741	$61,149
Research and development expenses for the year ended December 31, 2021 was consistent with research and development expenses for the year ended December 31, 2020. Research and development expenses for the year ended December 31, 2021 were primarily due to expenses related to Somatrogon (hGH-CTP), a once-weekly human growth hormone injection for which we have partnered with Pfizer. Ongoing expenses for the Somatrogon (hGH-CTP) program support open label extension studies that will continue until the market launch of Somatrogon (hGH-CTP) in certain countries, as well as the preparation of applications for marketing approvals. Research and development expenses for the pharmaceutical segment for the years ended December 31, 2021 and 2020 included equity-based compensation expense of $1.3 million and $1.6 million, respectively.
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
Corporate

	For the years ended December 31,
(In thousands)	2021	2020	Change	% Change
Costs and expenses:
Cost of revenue	$(40)	$(84)	$44	52%
Selling, general and administrative	61,849	38,609	23,240	60%
Research and development	(1,543)	(836)	(707)	(85)%
Total costs and expenses	60,266	37,689	22,577	60%
Loss from operations	$(60,266)	$(37,689)	$(22,577)	(60)%
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
Interest expense. Interest expense for the years ended December 31, 2021 and 2020 was $18.9 million and $21.9 million, respectively. Interest expense was principally related to interest incurred on our Senior Convertible Notes due 2025 (the “2025 Notes”), our 5% Convertible Promissory Notes (the “2023 Convertible Notes”), our 3.0% Senior Notes due 2033 (the “2033 Senior Notes”), and BioReference’s outstanding debt under the Credit Agreement.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the years ended December 31, 2021 and 2020, was $846 thousand and $50 thousand of income, respectively. Derivative income for the year ended December 31, 2021, was principally related to the change in fair value on foreign currency forward exchange contracts at OPKO Chile.
Other income (expense), net. Other income (expense), net for the years ended December 31, 2021 and 2020, was $14.8 million of expense and $12.7 million of income, respectively. Other expense for the years ended December 31, 2021 primarily consisted of a $11.1 million non-cash loss related to the exchange of $55.4 million of the outstanding 2025 Notes for 19,051,270 shares of our Common Stock and net unrealized losses recognized during the period on our investments in our equity securities. Other income for the year ended December 31, 2020 primarily consisted of realized and unrealized gains recognized during the period on our investment in VBI Vaccines Inc., offset by net unrealized losses recognized during the period on our investment in Eloxx Pharmaceuticals, Inc. (“Eloxx”).
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

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2022, we had cash and cash equivalents of approximately $153.2 million. Cash used in operations of $95.2 million for year ended December 31, 2022 principally reflected general and administrative expenses related to our corporate operations and research and development activities. Cash provided by investing activities for the year ended December 31, 2022 primarily reflected proceeds of $115.4 million from the sale of GeneDx, which was partially offset by capital expenditures of $24.6 million. Cash provided by financing activities of $23.0 million primarily reflected net borrowings on our lines of credit. We have historically not generated sustained positive cash flow sufficient to offset our operating and other expenses, and our primary sources of cash have been from the public and private placement of equity, the issuance of the 2033 Senior Notes, 2023 Convertible Notes and 2025 Notes and credit facilities available to us.
On May 9, 2022, the Company entered into an Agreement and Plan of Merger (the “ModeX Merger Agreement”), in accordance with which we acquired ModeX, which became a wholly owned subsidiary of the Company on that date. The Company paid the entirety of the $300.0 million purchase price in shares of Common Stock (the “Consideration Shares”) to the former stockholders of ModeX. The Consideration Shares were valued at $219.4 million, based on the closing price per share of our Common Stock of $2.44 as reported by NASDAQ on the closing date, which reflected the deduction from the purchase price of the value of certain equity awards issued by the Company to ModeX employees in an aggregate amount equal to $12.4 million on the closing date. Included in the total fair value of consideration transferred of $221.7 million were $2.3 million of fully vested equity awards. The Company deposited 10% of the Consideration Shares in a twelve-month escrow for purposes of satisfying the potential indemnity obligations of the sellers under the ModeX Merger Agreement.
On April 29, 2022, the Company completed the GeneDx Transaction. GeneDx Holdings paid to the Company aggregate consideration of $150 million in cash (before deduction of transaction expenses and other customary purchase price adjustments), together with the Closing Shares. Additionally, subject to GeneDx achieving certain revenue targets for the fiscal years ending December 31, 2022 and 2023, we are eligible to receive an earnout payment in cash or stock (at GeneDx Holdings’ discretion) equal to a maximum of 30.9 million shares of GeneDx Holdings’ Class A common stock if paid in stock. Based on the closing stock price of GeneDx Holdings as of April 29, 2022, the total upfront consideration represented approximately $322 million, and the total aggregate consideration including the potential Milestone Consideration is approximately $447 million. We recognized a gain of $18.6 million on the GeneDx Transaction for the year ended December 31, 2022.
In April 2022, Pfizer notified OPKO that NGENLA (Somatrogon), a once-weekly injection to treat pediatric growth hormone deficiency, has received pricing approval in Germany and Japan. NGENLA was granted marketing authorization by the Ministry of Health, Labour and Welfare in Japan and by the European Commission in January and February of 2022, respectively. With the achievement of these milestones, we received $85.0 million in milestone payments during the year ended December 31, 2022 under the Restated Pfizer Agreement.
In February 2019, we issued $200.0 million aggregate principal amount of the 2025 Notes in an underwritten public offering. The 2025 Notes bear interest at a rate of 4.50% per year, payable semiannually in arrears on February 15 and August 15 of each year. These notes mature on February 15, 2025, unless earlier repurchased, redeemed or converted.
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
In May 2021, we entered into exchange agreements with certain holders of the 2025 Notes pursuant to which the holders exchanged $55.4 million in aggregate principal amount of the outstanding 2025 Notes for 19,051,270 shares of our Common Stock (the “Exchange”). As of December 31, 2022, an aggregate principal amount of $142.1 million of the 2025 Notes was outstanding.
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
As of December 31, 2022, the total commitments under our amended and restated credit agreement, dated August 30, 2021 (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“CB”) and our lines of credit with financial institutions in Chile and Spain were $63.2 million, of which $31.8 million was drawn as of December 31, 2022. At December 31, 2022, the weighted average interest rate on these lines of credit was approximately 5.5%. These lines of credit are short-term and are used primarily as a source of working capital. The highest aggregate principal balance at any time outstanding during the year ended December 31, 2022, was $66.5 million. We intend to continue to draw on these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
The Credit Agreement provides for a $75.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. The Credit Agreement matures on August 30, 2024 and is guaranteed by all of BioReference’s domestic subsidiaries, subject to certain exceptions. The Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, subject to certain exceptions, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base composed of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of December 31, 2022, $16.8 million remained available for borrowing under the Credit Agreement.
In connection with our agreements with Pfizer, VFMCRP, Nicoya and CAMP4, we are eligible to receive various milestone payments and royalty considerations. Under the terms of the Restated Pfizer Agreement, we are eligible to receive up to an additional $275.0 million upon the achievement of certain regulatory milestones, including $85 million which we received during the second quarter of 2022. In addition, we are eligible to receive initial tiered royalty payments associated with the commercialization of Somatrogon (hGH-CTP) for adult GHD with percentage rates ranging from the high teens to mid-twenties. Upon the launch of Somatrogon (hGH-CTP) for pediatric GHD in certain major markets, the royalties will transition to regional, tiered gross profit sharing for both Somatrogon (hGH-CTP) and Pfizer’s Genotropin®. Under the terms of the VFMCRP Agreement, we are entitled to receive up to an additional $17 million in regulatory milestones and $207 million in milestone payments tied to launch, pricing and sales of Rayaldee, including a $3.0 million milestone payment we recognized during the year ended December 31, 2022 following the first sale of Rayaldee in Europe. In addition, we are eligible to receive tiered, double-digit royalty payments. Under the terms of the Nicoya Agreement, we received an initial upfront payment of $5 million and are eligible to receive an aggregate of $5 million tied to the first anniversary of the effective date of the Nicoya Agreement, of which we have received $2.5 million. Furthermore, we are eligible to receive the additional $2.5 million upon the earlier of (i) Nicoya’s submission of the investigational new drug application to the Center for Drug Evaluation (“CDE”) of China, of which we received in February 2023. We are also eligible to receive up to an additional aggregate amount of $115 million upon the achievement of certain development, regulatory and sales-based milestones by Nicoya for the Nicoya Product in the Nicoya Territory. We will also receive tiered, double digit royalty payments at rates in the low double digits on net product sales within the Nicoya Territory and in the Nicoya Field. Under the terms of the CAMP4 Agreement, we received an initial upfront payment of $1.5 million and we are eligible to receive up to $3.5 million in development milestone payments for Dravet syndrome products, and $4 million for non-Dravet syndrome products, as well as sales milestones of up to $90 million for Dravet syndrome products and up to $90 million for non-Dravet syndrome products.
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
We believe that the cash and cash equivalents on hand at December 31, 2022, and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements, and the timing of those requirements, will depend on a number of factors, including the evolving impact of the COVID-19 pandemic on our business, the approval and success of our products in development, particularly our long acting Somatrogon (hGH-CTP) for which we have received approval in Europe, Japan, Australia and Canada, submitted for approval in the U.S. and received a Complete Response Letter in January 2022, the approval and success of Somatrogon (hGH-CTP) outside the United States, including in Europe, Japan, Australia and Canada, the commercial success of Rayaldee, BioReference’s financial performance, possible acquisitions and dispositions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and results of government investigations, payor claims, and legal proceedings that may arise, including, without limitation class action and derivative litigation to which we are subject, and our ability to obtain insurance coverage for such claims. We have historically not generated sustained positive cash flow and if we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions or reduce our marketing or sales efforts or cease operations.
Additionally, the rapid development and fluidity of the COVID-19 pandemic and new variants of the virus makes it very difficult to predict its ultimate impact on our business, results of operations and liquidity. The pandemic presents a significant uncertainty that could materially and adversely affect our results of operations, financial condition and cash flows. For example, testing needs for COVID-19 decreased significantly as a result of declining infection rates and the normalization of living with COVID-19 following the increase in accessibility to COVID-19 vaccines and antiviral treatments, which negatively impacted our COVID-19-related diagnostics testing services provided by BioReference and our results of operations, which had been positively affected by COVID-19 during 2020 and 2021. The combination of potential disruptions to our business resulting from COVID-19 together with and volatile credit and capital markets could adversely impact our future liquidity, which could have an adverse effect on our business and results of operations. We will continue to monitor and assess the impact COVID-19 and new variants of the virus may have on our business and financial results.
The following table provides information as of December 31, 2022, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Open purchase orders	$58,131	$236	$5	$—	$—	$—	$58,372
Operating leases	11,628	7,340	4,621	3,424	3,200	9,378	39,591
Capital leases	2,709	2,283	1,683	1,057	241	1,925	9,898
2033 Senior Notes, 2025 and 2023 Convertible Notes	3,050	—	210,371	—	—	—	213,421
Mortgages and other debts payable	1,921	1,716	1,382	1,174	928	4,091	11,212
Lines of credit	31,820	—	—	—	—	—	31,820
Interest commitments	6,957	6,790	1,235	209	185	641	16,017
Total	$116,216	$18,365	$219,297	$5,864	$4,554	$16,035	$380,331
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
•Contingent consideration that includes payments upon achievement of certain milestones including meeting development milestones such as the completion of successful clinical trials, NDA approvals by the FDA and revenue milestones upon the achievement of certain revenue targets all of which are anticipated to be paid within the next seven years and are payable in either shares of our Common Stock or cash, at our option, and that may aggregate up to $141.8 million.
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
Goodwill and intangible assets. Goodwill, IPR&D and other intangible assets acquired in business combinations, licensing and other transactions was $1.6 billion and $1.4 billion at December 31, 2022 and 2021, respectively.
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
Goodwill was $595.9 million and $520.6 million at December 31, 2022 and 2021, respectively. In addition, Assets held for sale at December 31, 2021 included $151.8 million of goodwill related to GeneDx. Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value.
Net intangible assets other than goodwill were $1.0 billion and $1.1 billion at December 31, 2022 and 2021, respectively, including IPR&D of $195.0 million and $590.2 million at December 31, 2022 and 2021, respectively. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products and IPR&D. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges may occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment.
Upon obtaining regulatory approval, IPR&D assets are then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the project is abandoned, the IPR&D asset is charged to expense. Finite lived intangible assets are tested for impairment when events or changes in circumstances indicate it is more likely than not that the carrying amount of such assets may not be recoverable. The testing includes a comparison of the carrying amount of the asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment charges were recognized for the years ended December 31 2022, 2021, and 2020.
We believe that our estimates and assumptions in testing goodwill and other intangible assets, including IPR&D, for impairment are reasonable and otherwise consistent with assumptions that marketplace participants would use in their estimates of fair value. Based on the current financial performance of our diagnostic segment, if future results are not consistent with our estimates and assumptions, then we may be exposed to impairment charges, which could be material. In our pharmaceutical segment, Pfizer submitted the initial BLA with the FDA for approval of Somatrogon (hGH-CTP) in the United States, and Pfizer received a Complete Response Letter in January 2022. Pfizer and OPKO have evaluated the FDA’s comments and will work with the agency to determine the best path forward for Somatrogon (hGH-CTP) in the United States. If we are unable to get approval for Somatrogon (hGH-CTP) in the United States, then we may be exposed to impairment charges, which could be material.
In the first quarter of 2022, we reclassified $590.2 million of IPR&D related to Somatrogon (hGH-CTP) from IPR&D in our Consolidated Balance Sheet upon the approval of NGENLA (Somatrogon) in Europe and Japan. The assets are being amortized on a straight-line basis over their estimated useful life of approximately 12 years.
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $87.8 million, $50.3 million and $56.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. For the year ended December 31, 2022, negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $21.5 million million were recognized. For the years ended December 31, 2021 and 2020, positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $40.4 million and $0.3 million were recognized, respectively.
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
Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of December 31, 2022 and 2021, we have liabilities of approximately $1.8 million and $5.0 million within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.
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
We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the years ended December 31, 2022, 2021 and 2020, we recognized $27.3 million, $27.0 million and $36.8 million in net product revenue from sales of Rayaldee.
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
For the years ended December 31, 2022, 2021 and 2020 we recorded $105.7 million, $25.8 million and $53.2 million of revenue from the transfer of intellectual property and other, respectively. For the year ended December 31, 2022, revenue from transfer of intellectual property and other principally reflects $85.0 million regulatory milestone payments from Pfizer based on the commencement of sales from NGENLA (Somatrogon) in Europe and Japan, as well as royalty payments and gross profit share for both NGENLA (Somatrogon) and Pfizer’s Genotropin®, $3.0 million related to a sales milestone pursuant to the VFMCRP Agreement, and $2.5 million from Nicoya tied to the first anniversary of the effective date of the agreement. For the years ended December 31, 2022, and December 31, 2021, revenue from transfer of intellectual property and other principally reflects $9.3 million and $10.8 million, respectively, of revenue related to the Pfizer Transaction. Furthermore, For the year ended December 31, 2021, revenue from transfer of intellectual property and other principally includes $1.0 million related to the LeaderMed joint venture (as defined below), $4.9 million related to the CAMP4 Agreement (as defined below) and a $5.0 million non-refundable upfront payment received under the Nicoya Agreement (as defined below). For the year ended December 31, 2020, revenue from transfer of intellectual property and other principally reflects $28.7 million of revenue related to the Pfizer Transaction (as defined in Note 16), $16.2 million of grants received by BioReference under the Coronavirus Aid, Relief, and Economic Security (CARES) Act and a $3 million milestone payment triggered by the first marketing approval of Rayaldee in Europe.
Contract liabilities relate to cash consideration that OPKO receives in advance of satisfying the related performance obligations. Changes in the contractual liabilities balance for the years ended December 31, 2022 are as follows:

(In thousands)
Balance at December 31, 2021	$466
Balance at December 31, 2022	138
Revenue recognized in the period from:
Amounts included in contracts liability at the beginning of the period	$328
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
While we have receivables due from federal and state governmental agencies, such receivables are not a credit risk because federal and state governments fund the related healthcare programs. Payment is primarily dependent upon submitting appropriate documentation. At December 31, 2022 and 2021, receivable balances (net of explicit and implicit price concessions) from Medicare and Medicaid were 14% and 8%, respectively, of our consolidated Accounts receivable, net. At December 31, 2021, receivable balances (net of explicit and implicit price concessions) due directly from states, cities and other municipalities, specifically related to our real-time reverse-transcription polymerase chain reaction (real-time RT-PCR) assay to detect COVID-19 are 4.1% of our consolidated accounts receivable, net.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At December 31, 2022 and 2021, receivables due from patients represented approximately 2.9% and 1.7%, respectively, of our consolidated accounts receivable, net.
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for credit losses was $4.2 million and $1.8 million at December 31, 2022 and 2021, respectively. The credit loss expense for the years ended December 31, 2022, 2021 and 2020 was $0.3 million, $0.4 million and $0.2 million, respectively.
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
Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which are used in our testing laboratories. Inventory obsolescence expense for the years ended December 31, 2022, 2021 and 2020 was $4.1 million, $6.5 million and $4.4 million, respectively.
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
Under the modified approach, entities applied the guidance to all financial instruments that are outstanding as of the beginning of the year of adoption with the cumulative effect recognized as an adjustment to the opening balance of retained earnings. ASU 2020-06 eliminates the cash conversion and beneficial conversion feature models in ASC 470-20 that require an issuer of certain convertible debt and preferred stock to separately account for embedded conversion features as a component of equity. The adoption of ASU 2020-06 at January 1, 2022 resulted in an increase of the 2025 Convertible notes of $21.6 million, a reduction of the Accumulated deficit of $17.5 million and a reduction of Additional paid-in capital of $39.1 million.
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
For the years ended December 31, 2022, 2021, and 2020, approximately 21.6%, 7.4%, and 5.7% of revenue was denominated in currencies other than the U.S. Dollar (USD). Our financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting the consolidated financial results. During the years ended December 31, 2022 and 2021, the most significant currency exchange rate exposures were to the Euro and Chilean Peso. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $39.9 million and $27.1 million at December 31,

2022 and 2021, respectively. For the year ended December 31, 2022, fluctuations in exchange rates exposed us to additional foreign currency transaction risk, and as a consequence we entered into significantly more open foreign exchange forward contracts than in the prior year. For information on such open foreign exchange forward contracts for the years ended December 31, 2022 and 2021 see “Management’s Discussion and Analysis—Results of Operations— Foreign Currency Exchange Rates.”
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
At December 31, 2022, we had cash and cash equivalents of $153.2 million. The weighted average interest rate related to our cash and cash equivalents for the year ended December 31, 2022 was less than 1%. As of December 31, 2022, the principal outstanding balances under BioReference’s Credit Agreement with CB and our Chilean and Spanish lines of credit was $31.8 million in the aggregate at a weighted average interest rate of approximately 5.5%.
In 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. However, in March 2021, the Ice Benchmark Administration announced that it will continue to publish the U.S. overnight, one-month, three-month, six-month and 12-month LIBOR through at least June 30, 2023. In July 2021, the Alternative Reference Rates Committee formally recommended the use of the CME's Group's forward-looking SOFR as a replacement to LIBOR. The agreements governing our variable rate indebtedness currently include mechanisms pursuant to which the underlying interest rates will be determined according to an alternative index that replaces LIBOR. Because there is still great uncertainty in the market with respect to the elimination of LIBOR and the potential transition to a replacement rate, the impact of such changes on our future debt repayment obligations, results of operations and financial condition remains uncertain.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of OPKO Health, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OPKO Health, Inc., and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule included at Item 15(a)(1) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2023 expressed an unqualified opinion thereon.

Adoption of ASU No. 2020-06

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for convertible debt instruments in 2022 due to the adoption of ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Variable Consideration in Determining Revenue from Services
Description of the Matter
For the year ended December 31, 2022, the Company recorded revenue from services of $755.6 million. As discussed in Note 15 to the consolidated financial statements, revenue from services includes amounts due under third-party and government payer programs, net of estimates for explicit and implicit price concessions and other elements of variable consideration. The Company estimates variable consideration by evaluating, among other factors, recent collections experience as well as changes in reimbursement regulations, claims processing and coverage determinations.

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
February 27, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of OPKO Health, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited OPKO Health, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, OPKO Health, Inc, and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 27, 2023, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Miami, Florida
February 27, 2023

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$153,191	$134,710
Accounts receivable, net	127,312	259,637
Inventory, net	74,060	86,502
Other current assets and prepaid expenses	39,962	27,170
Assets held for sale	—	314,994
Total current assets	394,525	823,013
Property, plant and equipment, net	82,879	79,727
Intangible assets, net	823,520	321,683
In-process research and development	195,000	590,200
Goodwill	595,851	520,601
Investments	28,080	10,729
Operating lease right-of-use assets	38,725	44,228
Other assets	8,679	9,534
Total assets	$2,167,259	$2,399,715
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$66,993	$82,040
Accrued expenses	98,269	193,493
Current maturities of operating leases	11,628	11,624
Current portion of convertible notes	3,050	—
Liabilities associated with assets held for sale	—	28,156
Current portion of lines of credit and notes payable	33,540	14,695
Total current liabilities	213,480	330,008
Operating lease liabilities	27,963	33,097
Convertible notes	210,371	187,935
Deferred tax liabilities	126,426	148,487
Other long-term liabilities, principally contract liabilities, contingent consideration and lines of credit	27,371	15,062
Total long-term liabilities	392,131	384,581
Total liabilities	605,611	714,589
Equity:
Common Stock - $0.01 par value, 1,000,000,000 shares authorized; 781,306,164 and 690,082,283 shares issued at December 31, 2022 and 2021, respectively	7,813	6,901
Treasury Stock, - 8,655,082 shares at December 31, 2022 and 2021, respectively	(1,791)	(1,791)
Additional paid-in capital	3,421,872	3,222,487
Accumulated other comprehensive loss	(43,323)	(30,495)
Accumulated deficit	(1,822,923)	(1,511,976)
Total shareholders’ equity	1,561,648	1,685,126
Total liabilities and equity	$2,167,259	$2,399,715

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the years ended December 31,
	2022	2021	2020
Revenues:
Revenue from services	$755,630	$1,607,106	$1,262,242
Revenue from products	142,845	141,770	119,952
Revenue from transfer of intellectual property and other	105,721	25,842	53,219
Total revenues	1,004,196	1,774,718	1,435,413
Costs and expenses:
Cost of service revenue	627,548	1,102,172	823,899
Cost of product revenue	88,429	91,022	70,509
Selling, general and administrative	372,672	468,857	355,573
Research and development	73,887	76,850	75,316
Contingent consideration	(1,312)	(1,703)	(3,989)
Amortization of intangible assets	87,784	50,278	56,391
Gain on sale of assets	(18,559)	(31,508)	—
Total costs and expenses	1,230,449	1,755,968	1,377,699
Operating income (loss)	(226,253)	18,750	57,714
Other income and (expense), net:
Interest income	1,981	28	152
Interest expense	(12,056)	(18,880)	(21,934)
Fair value changes of derivative instruments, net	649	846	50
Other income (expense), net	(155,842)	(14,769)	12,701
Other income and (expense), net	(165,268)	(32,775)	(9,031)
Income (loss) before income taxes and investment losses	(391,521)	(14,025)	48,683
Income tax benefit (provision)	63,499	(15,489)	(17,617)
Net income (loss) before investment losses	(328,022)	(29,514)	31,066
Loss from investments in investees	(383)	(629)	(480)
Net income (loss)	$(328,405)	$(30,143)	$30,586
Income (loss) per share basic and diluted:
Income (loss) per share	$(0.46)	$(0.05)	$0.05
Weighted average number of common shares outstanding, basic and diluted	719,060,942	648,077,716	640,655,290

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the years ended December 31,
	2022	2021	2020
Net income (loss)	$(328,405)	$(30,143)	$30,586
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	(12,828)	(26,270)	17,845
Comprehensive income (loss)	$(341,233)	$(56,413)	$48,431

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data)
For the years ended December 31, 2022, 2021, 2020

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2019	670,378,701	$6,704	(549,907)	$(1,791)	$3,142,993	$(22,070)	$(1,511,077)	$1,614,759
Equity-based compensation expense	—	—	—	—	8,947	—	—	8,947
Exercise of common stock options and warrants	206,875	2	—	—	754	—	—	756
Adoption of ASC 326	—	—	—	—	—	—	(1,342)	(1,342)
Net income	—	—	—	—	—	—	30,586	30,586
Other comprehensive income	—	—	—	—	—	17,845	—	17,845
Balance at December 31, 2020	670,585,576	$6,706	(549,907)	$(1,791)	$3,152,694	$(4,225)	$(1,481,833)	$1,671,551

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2020	670,585,576	$6,706	(549,907)	$(1,791)	$3,152,694	$(4,225)	$(1,481,833)	$1,671,551
Equity-based compensation expense	—	—	—	—	13,632	—	—	13,632
Exercise of common stock options and warrants	445,437	5	—	—	1,076	—	—	1,081
Conversion of 2025 convertible notes	19,051,270	190	(8,105,175)	—	55,085	—	—	55,275
Net loss	—	—	—	—	—	—	(30,143)	(30,143)
Other comprehensive loss	—	—	—	—	—	(26,270)	—	(26,270)
Balance at December 31, 2021	690,082,283	$6,901	(8,655,082)	$(1,791)	$3,222,487	$(30,495)	$(1,511,976)	$1,685,126

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2021	690,082,283	$6,901	(8,655,082)	$(1,791)	$3,222,487	$(30,495)	$(1,511,976)	$1,685,126
Equity-based compensation expense	—	—	—	—	18,509	—	—	18,509
Exercise of common stock options and warrants	629,837	6	—	—	(780)	—	—	(774)
Adoption of ASU 2020-06	—	—	—	—	(39,100)	—	17,458	(21,642)
ModeX Acquisition	90,594,044	906	—	—	220,756	—	—	221,662
Net loss	—	—	—	—	—	—	(328,405)	(328,405)
Other comprehensive loss	—	—	—	—	—	(12,828)	—	(12,828)
Balance at December 31, 2022	781,306,164	$7,813	(8,655,082)	$(1,791)	$3,421,872	$(43,323)	$(1,822,923)	$1,561,648
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$(328,405)	$(30,143)	$30,586
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	108,655	78,716	85,362
Non-cash interest	2,750	9,389	9,994
Amortization of deferred financing costs	1,161	785	847
Losses from investments in investees	383	629	480
Equity-based compensation – employees and non-employees	18,509	13,632	8,947
Non-cash revenue from the transfer of intellectual property	—	(3,801)	—
Realized loss (gain) on disposal of fixed assets and sales of equity securities	(455)	(33,922)	(10,681)
Loss on conversion of the 2025 Notes	—	11,111	—
Change in fair value of equity securities and derivative instruments	153,835	3,967	(101)
Change in fair value of contingent consideration	(1,312)	(1,703)	(3,989)
Gain on sale of GeneDx	(18,559)	—	—
Deferred income tax provision	(74,405)	10,159	15,640
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	128,602	5,232	(150,437)
Inventory, net	13,662	30,684	(77,642)
Other current assets and prepaid expenses	(3,416)	1,478	20,504
Other assets	1,935	260	(447)
Accounts payable	(9,388)	(10,847)	37,159
Foreign currency measurement	2,369	2,345	(3,185)
Contract liabilities	(329)	(15,911)	(5,389)
Accrued expenses and other liabilities	(90,781)	(33,723)	81,828
Net cash (used in) provided by operating activities	(95,189)	38,337	39,476
Cash flows from investing activities:
Investments in investees	—	(2,000)	—
Proceeds from sale of investments	115,423	8,079	15,110
Acquisition of businesses, net of cash acquired	(1,758)	(4,000)	—
Proceeds from the sale of property, plant and equipment	1,951	66,026	245
Capital expenditures	(24,578)	(32,156)	(33,682)
Net cash (used in) provided by investing activities	91,038	35,949	(18,327)
Cash flows from financing activities:
Debt issuance costs	—	(188)	—
Net activity from the exercise of common stock options and warrants	(774)	1,081	756
Borrowings on lines of credit	1,059,519	1,684,713	1,107,866
Repayments of lines of credit	(1,035,774)	(1,695,956)	(1,143,698)
Net cash (used in) provided by financing activities	22,971	(10,350)	(35,076)
Effect of exchange rate changes on cash and cash equivalents	(339)	(1,437)	686
Net increase (decrease) in cash and cash equivalents	18,481	62,499	(13,241)
Cash and cash equivalents at beginning of period	134,710	72,211	85,452
Cash and cash equivalents at end of period	$153,191	$134,710	$72,211
SUPPLEMENTAL INFORMATION:
Interest paid	$7,420	$8,515	$10,908
Income taxes paid, net of refunds	$8,037	$5,969	$(903)
Operating lease right-of-use assets obtained in exchange for lease obligations	$—	$6,493	$—
Assets acquired by finance leases	$4,717	$—	$—
Non-cash financing:
Shares issued upon the conversion of:
2025 convertible Notes	$—	$68,775	$—
Common Stock options and warrants, surrendered in net exercise	$1,268	$—	$—
Issuance of common stock for acquisition of ModeX	$221,662	$—	$—
Fair value of shares included in consideration from GeneDx Holdings	$172,000	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Business and Organization
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Health, LLC (“BioReference”), one of the nation’s largest full service laboratories with a 180-person sales and marketing team to drive growth and leverage new products, and we offer our 4Kscore prostate cancer test through BioReference. Our pharmaceutical business features Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency, and Somatrogon (hGH-CTP), a once-weekly human growth hormone injection for which we completed a successful phase 3 study in August 2019 and is partnered with Pfizer Inc. (“Pfizer”). Regulatory applications for Somatrogon (hGH-CTP) have been submitted to the applicable regulatory bodies for review in several countries around the world. In February 2022, the European Commission granted marketing authorization in the European Union for Somatrogon (hGH-CTP) under the brand name NGENLA® to treat children and adolescents from as young as 3 years of age with growth disturbance due to insufficient secretion of growth hormone and has been granted pricing approval in Germany. NGENLA® has also been approved in Japan, Canada, and Australia. We also submitted the initial Biologics License Application (“BLA”) with the FDA for approval of Somatrogon (hGH-CTP) in the United States and Pfizer received a complete response letter in January 2022. Pfizer and OPKO have evaluated the FDA’s comments and will work with the agency to determine an appropriate path forward for the advancement of Somatrogon (hGH-CTP). In May 2022, we acquired ModeX Therapeutics, Inc. (“ModeX”), a biotechnology company focused on developing innovative multi-specific immune therapies for cancer and infectious diseases candidates. ModeX has a robust early-stage pipeline with assets in key areas of immuno-oncology and infectious diseases, and we intend to further expand our pharmaceutical product pipeline through ModeX’s portfolio of development candidates.
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
We operate established pharmaceutical platforms in Spain, Ireland, Chile, and Mexico, which are generating revenue and from which we expect to generate positive cash flow and facilitate future market entry for our products currently in development. We have a development and commercial supply pharmaceutical company as well as a global supply chain operation. We also own a specialty active pharmaceutical ingredients (“APIs”) manufacturer in Israel, which we expect will facilitate the development of our pipeline of molecules and compounds for our proprietary molecular diagnostic and therapeutic products.
Our research and development activities are primarily performed at facilities in Woburn, MA, Waterford, Ireland, Kiryat
Gat, Israel, and Barcelona, Spain.
On May 9, 2022 (the “Closing Date”), the Company entered into an Agreement and Plan of Merger (the “ModeX Merger Agreement”), in accordance with which we acquired ModeX pursuant to a merger in which ModeX survived as a wholly owned subsidiary of the Company. The Company paid the entirety of the $300.0 million purchase price pursuant to the issuance of an aggregate of 89,907,310 shares (the “Consideration Shares”) of the Company’s common stock, par value $0.01 per share (“Common Stock”), of which 10% were deposited in a twelve-month escrow for purposes of satisfying the potential indemnity obligations of the sellers under the ModeX Merger Agreement. Additionally, the Company issued equity awards to ModeX employees in an amount equal to $12.4 million, which was deducted from the consideration payable on the Closing Date. If any of such awards are forfeited or otherwise remain unvested on the four-year anniversary of the Closing Date, up to 812,792 shares of Common Stock may be distributed pro rata to ModeX’s former stockholders in respect of such forfeited or unvested awards. Shares of Common Stock with respect to such potential distribution have been escrowed and will remain escrowed for such four-year period. For accounting purposes, the Consideration Shares were valued at $219.4 million, based on the closing price per share of our Common Stock of $2.44 as reported by NASDAQ Global Select Market (“NASDAQ”) on the Closing Date. Included in the total fair value of consideration transferred of $221.7 million were $2.3 million of fully vested equity awards.

On January 14, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (the “GeneDx Merger Agreement”) with Sema4 Holdings Corp., a Delaware corporation (“Sema4”), pursuant to which Sema4 acquired the Company’s former subsidiary, GeneDx LLC, (f/k/a GeneDx, Inc. “GeneDx”), in a transaction (the “GeneDx Transaction”) that closed on April 29, 2022 (the “GeneDx Closing”).
Upon the GeneDx Closing, GeneDx Holdings paid to the Company aggregate consideration of $150 million in cash (before deduction of transaction expenses and other customary purchase price adjustments), together with 80.0 million shares (the “Closing Shares”) of GeneDx Holdings’ Class A common stock, par value $0.0001 per share (“GeneDx Holdings Common Stock”). Additionally, subject to GeneDx achieving certain revenue targets for the fiscal years ending December 31, 2022 and 2023, we are eligible to receive an earnout payment in cash or stock (at GeneDx Holdings’ discretion) equal to a maximum of 30.9 million shares of GeneDx Holdings’ Class A common stock if paid in stock. Based on the closing price of GeneDx Holdings Common Stock on April 29, 2022, the total upfront consideration was approximately $322 million, and the total aggregate consideration, including the potential Milestone Consideration, was approximately $447 million.
In connection with the transactions contemplated by the GeneDx Merger Agreement, on January 14, 2022, the Company entered into a Shareholder Agreement (the “GeneDx Holdings Shareholder Agreement”) with GeneDx Holdings, pursuant to which the Company has agreed to, among other things, be subject to a lock-up period with respect to its shares of GeneDx Holdings Common Stock, which expires on April 29, 2023 with respect to the Closing Shares, and, if earned and received, would extend for periods of one-year and six-months from the date of issuance of such shares in respect of the first and second potential Milestone Consideration payments, respectively.
Pursuant to the GeneDx Merger Agreement, the Company designated, and GeneDx Holdings nominated for election an individual to serve on the board of directors of GeneDx Holdings, and such nominee was elected by GeneDx Holdings’ stockholders to serve as a director until GeneDx Holdings’ 2024 annual meeting of stockholders. In addition, the Company has further agreed to certain standstill provisions whereby, subject to certain exceptions, it is obligated to refrain from taking certain actions with respect to the GeneDx Holdings Common Stock. The Company has also agreed to vote its shares of GeneDx Holdings Common Stock in accordance with the recommendations of GeneDx Holdings’s board of directors for so long as it continues to hold at least 5% of the outstanding shares of GeneDx Holdings Common Stock. Further, GeneDx Holdings has also granted the Company certain customary shelf, piggyback and demand registration rights that require GeneDx Holdings to register the shares of the Company’s shares of GeneDx Holdings Common Stock for resale under the Securities Act. OPKO intends to have a designee serving on GeneDx Holdings’s board of directors through the lock-up period applicable to the Company’s shares of GeneDx Holdings Common Stock. Such designee may continue to sit on the GeneDx Holdings board if elected by the GeneDx Holdings stockholders. Therefore, OPKO is not actively participating in the policy-making process of GeneDx Holdings. We recognized a $18.6 million gain on the sale of GeneDx during the year ended December 31, 2022.
As of December 31, 2021, GeneDx met the held-for-sale accounting criteria and the related assets and liabilities are classified as held for sale in the consolidated balance sheet. GeneDx was included in our diagnostics segment as of December 31, 2021.
In June 2021, EirGen Pharma Limited (“EirGen”), our wholly owned subsidiary, entered into a definitive agreement to sell one of its facilities in Waterford, Ireland to Horizon Therapeutics plc for $65 million in cash less certain assumed and accrued liabilities relating to transferred employees. The facility, which was formerly included in our pharmaceutical segment, housed EirGen’s sterile-fill-finish business and was no longer a core component of our ongoing operations and business strategy. The transaction closed in the third quarter of 2021. We recognized a $31.5 million gain on the sale of the facility during the year ended December 31, 2021.

Note 2 Impact of COVID-19 and foreign exchange rates
Impact of COVID-19
We continue to be a part of the coordinated public and private sector response to the COVID-19 pandemic. There continues to be a high level of uncertainty relating to the pandemic’s continuing evolution, including how governments and consumers will react to new developments, and whether the pandemic will have a longer-term effect on the healthcare industry and patient habits. BioReference has been providing COVID-19 solutions, including diagnostic molecular testing and serology antibody testing, to meet the testing needs of its customers, including physicians, health systems, long-term care facilities, governments, schools, employers, professional sports teams and entertainment venues, as well as the general public through relationships with retail pharmacy chains.

Throughout the pandemic, we have managed our company-wide lab operations specimen acquisition, logistics, procurement, customer service, and initiatives to manage our cost structure to match the ever changing COVID-19 testing volumes and to identify and capitalize on efficiencies in our core clinical lines of business. While BioReference benefitted from significant COVID-19 testing volumes in 2020 and 2021, demand declined in 2022 and we expect COVID-19 test demand to continue to decline in 2023 as compared to 2022.
Revenue from services for the year ended December 31, 2022 decreased by $851.5 million as compared to 2021 due to COVID-19 testing volumes. Excluding COVID-19 test volumes, for the year ended December 31, 2022, routine clinical test volume decreased 2.0% as compared to volumes for the year ended December 31, 2021.
Foreign Currency Exchange Rates
For the years ended December 31, 2022, 2021, and 2020, approximately 21.6%, 7.4%, and 5.7% of revenue were denominated in currencies other than the U.S. Dollar (USD). Our financial statements are reported in USD and, accordingly, fluctuations in exchange rates affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting the consolidated financial results. During the years ended December 31, 2022, 2021 and 2020, the most significant currency exchange rate exposures were to the Euro and Chilean Peso. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $39.9 million and $27.1 million on December 31, 2022 and 2021, respectively.
We are subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. We limit foreign currency transaction risk through hedge transactions with foreign currency forward contracts. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date. At December 31, 2022, we had 194 open foreign exchange forward contracts relating to inventory purchases on letters of credit with various amounts maturing monthly through January 2023 with a notional value totaling approximately $11.9 million. At December 31, 2021, we had 33 open foreign exchange forward contracts relating to inventory purchases on letters of credit with various amounts maturing monthly through January 2022 with a notional value totaling approximately $2.6 million.

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
Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which are used in our testing laboratories. Inventory obsolescence expense for the years ended December 31, 2022, 2021 and 2020 was $4.1 million, $6.5 million and $4.4 million, respectively.
Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting. Refer to Note 6. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions was $1.6 billion and $1.4 billion at December 31, 2022 and 2021, respectively.

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
Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value. Goodwill was $595.9 million and $520.6 million, respectively, at December 31, 2022 and 2021. At December 31, 2021, Assets held for sale include $151.8 million of goodwill related to GeneDx.
Net intangible assets other than goodwill was $1.0 billion and $1.1 billion at December 31, 2022 and 2021, respectively, including IPR&D of $195.0 million and $590.2 million at December 31, 2022 and 2021, respectively. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products and IPR&D. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges may occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment.
Upon obtaining regulatory approval, IPR&D assets are then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the project is abandoned, the IPR&D asset is charged to expense. Finite lived intangible assets are tested for impairment when events or changes in circumstances indicate it is more likely than not that the carrying amount of such assets may not be recoverable. The testing includes a comparison of the carrying amount of the asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment charges were recognized for the years ended December 31 2022, 2021, and 2020.
We believe that our estimates and assumptions in testing goodwill and other intangible assets, including IPR&D, for impairment are reasonable and otherwise consistent with assumptions that marketplace participants would use in their estimates of fair value. Based on the current financial performance of our diagnostic segment, if future results are not consistent with our estimates and assumptions, then we may be exposed to impairment charges, which could be material. In our pharmaceutical segment, Pfizer submitted the initial BLA with the FDA for approval of Somatrogon (hGH-CTP) in the United States, and Pfizer received a Complete Response Letter in January 2022. Pfizer and OPKO have evaluated the FDA’s comments and will work with the agency to determine the best path forward for Somatrogon (hGH-CTP) in the United States. If we are unable to get approval for Somatrogon (hGH-CTP) in the United States, then we may be exposed to impairment charges, which could be material.
During the year ended December 31, 2022, we reclassified $590.2 million of IPR&D related to Somatrogon (hGH-CTP) from IPR&D in our Consolidated Balance Sheet upon the approval of NGENLA (Somatrogon) in Europe and Japan. The assets are being amortized on a straight-line basis over their estimated useful life of approximately 12 years.
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $87.8 million, $50.3 million and $56.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization expense from operations for our intangible assets is expected to be $85.5 million, $85.3 million, $84.1 million, $82.8 million and $80.3 million for the years ended December 31, 2023, 2024, 2025, 2026 and 2027, respectively.
Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered equity securities as of December 31, 2022 and 2021 are predominately carried at fair value. Our debt under the credit agreement with JPMorgan Chase Bank, N.A. approximates fair value due to the variable rate of interest applicable to such debt.

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
Derivative financial instruments. We record derivative financial instruments on our Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At December 31, 2022 and 2021, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in the fair values of our derivatives instruments, net, in our Consolidated Statement of Operations. Refer to Note 20.
Property, plant and equipment. Property, plant and equipment are recorded at cost or fair value if acquired in a business combination. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under finance leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, and automobiles - 3-5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Assets held under finance leases are included within Property, plant and equipment, net in our Consolidated Balance Sheets and are amortized over the shorter of their useful lives or the expected term of their related leases. Depreciation expense was $20.9 million, $28.4 million and $29.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. Assets held under finance leases are included within Property, plant and equipment, net in our Consolidated Balance Sheets and are amortized over the shorter of their useful lives or the expected term of their related leases.
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
We operate in various countries and tax jurisdictions globally. For the year ended December 31, 2022, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
Included in Other long-term liabilities is an accrual of $6.0 million related to uncertain tax positions involving income recognition. In connection with an examination of foreign tax returns for the 2014 through 2020 tax years, a foreign taxing authority has issued an income tax assessment of approximately $246 million (including interest). We are appealing this assessment, as we believe, other than for uncertain tax positions for which we have reserved, the issues are without technical merit. We intend to exhaust all judicial remedies necessary to resolve the matter, as necessary, which could be a lengthy process. There can be no assurance that this matter will be resolved in our favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.
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
While we have receivables due from federal and state governmental agencies, such receivables are not a credit risk because federal and state governments fund the related healthcare programs. Payment is primarily dependent upon submitting appropriate documentation. At December 31, 2022 and 2021, receivable balances (net of explicit and implicit price concessions) from Medicare and Medicaid were 14% and 8%, respectively, of our consolidated Accounts receivable, net. At December 31, 2021, receivable balances (net of explicit and implicit price concessions) due directly from states, cities and other municipalities, specifically related to our real-time reverse-transcription polymerase chain reaction (real-time RT-PCR) assay to detect COVID-19 were 4.1% of our consolidated accounts receivable, net.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At December 31, 2022 and 2021, receivables due from patients represent approximately 2.9% and 1.7%, respectively, of our consolidated Accounts receivable, net.
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for credit losses was $4.2 million and $1.8 million at December 31, 2022 and 2021, respectively. The credit loss expense for the years ended December 31, 2022, 2021 and 2020 was $0.3 million, $0.4 million and $0.2 million, respectively.
Equity-based compensation. We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits realized from the exercise of stock options as cash flows from operations. For the years ended December 31, 2022, 2021 and 2020, we recorded $18.5 million, $13.6 million and $8.9 million, respectively, of equity-based compensation expense.
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
Foreign currency translation. The financial statements of certain of our foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are generally translated at the rate of exchange to the U.S. dollar on the balance sheet date and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of Other income (expense), net within the Consolidated Statement of Operations and foreign currency translation gains (losses) have been included as a component of the Consolidated Statement of Comprehensive Income (Loss). During the years ended December 31, 2022, 2021 and 2020, we recorded $(1.8) million, $(1.4) million and $1.6 million, respectively of transaction gains (losses).
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
Under the modified approach, entities applied the guidance to all financial instruments that are outstanding as of the beginning of the year of adoption with the cumulative effect recognized as an adjustment to the opening balance of retained earnings. ASU 2020-06 eliminates the cash conversion and beneficial conversion feature models in ASC 470-20 that require an issuer of certain convertible debt and preferred stock to separately account for embedded conversion features as a component of equity. The adoption of ASU 2020-06 at January 1, 2022 resulted in an increase of the 2025 Convertible notes of $21.6 million, a reduction of the Accumulated deficit of $17.5 million and a reduction of Additional paid-in capital of $39.1 million.

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
A total of 55,580,089, 62,204,391 and 70,029,480 potential shares of Common Stock have been excluded from the calculation of diluted net income (loss) per share for the years ended December 31, 2022, 2021 and 2020, respectively, because their inclusion would be antidilutive. A full presentation of diluted earnings per share has not been provided because the required adjustments to the numerator and denominator resulted in diluted earnings per share equivalent to basic earnings per share.
During the year ended December 31, 2022, an aggregate of 211,187 options were exercised and 1,599,212 restricted stock units were settled, resulting in the issuance of 1,316,570 shares of Common Stock. Of the 1,810,399 exercised and restricted stock units settled, 493,829 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the related agreements.
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

Note 5 Acquisitions and Investments
ModeX Acquisition

On May 9, 2022, the Company entered into the ModeX Merger Agreement and acquired ModeX in a merger, pursuant to which ModeX survived as a wholly owned subsidiary of the Company. The Company paid the entirety of the $300.0 million purchase price pursuant to the issuance of the Consideration Shares to the former stockholders of ModeX. The Consideration Shares were valued at $219.4 million, based on the closing price per share of our Common Stock of $2.44 as reported by NASDAQ on the Closing Date. Included in the total fair value of consideration transferred of $221.7 million were $2.3 million of fully vested equity awards.
The following table summarizes the preliminary purchase price allocation and the estimated fair value of the net assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation for the ModeX transaction is preliminary, pending completion of the fair value analysis of acquired assets and liabilities:

(in thousands)	ModeX
Cash and cash equivalents	$228
Other assets	554
Property, plant and equipment	1,046
IPR&D assets	195,000
Goodwill	80,432
Accounts payable	(286)
Deferred tax liability	(55,312)
Total purchase price	$221,662
Goodwill from the acquisition of ModeX principally relates to intangible assets that do not qualify for separate recognition (for instance, ModeX's assembled workforce) and the deferred tax liability generated as a result of the transaction. Goodwill is not tax deductible for income tax purposes and was assigned to the pharmaceutical reporting segment.
Our IPR&D assets will not be amortized until the underlying development programs are completed and we obtain regulatory approval. The IPR&D asset is then accounted for as a finite-lived intangible asset and amortized depending on pattern of future use. Intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, although IPR&D is required to be tested at least annually until the project is completed or abandoned.
Net loss in the Consolidated Statement of Operations for the year ended December 31, 2022 includes $10.6 million of net loss of ModeX from the date of acquisition.
Investments
The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of December 31, 2022 and 2021:

(in thousands)	As of December 31, 2022		As of December 31, 2021
Investment type	Investment Carrying Value	Underlying Equity in Net Assets	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$103	$4,120	$263	$3,577
Variable interest entity, equity method	800	1,370	816	3,043
Equity method investments - FV option	21,120		—
Equity securities	648		4,226
Equity securities with no readily determinable fair value	5,381		5,408
Warrants and options	28		16
Total carrying value of investments	$28,080		$10,729
Equity method investments
Our equity method investments, other than GeneDx Holdings disclosed below, consist of investments in Pharmsynthez (ownership 9%), Cocrystal Pharma, Inc. (“COCP”) (3%), Non-Invasive Monitoring Systems, Inc. (“NIMS”) (1%), Neovasc

Inc. (“Neovasc”) (0%), BioCardia, Inc. (“BioCardia”) (1%), Xenetic Biosciences, Inc. (“Xenetic”) (3%), and LeaderMed Health Group Limited (“LeaderMed”) (47%). The aggregate amount of assets, liabilities, and net losses of these equity method investees as of and for the year ended December 31, 2022 were $167.1 million, $46.5 million, and $101.5 million, respectively. The aggregate amount of assets, liabilities, and net losses of these equity method investees as of and for the year ended December 31, 2021 was $223.6 million, $37.9 million, and $69.4 million, respectively. We have determined that we or our related parties have the ability to exercise significant influence over our equity method investments through our board representation or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market prices of their respective shares of common stock and the number of shares held by us as of December 31, 2022 and 2021 was $1.3 million and 4.5 million, respectively.
Equity method investments - Fair value option
On April 29, 2022, the Company sold GeneDx to Sema4 (now GeneDx Holdings) in accordance with the terms of the GeneDx Merger Agreement, pursuant to which GeneDx Holdings paid to the Company aggregate consideration of $150 million in cash (before deduction of transaction expenses and other customary purchase price adjustments), together with the Closing Shares. As of December 31, 2022, we held 80.0 million shares of GeneDx Holdings Common Stock, representing an approximate 21% ownership interest in GeneDx Holdings.
Pursuant to the GeneDx Merger Agreement, the Company designated, and GeneDx Holdings nominated for election an individual to serve on the board of directors of GeneDx Holdings, and such nominee was elected by GeneDx Holdings stockholders to serve as a director until GeneDx Holdings 2024 annual meeting of stockholders. As a result, we have determined that the Company or our related parties can exercise significant influence over the investee through our board representation or voting power. However, our influence is restricted by the GeneDx Holdings Shareholder Agreement, pursuant to which we have agreed to vote our shares of GeneDx Holdings Common Stock in accordance with the recommendation of GeneDx Holdings’s board of directors for so long as we continue to hold at least 5% of the outstanding shares of GeneDx Holdings Common Stock. Other than through our sole board seat, we are unable to influence GeneDx Holdings’s policy-making process. We hold one of eleven seats on GeneDx Holdings board of directors, and it is anticipated that our designee will serve until GeneDx Holdings 2024 annual meeting of stockholders or otherwise in accordance with the applicable lock-up period. The designee may continue to serve following the expiration of the lock-up period if the GeneDx Holdings stockholders elect him to continue serving on the board. As such, OPKO is not actively participating in the policy-making process of GeneDx Holdings. We elected to account for our investment in GeneDx Holdings under the equity method fair value option and record gains and losses from changes in fair value in other income (expense), net in our Consolidated Statements of Operations. For the year ended December 31, 2022 we recognized $150.9 million in net losses for fair value changes in our shares of GeneDx Holdings Common Stock. As of December 31, 2022, the aggregate value of our GeneDx Holdings investment based on the quoted market price of the GeneDx Holdings Common Stock was $21.1 million.
Investments in Equity securities
Our equity securities consist of investments in Phio Pharmaceuticals (“Phio”) (ownership 0.01%), VBI (1%), ChromaDex Corporation (“ChromaDex”) (0.1%), Eloxx Pharmaceuticals, Inc. (“Eloxx”) (1%), CAMP4 Therapeutics Corporation (“CAMP4”) (2%), and HealthSnap, Inc. (7%). We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of these investments. Accordingly, we account for our investment in these entities as equity securities, and we record changes in the fair value of these investments in Other income (expense) each reporting period when they have readily determinable fair value. Equity securities without a readily determinable fair value are adjusted to fair value when there is an observable price change. Net gains and losses on our equity securities for the year ended December 31, 2022, 2021 and 2020 are as follows:

	For the year ended December 31
(in thousands)	2022	2021	2020
Equity Securities:
Net gains and (losses) recognized during the period on equity securities	$(3,578)	$(1,832)	$10,376
Less: Net gains realized during the period on equity securities	—	(2,981)	(10,324)
Unrealized net gains and losses recognized during the period on equity securities still held at the reporting date	$(3,578)	$(4,813)	$52

Sales of investments
Gains (losses) included in earnings from sales of our investments are recorded in Other income (expense), net in our Consolidated Statement of Operations. The cost of securities sold is based on the specific identification method.
Warrants and options
In addition to our equity method investments and equity securities, we hold options to purchase 47 thousand additional shares of BioCardia, all of which were vested as of December 31, 2022 and 2021, and 33 thousand and 0.7 million warrants to purchase additional shares of COCP and InCellDx, Inc., respectively. We recorded the changes in the fair value of the options and warrants in Fair value changes of derivative instruments, net in our Consolidated Statement of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Consolidated Balance Sheet. See further discussion of the Company’s options and warrants in Note 19 and Note 20.
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
We own 1,260,000 shares of Zebra Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29% at December 31, 2022 and 2021). Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a former member of our Board of Directors, was a founder of Zebra. Dr. Frost serves as a member of Zebra’s Board of Directors.
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

Note 6 Composition of Certain Financial Statement Captions

	For the years ended December 31,
(In thousands)	2022	2021
Accounts receivable, net
Accounts receivable	$131,474	$261,476
Less: allowance for doubtful accounts	(4,162)	(1,839)
	$127,312	$259,637
Inventories, net
Finished products	$37,139	$44,107
Consumable supplies	31,275	39,447
Work in-process	2,449	1,615
Raw materials	6,771	6,112
Less: inventory reserve	(3,574)	(4,779)
	$74,060	$86,502
Other current assets and prepaid expenses
Prepaid supplies	$7,918	$10,641
Prepaid insurance	4,496	4,383
Taxes recoverable	8,191	5,598
Other receivables	13,105	353
Other	6,252	6,195
	$39,962	$27,170
Property, plant and equipment, net:
Machinery, medical and other equipment	$136,048	$127,633
Leasehold improvements	25,516	27,478
Furniture and fixtures	11,271	11,638
Automobiles and aircraft	12,808	12,602
Software	14,218	14,507
Building	18,314	10,661
Land	2,317	2,421
Construction in process	4,793	6,113
Less: accumulated depreciation	(142,406)	(133,326)
	$82,879	$79,727
Intangible assets, net:
Technologies	$826,282	$246,101
Customer relationships	314,854	314,823
Trade names	49,752	49,770
Covenants not to compete	12,911	12,920
Licenses	5,988	5,766
Product registrations	6,831	6,995
Other	5,861	6,128
Less: accumulated amortization	(398,959)	(320,820)
	$823,520	$321,683

	For the years ended December 31,
(In thousands)	2022	2021
Accrued expenses:
Employee benefits	$33,765	$45,939
Inventory received but not invoiced	7,830	40,446
Commitments and contingencies	4,295	27,819
Clinical trials	4,700	4,867
Finance leases short-term	2,809	2,257
Professional fees	1,820	2,121
Contingent consideration	62	487
Contract liabilities	—	258
Other	42,988	69,299
	$98,269	$193,493

Other long-term liabilities:
Mortgages and other debts payable	$9,098	$2,224
Finance leases long-term	7,089	2,924
Contingent consideration	974	2,350
Contract liabilities	138	208
Other	10,072	7,356
	$27,371	$15,062
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
As of December 31, 2021, GeneDx met the held-for-sale accounting criteria and its related assets and liabilities were recognized at the lower of carrying value or fair value less costs to sell in the consolidated balance sheet. In addition, on December 31, 2021, assets held for sale included $151.8 million of goodwill related to GeneDx.
During the year ended December 31, 2022, we reclassified $590.2 million of IPR&D related to Somatrogon (hGH-CTP) from IPR&D in our Consolidated Balance Sheet upon the approval of NGENLA (Somatrogon (hGH-CTP)) in Europe and Japan. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years. Other changes in value of the intangible assets and goodwill on December 31, 2022 and 2021, were primarily due to foreign currency fluctuations between the Chilean Peso, and the Euro against the U.S. dollar.
The following table reflects the changes in the allowance for doubtful accounts, provision for inventory reserve and tax valuation allowance accounts:

(In thousands)	Beginning balance	Charged to expense	Written-off	Charged to other	Ending balance
2022
Allowance for doubtful accounts	$(1,839)	(304)	(2,019)	—	$(4,162)
Inventory reserve	$(4,779)	(4,059)	5,264	—	$(3,574)
Tax valuation allowance	$(260,397)	(24,579)	—	5,764	$(279,212)
2021
Allowance for doubtful accounts	$(2,055)	(369)	585	—	$(1,839)
Inventory reserve	$(2,321)	(6,461)	4,003	—	$(4,779)
Tax valuation allowance	$(303,326)	34,496	—	8,433	$(260,397)

The following table summarizes the changes in Goodwill by reporting unit during the years ended December 31, 2022 and 2021.

	2022					2021
(In thousands)	Gross goodwill at January 1	Cumulative impairment at January 1	Acquisition and dispositions	Foreign exchange and other	Balance at December 31st	Gross goodwill at January 1	Cumulative impairment at January 1	Foreign exchange and other	Balance at December 31st
Pharmaceuticals
CURNA	$4,827	$(4,827)	$—	$—	$—	$4,827	$(4,827)	$—	$—
Rayaldee	86,554	—	—	(4,768)	81,786	93,418	—	(6,865)	86,554
FineTech	11,698	(11,698)	—	—	—	11,698	(11,698)	—	—
ModeX	—		80,432	—	80,432	—	—	—	—
OPKO Biologics	139,784	—	—	—	139,784	139,784	—	—	139,784
OPKO Chile	3,760	—	—	7	3,767	4,505	—	(745)	3,760
OPKO Health Europe	7,478	—	—	(421)	7,057	8,086	—	(608)	7,478
OPKO Mexico	100	(100)	—	—	—	100	(100)	—	—
Transition Therapeutics	3,421	(3,421)	—	—	—	3,421	(3,421)	—	—

Diagnostics
BioReference	434,809	—	(151,784)	—	283,025	434,809	—	(151,784)	283,025
OPKO Diagnostics	17,977	(17,977)	—	—	—	17,977	(17,977)	—	—
	$710,408	$(38,023)	$(71,352)	$(5,182)	$595,851	$718,625	$(38,023)	$(160,002)	$520,601

Foreign exchange and other amounts for the year ended December 31, 2021 includes amounts related to GeneDx which is included as Assets held for sale at December 31, 2021.

Note 7 Debt
As of December 31, 2022 and 2021, our debt consisted of the following:

(In thousands)	As of December 31, 2022	As of December 31, 2021
2025 Notes	$142,096	$119,360
2023 Convertible Notes	68,275	65,525
2033 Senior Notes	3,050	3,050
JP Morgan Chase	18,080	—
Chilean and Spanish lines of credit	13,740	13,672
Current portion of notes payable	1,720	1,022
Long term portion of notes payable	9,290	2,642
Total	$256,251	$205,271

Balance sheet captions
Current portion of convertible notes	$3,050	$—
Long term portion of convertible notes	210,371	187,935
Current portion of lines of credit and notes payable	33,540	14,694
LT notes payable included in other long-term liabilities	9,290	2,642
Total	$256,251	$205,271
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
In May 2021, we entered into exchange agreements with certain holders of the 2025 Notes pursuant to which the holders exchanged $55.4 million in aggregate principal amount of the outstanding 2025 Notes for 19,051,270 shares of our Common Stock (the “Exchange”). We recorded an $11.1 million non-cash loss related to the Exchange during 2021.
In conjunction with the issuance of the 2025 Notes, we agreed to loan up to 30,000,000 shares of our Common Stock to affiliates of the underwriter in order to assist investors in the 2025 Notes to hedge their position. Following the consummation of the Exchange, the number of outstanding borrowed shares of Common Stock was reduced by 8,105,175 shares. As of December 31, 2022 and 2021, a total of 21,144,825 and 21,144,825 shares remained outstanding under the share lending arrangement, respectively. We will not receive any of the proceeds from the sale of the borrowed shares, but we received a one-time nominal fee of $0.3 million for the newly issued shares. Shares of our Common Stock outstanding under the share lending arrangement are excluded from the calculation of basic and diluted earnings per share. See Note 4.
The following table sets forth information related to the 2025 Notes which is included in our Consolidated Balance Sheet as of December 31, 2022:

(In thousands)	2025 Senior Notes	Discount	Debt Issuance Costs	Total
Balance at December 31, 2021	$144,580	$(22,747)	$(2,473)	$119,360
Amortization of debt discount and debt issuance costs	—	—	1,094	1,094
Adoption of ASU 2020-06	—	22,747	(1,105)	21,642
Balance at December 31, 2022	$144,580	$—	$(2,484)	$142,096
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
Under the modified approach, entities applied the guidance to all financial instruments that are outstanding as of the beginning of the year of adoption with the cumulative effect recognized as an adjustment to the opening balance of retained earnings. ASU 2020-06 eliminates the cash conversion and beneficial conversion feature models in ASC 470-20 that require an issuer of certain convertible debt and preferred stock to separately account for embedded conversion features as a component of equity. The adoption of ASU 2020-06 at January 1, 2022 resulted in an increase of the 2025 Convertible notes of $21.6 million, a reduction of the Accumulated deficit of $17.5 million and a reduction of Additional paid-in capital of $39.1 million.
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
In November 2015, BioReference and certain of its subsidiaries entered into the Credit Agreement. As amended, the Credit Agreement provides for a $75.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit.
The Credit Agreement is guaranteed by all of BioReference’s domestic subsidiaries and is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base composed of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of December 31, 2022, $16.8 million remained available for borrowing under the Credit Agreement. Principal under the Credit Agreement is due upon maturity on August 30, 2024.
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
As of December 31, 2022 and 2021, $18.1 million amount and no amount, respectively, was outstanding under the Credit Agreement.
The Credit Agreement contains customary covenants and restrictions, including, without limitation, covenants that require BioReference and its subsidiaries to maintain a minimum fixed charge coverage ratio if availability under the new credit facility falls below a specified amount and to comply with laws and restrictions on the ability of BioReference and its subsidiaries to incur additional indebtedness or to pay dividends and make certain other distributions to the Company, subject to certain exceptions as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of BioReference to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and execution upon the collateral securing obligations under the Credit Agreement. Substantially all the assets of BioReference and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to the Company, subject to certain exceptions. As of December 31, 2022, BioReference and its subsidiaries had net assets of approximately $608.6 million, which included goodwill of $283.0 million and intangible assets of $187.9 million.
On April 29, 2022, we amended the Credit Agreement to, among other things, (i) waive specified defaults under the Credit Agreement resulting from certain internal reorganization transactions that resulted in both BioReference and GeneDx changing their respective forms of organization from New Jersey corporations to Delaware limited liability companies, (ii) provide for the disposition of GeneDx pursuant to the transactions contemplated by the GeneDx Merger Agreement, (iii) amend certain reporting requirements under the Credit Agreement and (iv) provide that the borrowers under the Credit Agreement may effect certain restricted payments to the extent necessary for their parent entities to pay income tax in respect of income earned by the borrowers.
In addition to the Credit Agreement, we had line of credit agreements with thirteen other financial institutions as of December 31, 2022 and eleven other financial institutions as of December 31, 2021 in the U.S., Chile and Spain. These lines of credit are used primarily as a source of working capital for inventory purchases.
The following table summarizes the amounts outstanding under the BioReference, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings at December 31, 2022	Credit line capacity	December 31, 2022	December 31, 2021
JP Morgan Chase	5.50%	$75,000	$18,080	$—
Itau Bank	5.50%	2,378	2,378	1,603
Bank of Chile	6.60%	2,500	817	1,048
BICE Bank	5.50%	2,500	1,661	850
BBVA Bank	5.50%	1,500	599	—
Security Bank	5.50%	1,400	755	1,111
Estado Bank	5.50%	4,000	1,621	2,540
Santander Bank	5.50%	5,000	1,238	503
Scotiabank	5.00%	5,500	1,646	567
BCI Bank	5.00%	2,500	2,100	2,515
Corpbanca	5.00%	—	—	2,935
Consorcio Bank	5.00%	2,000	925	—
Banco De Sabadell	1.75%	535	—	—
Banco Bilbao Vizcaya	2.15%	535	—	—
Total		$105,348	$31,820	$13,672
At December 31, 2022 and 2021, the weighted average interest rate on our lines of credit was approximately 5.5% and 5.4%, respectively.
At December 31, 2022 and 2021, we had notes payable and other debt (excluding the 2033 Senior Notes, the 2023 Convertible Notes, the 2025 Notes, the Credit Agreement and amounts outstanding under lines of credit described above) as follows:

(In thousands)	December 31, 2022	December 31, 2021
Current portion of notes payable	$1,720	$1,022
Other long-term liabilities	9,290	2,642
Total	$11,010	$3,664

The notes and other debt mature at various dates ranging from 2023 through 2026 bearing variable interest rates from 0.7% up to 4.5%. The weighted average interest rate on the notes and other debt was 1.9% and 3.5% on December 31, 2022 and 2021. The notes are partially secured by our office space in Barcelona.
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
Of the authorized Preferred Stock, 4,000,000 shares, 500,000 shares and 2,000,000 shares were designated Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, respectively. As of December 31, 2022 and 2021, there were no shares of Series A Preferred Stock, Series C Preferred Stock or Series D Preferred Stock issued or outstanding.
Note 9 Accumulated Other Comprehensive Income (Loss)
For the year ended December 31, 2022, changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(In thousands)	Foreign currency translation
Balance at December 31, 2021	$(30,495)
Other comprehensive loss	(12,828)
Balance at December 31, 2022	$(43,323)
For the year ended December 31, 2021, changes in Accumulated other comprehensive income, net of tax, were as follows:

(In thousands)	Foreign currency translation
Balance at December 31, 2020	$(4,225)
Other comprehensive income	(26,270)
Balance at December 31, 2021	$(30,495)

Note 10 Equity-Based Compensation
We maintain three equity-based incentive compensation plans, the 2016 Equity Incentive Plan, the 2007 Equity Incentive Plan, and the Modigene Inc. 2007 Equity Incentive Plan that provide for grants of stock options and restricted stock to our directors, officers, key employees and certain outside consultants. Equity awards granted under our 2016 Equity Incentive Plan are exercisable for a period of up to 10 years from the date of grant. Equity awards granted under our 2007 Equity Incentive Plan are exercisable for a period of either 7 years or 10 years from the date of grant. Equity awards granted under the Modigene plan are exercisable for a period of up to 10 years from date of grant. Vesting periods range from immediate to 5 years. We currently grant equity awards under the 2016 Equity Incentive Plan only.
We classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those equity awards (excess tax benefits) as cash flows from operations. There were no excess tax benefits for the years ended December 31, 2022, 2021, and 2020.
Valuation and Expense Information
We recorded equity-based compensation expense of $18.5 million, $13.6 million and $8.9 million for the years ended December 31, 2022, 2021, and 2020, respectively, all of which were reflected as operating expenses. Of the $18.5 million of equity based compensation expense recorded for the year ended December 31, 2022, $12.3 million was recorded as selling, general and administrative expenses, $3.8 million was recorded as research and development expenses and $2.4 million was recorded as a cost of revenue. Of the $13.6 million of equity based compensation expense recorded for the year ended December 31, 2021, $10.4 million was recorded as selling, general and administrative expense, $1.9 million was recorded as research and development expenses and $1.3 million was recorded as a cost of revenue. Of the $8.9 million of equity based compensation expense recorded for the year ended December 31, 2020, $6.8 million was recorded as selling, general and administrative expense, $1.8 million was recorded as research and development expenses and $0.3 million was recorded as cost of revenue.
As of December 31, 2022, there was $23.1 million of unrecognized compensation cost related to the equity awards granted under our equity-based incentive compensation plans. Such cost is expected to be recognized over a weighted-average period of approximately 1.80 years.
Stock Options
We estimate the fair value of each stock option on the date of grant using the Black-Scholes-Merton Model option-pricing formula and amortize the fair value to expense over the stock option’s vesting period using the straight-line attribution approach. We account for forfeitures as they occur and apply the following assumptions in our Black-Scholes-Merton Model option-pricing formula:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Expected term (in years)	3.74 - 10.0	3.75 - 10.0	4.0 - 10.0
Risk-free interest rate	1.71% - 4.02%	0.34% - 1.34%	0.16% - 1.41%
Expected volatility	58.63% - 78.52%	58% - 78.94%	56% - 76%
Expected dividend yield	0%	0%	0%
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
We maintain incentive stock plans that provide for the grants of equity awards to our directors, officers, employees and non-employee consultants. As of December 31, 2022, there were 8,675,694 shares of Common Stock reserved for issuance under our equity-based incentive plans. We intend to issue new shares upon the exercise of stock options. Stock options granted under these plans were granted at an option exercise price equal to the closing market value of the Common Stock on the applicable date of the grant. Stock options granted under these plans to employees typically become exercisable over four years in equal annual installments after the date of grant, and stock options granted to non-employee directors become exercisable in full one-year after the grant date, subject to, in each case, continuous service with us during the applicable vesting period. We assumed stock options to grant Common Stock as part of the mergers with Acuity Pharmaceuticals, Inc., Froptix, Inc., OPKO Biologics and BioReference, which reflected various vesting schedules, including monthly vesting to employees and non-employee consultants.
A summary of option activity under our stock option plans as of December 31, 2022, and the change during the year is presented below:

Options	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2021	46,805,766	$6.13	6.54	$39,626
Granted	4,125,176	$2.99
Exercised	(211,187)	$2.34
Forfeited	(2,501,698)	$4.01
Expired	(2,130,416)	$7.80
Outstanding at December 31, 2022	46,087,641	$5.90	5.32	$—
Vested and expected to vest at December 31, 2022	46,087,641	$5.90	5.32	$—
Exercisable at December 31, 2022	33,747,590	$6.78	4.22	$—
A summary of restricted stock unit activity as of December 31, 2022, and the change during the year is presented below:

Restricted stock units	Number of shares	Weighted average fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Unvested at December 31, 2021	661,376	$3.78	0.00	$3,181
Granted	3,386,579	$3.11
Actual vested	(1,599,212)	$3.44
Unvested and expected to vest at December 31, 2022	2,448,743	$3.07	9.39	$3,061
The total intrinsic value of stock options exercised for the years ended December 31, 2022, 2021, and 2020 was $0.2 million, $0.8 million and $0.4 million, respectively.
The weighted average grant date fair value of stock options granted for the years ended December 31, 2022, 2021, and 2020 was $1.29, $2.62, and $1.39, respectively. The weighted average grant date fair value of restricted stock units granted for the years ended December 31, 2022, 2021, and 2020 was $3.11, $3.78 and $0.00, respectively.
The total fair value of stock options vested during the years ended December 31, 2022, 2021, and 2020 was $17.7 million, $8.1 million and $10.6 million, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2022, 2021, and 2020 was $5.5 million, $0.0 million and $0.0 million, respectively.
During the year ended December 31, 2022, we modified the terms of certain outstanding stock options for 95 grantees, including options issued to GeneDx employees, to accelerate the vesting period of the stock options. For the year ended December 31, 2022, we recognized additional equity-based compensation expense of $7.1 million as a result of the stock option modifications.
Note 11 Income Taxes
We operate and are required to file tax returns in the U.S. and various foreign jurisdictions.
The benefit (provision) for incomes taxes consists of the following:

	For the years ended December 31,
(In thousands)	2022	2021	2020
Current
Federal	$—	$—	$(234)
State	(394)	(2,536)	351
Foreign	(10,512)	(2,794)	(2,094)
	(10,906)	(5,330)	(1,977)
Deferred
Federal	40,750	(10,901)	(254)
State	12,078	1,280	933
Foreign	21,577	(538)	(16,319)
	74,405	(10,159)	(15,640)
Total, net	$63,499	$(15,489)	$(17,617)
Deferred income tax assets and liabilities as of December 31, 2022 and 2021 are comprised of the following:

(In thousands)	December 31, 2022	December 31, 2021
Deferred income tax assets:
Federal net operating loss	$68,022	$76,646
State net operating loss	55,134	56,583
Foreign net operating loss	16,947	17,106
Research and development expense	14,349	290
Tax credits	22,488	22,938
Stock options	33,558	30,324
Accruals	2,724	10,692
Equity investments	20,968	15,735
Bad debts	265	265
Lease liability	1,842	1,091
Foreign credits	9,629	9,829
Available-for-sale securities	2,649	2,582
Operating lease asset	10,919	14,554
Other	5,263	6,493
Deferred income tax assets	264,757	265,128
Deferred income tax liabilities:
Intangible assets	(94,856)	(80,230)
Convertible debt	—	(6,286)
Operating lease liability	(10,675)	(14,554)
Investment in subsidiaries	—	(42,140)
Fixed assets	(180)	(2,592)
Other	(3,097)	(1,638)
Deferred income tax liabilities	(108,808)	(147,440)
Net deferred income tax assets (liabilities)	155,949	117,688
Valuation allowance	(279,212)	(260,397)
Net deferred income tax liabilities	$(123,263)	$(142,709)
Note: Net deferred income tax liability balances at December 31, 2022 and 2021 include $3.2 million and $5.8 million, respectively, recorded to Other assets on the Consolidated Balance Sheets.

As of December 31, 2022, we have federal, state and foreign net operating loss carryforwards of approximately $423.8 million, $774.5 million and $83.8 million, respectively, that expire at various dates through 2042 unless indefinite in nature. As of December 31, 2022, we have research and development tax credit carryforwards of approximately $22.5 million that expire in varying amounts through 2042. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. We have determined a valuation allowance is required against all of our net deferred tax assets that we do not expect to be utilized by the reversing of deferred income tax liabilities.
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
During 2008, we conducted a study to determine the impact of the various ownership changes that occurred during 2007 and 2008. As a result, we have concluded that the annual utilization of our net operating loss carryforwards (“NOLs”) and tax credits is subject to a limitation pursuant to Internal Revenue Code Section 382. Under the tax law, such NOLs and tax credits are subject to expiration from 15 to 20 years after they were generated. As a result of the annual limitation that may be imposed on such tax attributes and the statutory expiration period, some of these tax attributes may expire prior to our being able to use them. There is no current impact on these financial statements as a result of the annual limitation. This study did not conclude whether OPKO’s predecessor, eXegenics, Inc., pre-merger NOLs were limited under Section 382. As such, of the $423.8 million of federal net operating loss carryforwards, at least approximately $38.1 million may not be able to be utilized.

During 2020, we conducted a study to determine whether any ownership changes occurred from 2009 through 2020. In 2022, the study has been updated and we have concluded that the annual utilization of our NOLs and tax credits is not subject to a limitation pursuant to Internal Revenue Code Section 382.
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
U.S. Federal: Under the tax statute of limitations applicable to the Internal Revenue Code, we are no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before 2019. However, because we are carrying forward income tax attributes, such as net operating losses and tax credits from those years, these attributes can still be audited when utilized on returns filed in the future.
State: Under the statute of limitations applicable to most state income tax laws, we are no longer subject to state income tax examinations by tax authorities for years before 2018 in states in which we have filed income tax returns. Certain states may take the position that we are subject to income tax in such states even though we have not filed income tax returns in such states and, depending on the varying state income tax statutes and administrative practices, the statute of limitations in such states may extend to years before 2018.
Foreign: Under the statute of limitations applicable to our foreign operations, we are generally no longer subject to tax examination for years before 2017 in jurisdictions where we have filed income tax returns.
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
Effective January 1, 2018, the Tax Act provides for a new Global Intangible Low Taxed Income provision (“GILTI”). Under the GILTI provision, certain foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets are included in U.S. taxable income. The Company has not recorded any deferred taxes for future GILTI inclusions as any future inclusions are expected to be treated as a period expense and offset by net operating loss carryforwards in the U.S.
Unrecognized Tax Benefits
As of December 31, 2022, 2021, and 2020, the total amount of gross unrecognized tax benefits was approximately $14.8 million, $11.5 million, and $14.0 million, respectively. As of December 31, 2022, the total amount of unrecognized tax benefits that, if recognized, would affect our effective income tax rate was $(10.8) million. We account for any applicable interest and penalties on uncertain tax positions as a component of income tax expense and we recognized $0.0 million and $0.2 million of interest expense for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2021 and 2020, $(7.9) million and $(10.0) million of the unrecognized tax benefits, if recognized, would have affected our effective income tax rate. We do not expect any unrecognized tax benefits will be recognized within the next twelve months.
The following summarizes the changes in our gross unrecognized income tax benefits.

	For the years ended December 31,
(In thousands)	2022	2021
Unrecognized tax benefits at beginning of period	$11,497	$13,954
Gross increases – tax positions in current period	3,713	166
Gross decreases – tax positions in prior period	(271)	(575)
Gross decreases – settlements with taxing authorities	—	(1,952)
Lapse of Statute of Limitations	(96)	(96)
Unrecognized tax benefits at end of period	$14,843	$11,497
Other Income Tax Disclosures
The significant elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

	For the years ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.0%	(7.9)%	17.4%
Foreign income tax	(2.0)%	21.6%	53.7%
Income Tax Refunds	—%	6.1%	(0.6)%
Research and development tax credits	0.2%	2.3%	(1.0)%
GeneDx Disposition	0.8%	—%	—%
Valuation allowance	(6.3)%	235.4%	227.7%
Rate change effect	5.2%	(40.5)%	11.4%
Non-deductible items	0.6%	(67.0)%	5.2%
Unrecognized tax benefits	(0.7)%	11.3%	(5.0)%
GILTI	(4.9)%	—%	—%
IPR&D benefit	—%	—%	(309.6)%
Stock options excess tax benefit	(0.3)%	(3.8)%	10.6%
Imputed interest	(0.4)%	(6.3)%	2.5%
Investment in subsidiaries	—%	(287.6)%	—%
Other	(1.0)%	9.7%	3.2%
Total	16.2%	(105.7)%	36.5%

Certain operations in Israel have been granted "Beneficiary Enterprise" status by the Israeli Income Tax Authority, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Beneficiary Enterprise program, beneficiary income that is attributable to our operations in Kiryat Gat, Israel will be exempt from income tax through 2023. The impact of the tax holiday on a per share basis for the year ended December 31, 2022 was a benefit of $0.00 per share.
The following table reconciles our income (loss) before income taxes between U.S. and foreign jurisdictions:

	For the years ended December 31,
(In thousands)	2022	2021	2020
Pre-tax income (loss):
U.S.	$(389,439)	$(2,965)	$81,734
Foreign	(2,465)	(11,689)	(33,531)
Total	$(391,904)	$(14,654)	$48,203

In 2021, we revised our position regarding unrepatriated foreign earnings to a partially reinvested assertion. We assert that all foreign earnings will be indefinitely reinvested, with the exception of certain foreign investments in which earnings and cash generation are in excess of local needs. With the passage of the Tax Act, dividends of earnings from non-U.S. operations are generally no longer subject to U.S. income tax. We continue to analyze and adjust the estimated impact of the non-U.S. income and withholding tax liabilities based on the source of these earnings, as well as the expected means through which those earnings may be taxed. We maintain an accrued withholding tax estimate of $1.1 million related to earnings that are not deemed to be permanently reinvested.
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

On April 29, 2022, upon consummation of the GeneDx Transaction, the Company entered into a Transition Services Agreement (the “Transition Services Agreement”), with GeneDx (now a wholly owned subsidiary of GeneDx Holdings), pursuant to which the Company agreed to provide, at cost, certain customary support services in respect of GeneDx’s business through December 31, 2022, including human resources, information technology support, and finance and accounting. As of December 31, 2022, the Company had incurred aggregate expenses of $1.3 million for services rendered under the Transition Services Agreement. As of December 31, 2022, the company has a receivable of $317.7 thousand payable to the Company by GeneDx in accordance with the terms of the Transition Services Agreement.
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
We hold investments in Zebra (ownership 29%), Neovasc (0%), ChromaDex Corporation (0.1%), COCP (3%), NIMS (1%), Eloxx (1%), BioCardia (1%) and LeaderMed Health Group Limited (47%). These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. We also hold an investment in GeneDx of 21% in connection with our sale of GeneDx, Inc. and subsequent participation in an underwritten offering. Rick Pfenniger who sits on our Board also sits on the GeneDx Board as a result of the acquisition. See further discussion of our investments in Note 5.
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
Dr. Elias Zerhouni, our Vice Chairman and President, sits on the board of directors of Danaher Corporation (“Danaher”). Our subsidiary, BioReference, routinely procures products and services from several subsidiaries of Danaher, including Beckman Coulter, Integrated DNA Technologies Inc., and Leica Microsystems Inc., to which BioReference has paid $3.2 million, $0.2 million, and $0.4 million, respectively, during the year ended December 31, 2022.
BioReference purchases and uses certain products acquired from InCellDx, a company in which we hold a 29% minority interest.
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the years ended December 31, 2022, 2021, and 2020, we recognized approximately $152 thousand, $105 thousand, and $156 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.
Note 13 Employee Benefit Plans
Effective January 1, 2007, the OPKO Health Savings and Retirement Plan (the “Plan”) permits employees to contribute up to 100% of qualified pre-tax annual compensation up to annual statutory limitations. The discretionary company match for employee contributions to the Plan is 100% up to the first 4% of the participant’s earnings contributed to the Plan. Our matching contributions to our plans, including predecessor plans for BioReference, were approximately $10.6 million, $9.6 million and $8.3 million for the years ended December 31, 2022, 2021, and 2020 respectively.

Note 14 Commitments and Contingencies
In February 2023, the Office of the Attorney General for the State of Texas (“TX OAG”) informed BioReference that it believes that, from 2005 to the present, BioReference may have violated the Texas Medicaid Fraud Prevention Act with respect to claims it presented to Texas Medicaid for reimbursement. BioReference has not determined whether there is any merit to the TX OAG claims nor can it determine the extent of any potential liability. While management cannot predict the outcome of these matters at this time, the ultimate outcome could be material to our business, financial condition, results of operations, and cash flows.
On December 29, 2022, the Israel Tax Authority (the “ITA”) issued an assessment against our subsidiary, OPKO Biologics in the amount of approximately $246 million (including interest) related to uncertain tax positions involving income recognition in connection with an examination of foreign tax returns for the 2014 through 2020 tax years. We recognize that local tax law is inherently complex and the local taxing authorities may not agree with certain tax positions taken.We are appealing this assessment, as we believe, other than for uncertain tax positions for which we have reserved, the issues are without technical merit. We intend to exhaust all judicial remedies necessary to resolve the matter, as necessary, which could be a lengthy process. There can be no assurance that this matter will be resolved in our favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.
In connection with our acquisitions of CURNA, OPKO Diagnostics and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of December 31, 2022, we recorded $1.0 million as contingent consideration, which is recorded within Other long-term liabilities in the accompanying Consolidated Balance Sheets. Refer to Note 6.
The Company and BioReference entered into (i) a settlement agreement (the “Settlement Agreement”), effective July 14, 2022, with the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services (“OIG-HHS”), and the Defense Health Agency, acting on behalf of the TRICARE Program (collectively, the “United States”), the Commonwealth of Massachusetts , the State of Connecticut, and the relator identified therein (“Relator”), and (ii) a Corporate Integrity Agreement, effective July 14, 2022 (the “CIA”), with the OIG-HHS, to resolve the investigation and related civil action concerning alleged fee-for-service claims for payment to the Medicare Program, the Medicaid Program, and the TRICARE Program (collectively, the “Federal Health Care Programs”).
Under the Settlement Agreement, the Company and BioReference admitted only to having made payments to certain physicians and physicians’ groups for office space rentals for amounts that exceeded fair market value, and that it did not report or return any such overpayments to the Federal Health Care Programs (the “Covered Conduct”). The Covered Conduct had commenced prior to the Company’s acquisition of BioReference in 2015. With the exception of the Covered Conduct, the Company and BioReference expressly deny the allegations of the Relator as set forth in her civil action. The Company has agreed to pay a total of $10,000,000 plus accrued interest from September 24, 2021 at a rate of 1.5% per annum (the “Settlement Amount”). The Settlement Amount consists of $9,853,958 payable to the United States, $141,041 payable to the Commonwealth and $5,001 payable to Connecticut, in each case plus interest and paid on July 18, 2022. Conditioned upon payment of the Settlement Amount, the United States, Massachusetts and Connecticut have agreed to release the Company and BioReference from any civil or administrative monetarily liability arising from the Covered Conduct. Upon payment of the Settlement Amount and the amount due under a separate agreement with the Relator, the Relator has agreed to release the Company and BioReference from any and all claims and potential claims. Further, in consideration of the obligations of the Company and BioReference in the Settlement Agreement and the CIA, the OIG-HHS has agreed to release and refrain from instituting any administrative action seeking to exclude the Company or BioReference from participating in Medicare, Medicaid or other Federal health care programs as a result of the Covered Conduct.
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
GeneDx, Inc., the Company’s former subsidiary, received a letter dated May 26, 2022 from the Texas Medicaid Office of the Inspector General stating that certain testing provided by GeneDx was not eligible for reimbursement by the Texas Medicaid program, because the testing was considered non-covered by the Texas Medicaid program at the time the tests were performed and/or GeneDx did not hold the requisite CLIA subspecialty classifications for the testing. The Company is working with GeneDx Holdings to investigate these issues. Following recent communication, it appears the CLIA subspecialty classification issue has been addressed to the satisfaction of the Texas Medicaid Office of the Inspector General. The potential non-covered testing issue, however, remains under investigation. The Texas Medicaid Office has expressed in writing a potential repayment liability of approximately $784 thousand. At this time, the Company can express no opinion as to the likelihood of an unfavorable outcome or the range of potential loss in this matter.
On March 1, 2019, the Company received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice (“DOJ”), Washington, DC. The CID sets forth document requests and interrogatories in connection with allegations that the Company and certain of its affiliates violated the False Claims Act and/or the Anti-Kickback Statute. On January 13, 2022, the Federal Government notified the U.S.D.C., Middle District Florida, Jacksonville Division, that it is declining to intervene in the matter but retains the right, via the Attorney General, to consent to any proposed dismissal of the action by the Court. On February 9, 2022, the States of Florida, Georgia, and Commonwealth of Massachusetts notified the U.S.D.C., Middle District Florida, Jacksonville Division, that they are declining to intervene in the matter. Notwithstanding the above declinations, on February 17, 2022, the Company was served with the Relator’s Summons and Complaint (“Complaint”), which had been previously sealed. The Complaint alleges violations of the False Claims Act, the California Fraud Preventions Act, the Florida False Claims Act, the Massachusetts False Claims Act, the Georgia False Medicaid Claims Act, and illegal kickbacks. A motion to dismiss the Complaint was filed on April 25, 2022. Briefing on the motion to dismiss is complete. The court has not decided the motion. While management cannot predict the outcome of these matters at this time, the ultimate outcome could be material to our business, financial condition, results of operations, and cash flows.
On November 26, 2019, BioReference received a CID from the DOJ. The CID stated that the DOJ was investigating whether BioReference paid unlawful remuneration to health care practitioners in violation of the Anti-Kickback Statute or Stark law and thus submitted or caused to be submitted false claims to government health care programs in violation of the False Claims Act. The time period covered by the DOJ’s requests was January 1, 2011 through November 26, 2019. BioReference has fully cooperated with the DOJ by submitting the requested information and making current employees available for interviews, and the DOJ made a presentation to BioReference regarding its position. The parties have reached an agreement on the settlement amount, which is approximately $10 million, excluding attorney fees. As of December 31, 2021, $10.0 million was recorded in Accrued expenses, respectively, which the Company paid in full during the year ended December 31, 2022.
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
At December 31, 2022, we were committed to make future purchases for inventory and other items in 2022 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating approximately $58.4 million.
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
The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. For the year ended December 31, 2022, negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $21.5 million were recognized. For the years ended December 31, 2021 and 2020, positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $40.4 million and $0.3 million were recognized, respectively.
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
Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of December 31, 2022 and 2021, we have liabilities of approximately $1.8 million and $5.0 million within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.
The composition of Revenue from services by payor for the years ended December 31, 2022, 2021 and 2020 is as follows:

	For the years ended December 31,
(In thousands)	2022	2021	2020
Healthcare insurers	$326,144	$520,244	$483,643
Government payors	97,191	222,242	90,288
Client payors	316,309	843,405	637,645
Patients	15,986	21,215	50,666
Total	$755,630	$1,607,106	$1,262,242
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
We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the years ended December 31, 2022, 2021 and 2020, we recognized $27.3 million, $27.0 million and $36.8 million in net product revenue from sales of Rayaldee.
The following table presents an analysis of product sales allowances and accruals as contract liabilities for the years ended December 31, 2022, 2021 and 2020:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2021	$2,014	$5,499	$2,639	$10,152
Provision related to current period sales	12,995	18,165	1,170	32,330
Credits or payments made	(13,477)	(18,601)	(2,126)	(34,204)
Balance at December 31, 2022	$1,532	$5,063	$1,683	$8,278

Total gross Rayaldee sales				$59,557
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				54%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2020	$2,332	$5,812	$3,593	$11,737
Provision related to current period sales	14,426	21,553	1,286	37,265
Credits or payments made	(14,744)	(21,866)	(2,240)	(38,850)
Balance at December 31, 2021	$2,014	$5,499	$2,639	$10,152

Total gross Rayaldee sales				$64,301
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				58%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2019	$3,194	$5,841	$2,751	$11,786
Provision related to current period sales	17,604	32,721	2,066	52,391
Credits or payments made	(18,466)	(32,750)	(1,224)	(52,440)
Balance at December 31, 2020	$2,332	$5,812	$3,593	$11,737

Total gross Rayaldee sales				$88,187
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				59%
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
For the years ended December 31, 2022, 2021 and 2020 we recorded $105.7 million, $25.8 million and $53.2 million of revenue from the transfer of intellectual property and other, respectively. For the year ended December 31, 2022, revenue from transfer of intellectual property and other principally reflects $85.0 million regulatory milestone payments from Pfizer based on the commencement of sales from NGENLA (Somatrogon) in Europe and Japan, as well as royalty payments and gross profit share for both NGENLA (Somatrogon) and Pfizer’s Genotropin® (somatropin), $3.0 million related to a sales milestone pursuant to the VFMCRP Agreement, and $2.5 million from Nicoya tied to the first anniversary of the effective date of the agreement. For the years ended December 31, 2022, and December 31, 2021, revenue from transfer of intellectual property and other principally reflects $9.3 million and $10.8 million, respectively, of revenue related to the Pfizer Transaction. Furthermore, For the year ended December 31, 2021, revenue from transfer of intellectual property and other principally includes $1.0 million related to the LeaderMed joint venture (as defined below), $4.9 million related to the CAMP4 Agreement (as defined below) and a $5.0 million non-refundable upfront payment received under the Nicoya Agreement (as defined below). For the year ended December 31, 2020, revenue from transfer of intellectual property and other principally reflects

$28.7 million of revenue related to the Pfizer Transaction (as defined in Note 16), $16.2 million of grants received by BioReference under the Coronavirus Aid, Relief, and Economic Security (CARES) Act and a $3 million milestone payment triggered by the first marketing approval of Rayaldee in Europe.
Contract liabilities relate to cash consideration that OPKO receives in advance of satisfying the related performance obligations. Changes in the contractual liabilities balance for the year ended December 31, 2022 are as follows:

(In thousands)
Balance at December 31, 2021	$466
Balance at December 31, 2022	138
Revenue recognized in the period from:
Amounts included in contracts liability at the beginning of the period	$328
Note 16 Strategic Alliances
LeaderMed
On September 14, 2021, we and LeaderMed announced the formation of a joint venture to develop, manufacture and commercialize two of OPKO’s clinical stage, long-acting drug products in Greater China and eight other Asian territories.
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
We received an initial upfront payment of $1.5 million and 3,373,008 shares of CAMP4’s Series A Prime Preferred Stock (“Preferred Stock”), which equates to approximately 9% of the outstanding shares of CAMP4, and we are eligible to receive up to $3.5 million in development milestone payments for Dravet syndrome products, and $4 million for non-Dravet syndrome products, as well as sales milestones of up to $90 million for Dravet syndrome products and up to $90 million for non-Dravet syndrome products. We may also receive double digit royalty payments on the net sales of royalty bearing products, subject to adjustment. In addition, upon achievement of certain development milestones, we will be eligible to receive equity consideration of up to 5,782,299 shares of Preferred Stock in connection with Dravet syndrome products and up to 1,082,248 shares of Preferred Stock in connection with non-Dravet syndrome products. In connection with our acquisition of CURNA, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result of our execution of the CAMP4 Agreement, we will have to pay a percentage of any payments received under the CAMP4 Agreement to the former CURNA stockholders. For the year ended December 31, 2021, we recognized the fair value of the upfront payments of cash and shares of Preferred Stock totaling $4.9 million in revenue from transfer of intellectual property and other.
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
EirGen received an initial upfront payment of $5 million and is eligible to receive an aggregate additional amount of $5 million tied to the first anniversary of the effective date of the Nicoya Agreement, as amended, of which EirGen has received $2.5 million plus accrued interest for the delayed payment. Furthermore, EirGen is eligible to receive the additional $2.5 million upon Nicoya’s submission of an investigational new drug (IND) application to the Center for Drug Evaluation (CDE) of China. EirGen is also eligible to receive up to an additional aggregate amount of $115 million upon the achievement of certain development, regulatory and sales-based milestones by Nicoya for the Nicoya Product in the Nicoya Territory. EirGen will also receive tiered, double digit royalty payments at rates in the low double digits on net product sales within the Nicoya Territory and in the Nicoya Field.
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
CSL Vifor
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
For the year ended December 31, 2022 we recognized a milestone payment of $3.0 million in revenue from transfer of intellectual property and other for the first sale of Rayaldee in Europe.
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
In connection with the VFMCRP Agreement, the parties entered into a letter agreement pursuant to which EirGen granted to VFMCRP an exclusive option (the “Option”) to acquire an exclusive license under certain EirGen patents and technology to use, import, offer for sale, sell, distribute and commercialize the Product in the U.S. solely for the treatment of SHPT in dialysis patients with CKD and vitamin D insufficiency (the “Dialysis Indication”). Upon exercise of the Option, VFMCRP has agreed to reimburse EirGen for all of the development costs incurred by EirGen with respect to the Product for the Dialysis Indication in the U.S. VFMCRP would also pay EirGen up to an additional aggregate amount of $555 million of sales-based milestones upon the achievement of certain milestones and would be obligated to pay royalties at percentage rates that range from the mid-teens to the mid-twenties on sales of the Product in the U.S. for the Dialysis Indication. To date, VFMCRP has not exercised the Option.
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
In early 2022, the European Commission and Ministry of Health, Labour and Welfare in Japan approved the next-generation long-acting recombinant human growth hormone NGENLA (Somatrogon), a once-weekly injection to treat pediatric growth hormone deficiency, and we received pricing approvals in Germany and Japan. With the achievement of these milestones, we received $85.0 million in milestone payments during the year ended December 31, 2022. Further, Canada and Australia approved NGENLA during the year ended December 31, 2021.
In January 2022, the FDA issued a Complete Response Letter for the BLA for Somatrogon (hGH-CTP). Pfizer and OPKO have evaluated the FDA’s comments and will work with the agency to determine the best path forward for Somatrogon (hGH-CTP) in the United States.
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
Under the terms of the Pfizer Transaction, as restated, we received non-refundable and non-creditable upfront payments of $295.0 million and are eligible to receive up to an additional $275.0 million upon the achievement of certain regulatory milestones, $85 million of which we received during the second quarter of 2022. Pfizer received the exclusive license to commercialize Somatrogon worldwide. In addition, we are eligible to receive initial tiered royalty payments associated with the commercialization of Somatrogon for adult GHD with percentage rates ranging from the high teens to mid-twenties. Upon the launch of Somatrogon for pediatric GHD in certain major markets, the royalties will transition to regional, tiered gross profit sharing for both Somatrogon and Pfizer’s Genotropin® (somatropin).
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
We recognized the non-refundable $295.0 million upfront payments as revenue as the research and development services were completed. As of December 31, 2022 and 2021, we had no contract liabilities related to the Pfizer Transaction.
The Pfizer Transaction includes milestone payments of $275.0 million upon the achievement of certain milestones. The milestones range from $20.0 million to $90.0 million each and are based on achievement of regulatory approval in the U.S. and regulatory approval and price approval in other major markets. The milestone payments will be recognized as revenue in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met. To date, $85.0 million revenue has been recognized related to the achievement of the milestones.
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
The following table presents the lease balances within the Consolidated Balance Sheet as of December 31, 2022 and 2021:

(in thousands)	Classification on the Balance Sheet	December 31, 2022	December 31, 2021
Assets
Operating lease assets	Operating lease right-of-use assets	$38,725	$44,228
Finance lease assets	Property, plant and equipment, net	9,898	5,181

Liabilities
Current
Operating lease liabilities	Current maturities of operating leases	11,628	11,624
Accrued expenses	Current maturities of finance leases	2,809	2,257
Long-term
Operating lease liabilities	Operating lease liabilities	27,963	33,097
Other long-term liabilities	Finance lease liabilities	$7,089	$2,924

Weighted average remaining lease term
Operating leases		6.0 years	7.2 years
Finance leases		6.5 years	2.4 years
Weighted average discount rate
Operating leases		4.4%	4.6%
Finance leases		3.8%	4.8%
The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on our Consolidated Balance Sheet as of December 31, 2022:

(in thousands)	Operating	Finance
2023	$11,999	$2,919
2024	7,900	2,401
2025	5,136	1,729
2026	3,984	1,059
2027	3,855	240
Thereafter	11,908	1,926
Total undiscounted future minimum lease payments	44,782	10,274
Less: Difference between lease payments and discounted lease liabilities	5,191	376
Total lease liabilities	$39,591	$9,898
Expense under operating leases and finance leases was $16.6 million and $2.7 million, respectively, for the year ended December 31, 2022, which includes $2.6 million of variable lease costs. Expense under operating leases and finance leases was $18.0 million and $2.3 million, respectively, for the year ended December 31, 2021, which includes $2.5 million of variable lease costs. Expense under operating leases and finance leases was $17.8 million and $3.0 million, respectively, for the year ended December 31, 2020, and includes $3.0 million of variable lease costs. Operating lease costs and finance lease costs are included within Operating loss in the Consolidated Statement of Operations. Short-term lease costs were not material.

Supplemental cash flow information is as follows:

(in thousands)	For the years ended December 31,
	2022	2021
Operating cash out flows from operating leases	$16,271	$16,625
Operating cash out flows from finance leases	162	120
Financing cash out flows from finance leases	1,332	2,009
Total	$17,765	$18,754
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
Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the years ended December 31,
(In thousands)	2022	2021	2020
Revenue from services:
Pharmaceutical	$—	$—	$—
Diagnostics	755,630	1,607,106	1,262,242
Corporate	—	—	—
	$755,630	$1,607,106	$1,262,242
Revenue from products:
Pharmaceutical	$142,845	$141,770	$119,952
Diagnostics	—	—	—
Corporate	—	—	—
	$142,845	$141,770	$119,952
Revenue from transfer of intellectual property and other:
Pharmaceutical	$105,721	$25,842	$36,979
Diagnostics	—	—	16,240
Corporate	—	—	—
	$105,721	$25,842	$53,219
Operating income (loss):
Pharmaceutical	$(12,961)	$(19,051)	$(43,519)
Diagnostics	(173,652)	98,067	138,922
Corporate	(39,640)	(60,266)	(37,689)
	$(226,253)	$18,750	$57,714
Depreciation and amortization:
Pharmaceutical	$68,618	$26,427	$29,001
Diagnostics	40,037	52,289	56,361
Corporate	—	—	—
	$108,655	$78,716	$85,362
Loss from investment in investees:
Pharmaceutical	$(383)	$(629)	$(480)
Diagnostics	—	—	—
Corporate	—	—	—
	$(383)	$(629)	$(480)
Revenues:
U.S.	$783,207	$1,640,354	$1,317,766
Ireland	117,214	32,809	43,920
Chile	62,044	63,798	44,153
Spain	22,477	22,682	16,932
Israel	3,845	3,563	4,251
Mexico	14,546	11,005	7,865
Other	863	507	526
	$1,004,196	$1,774,718	$1,435,413

(In thousands)	December 31, 2022	December 31, 2021
Assets:
Pharmaceutical	$1,322,531	$1,114,460
Diagnostics	690,504	1,238,583
Corporate	154,224	46,672
	$2,167,259	$2,399,715
Goodwill:
Pharmaceutical	$312,826	$237,576
Diagnostics	283,025	283,025
	$595,851	$520,601
No customer represented more than 10% of our total consolidated revenue during the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022 and 2021, no customer represented more than 10% of our accounts receivable balance.
The following table reconciles our Property, plant and equipment, net between U.S. and foreign jurisdictions:

(In thousands)	December 31, 2022	December 31, 2021
PP&E:
U.S.	$52,795	$50,559
Foreign	30,084	29,168
Total	$82,879	$79,727
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
As of December 31, 2022, we have equity securities and an equity method fair value option (refer to Note 5), forward foreign currency exchange contracts for inventory purchases (refer to Note 20) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreement with BioCardia, we record the related BioCardia options at fair value as well as the warrants from COCP.

Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of December 31, 2022
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$102,773	$—	$—	$102,773
Equity securities	648	—	—	648
Equity Method - fair value option	21,120	—	—	21,120
Common stock options/warrants	—	28	—	28
Total assets	$124,541	$28	$—	$124,569
Liabilities:
Forward contracts	$—	$1,123	$—	1,123
Contingent consideration:	—	—	1,036	1,036
Total liabilities	$—	$1,123	$1,036	$2,159

	Fair value measurements as of December 31, 2021
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Equity securities	$4,226	$—	$—	$4,226
Common stock options/warrants	—	16	—	16
Forward contracts	—	122	—	122
Total assets	$4,226	$138	$—	$4,364
Liabilities:
Contingent consideration:	$—	$—	$2,837	$2,837
Total liabilities	$—	$—	$2,837	$2,837
The carrying amount and estimated fair value of our 2025 Notes, as well as the applicable fair value hierarchy tiers, are contained in the table below. The fair value of the 2025 Notes is determined using inputs other than quoted prices in active markets that are directly observable.

	December 31, 2022
(In thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
2025 Notes	$142,096	$125,495	$—	$125,495	$—
There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.
As of December 31, 2022 and 2021, the carrying value of our other financial instrument assets approximates their fair value due to their short-term nature or variable rate of interest.

The following tables reconcile the beginning and ending balances of our Level 3 assets and liabilities as of December 31, 2022 and 2021:

December 31, 2022
(In thousands)	Contingent consideration
Balance at December 31, 2021	$2,837
Change in fair value:
Included in results of operations	(1,312)
Foreign currency impact	(489)
Balance at December 31, 2022	$1,036

December 31, 2021
(In thousands)	Contingent consideration
Balance at December 31, 2020	$5,695
Change in fair value
Included in results of operations	(1,703)
Foreign currency impact	7
Payments	(1,162)
Balance at December 31, 2021	$2,837
The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to OPKO Diagnostics, CURNA and OPKO Renal transactions. As of December 31, 2022, $1.0 million of contingent consideration was recorded in accrued expenses and other long-term liabilities. As of December 31, 2021, of the $2.8 million of contingent consideration, $0.5 million is recorded in Accrued expenses and $2.3 million is recorded in Other long-term liabilities. As a result of our execution of the CAMP4 Agreement (as defined in Note 16), we will have to pay a percentage of any payments received under the CAMP4 Agreement to the former CURNA stockholders.
Note 20 Derivative Contracts
The following table summarizes the fair values and the presentation of our derivative financial instruments in the Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	December 31, 2022	December 31, 2021
Derivative financial instruments:
Common stock options/warrants	Investments, net	$28	$16
Forward contracts	Unrealized gains on forward contracts are recorded in Other current assets and prepaid expenses. Unrealized (losses) on forward contracts are recorded in Accrued expenses.	$(1,123)	$122
We enter into foreign currency forward exchange contracts with respect to the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.

To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At December 31, 2022 and 2021, our derivative financial instruments did not meet the documentation requirements to be designated as hedges. Accordingly, we recognized the changes in Fair value of derivative instruments, net in our Consolidated Statement of Operations. The following table summarizes the losses and gains recorded for the years ended December 31, 2022, 2021 and 2020:

	For the years ended December 31,
(In thousands)	2022	2021	2020
Derivative gain (loss):
Common stock options/warrants	$12	$(58)	$(46)
Forward contracts	$637	$904	$96
Total	$649	$846	$50
Note 21 Selected Quarterly Financial Data (Unaudited)

	For the 2022 Quarters Ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total revenues	$329,219	$309,893	$179,744	$185,340
Total costs and expenses	401,643	320,632	267,564	240,610
Net income (loss)	(55,433)	(101,650)	(86,091)	(85,231)
Earnings (loss) per share, basic and diluted	$(0.08)	$(0.14)	$(0.11)	$(0.11)

	For the 2021 Quarters Ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total revenues	$545,165	$442,408	$385,813	$401,332
Total costs and expenses	506,728	436,837	347,987	464,416
Net income (loss)	31,078	(16,186)	28,739	(73,775)
Earnings (loss) per share, basic and diluted	$0.05	$(0.03)	$0.04	$(0.11)
Note 22 Subsequent Events
On February 10, 2023, the Company amended the 2023 Convertible Notes to extend the maturity to January 31, 2025, and to reset the conversion price to the 10 day volume weighted average price immediately preceding the date of the amended note, plus a 25% conversion premium, or $1.66. In addition, under the terms of the 2023 Convertible Note, interest will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from the date of issuance, until the principal and accrued and unpaid interest, are paid in full. The remaining provisions of the original note are unchanged.
In January 2023, Nicoya submitted the investigational new drug application to China's Center for Drug Evaluation (“CDE”). Under the terms of the Nicoya Agreement, we are eligible to receive $2.5 million upon Nicoya’s submission of the IND, of which we received in February 2023 and will be recognized as license revenue in the first quarter of 2023.
In January 2023, in conjunction with a underwritten public offering, we invested $5.0 million for 14,285,714 shares of GeneDx Holdings Class A common stock at a public offering price of $0.35 per share. As of January 26th, 2023, our beneficial ownership in GeneDx Holdings decreased to 11.6% as a result of their public offering.
Effective January 2, 2023, ModeX entered into a 10-year office lease agreement commencing on August 1, 2023. ModeX is currently located in Natick, Massachusetts and will relocate to Weston, Massachusetts, upon lease commencement. The new location will have approximately 33,056 square feet of office space. Under the new lease, ModeX has two options to extend the lease term for an additional five years per extension, which would commence upon the expiration of the term on August 1, 2033. Straight-line monthly rent expense for the lease is approximately $241 thousand.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ) as of December 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission . Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, our independent registered public accounting firm, which also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, as stated in their report which appears with our accompanying Consolidated Financial Statements.
Changes to the Company’s Internal Control Over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting that occurred during quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
The information required in Items 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022.

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
1.1
Underwriting Agreement, dated October 24, 2019, by and among OPKO Health, Inc., Jeffries LLC, Piper Jaffray & Co., and Guggenheim Securities, LLC as representatives of underwriters named therein, filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2019, and incorporated herein by reference.

2.1+
Agreement and Plan of Merger, dated January 28, 2011, by and among CURNA, Inc., KUR, LLC, OPKO Pharmaceuticals, LLC, OPKO CURNA, LLC, and certain individuals named therein, filed with the Company’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on July 25, 2011, and incorporated herein by reference.

2.2
Agreement and Plan of Merger, dated October 13, 2011, by and among OPKO Health, Inc., Claros Merger Subsidiary, LLC, Claros Diagnostics, Inc., and Ellen Baron, Marc Goldberg and Michael Magliochetti on behalf of the Shareholder Representative Committee, filed with the Company’s Quarterly Report on Form 10⁃Q filed with the Securities and Exchange Commission on November 9, 2012 for the Company’s three-month period ended September 30, 2012, and incorporated herein by reference.

2.3
Agreement and Plan of Merger and Reorganization, dated as of January 14, 2022, by and among the Company, Sema4 Holdings Corp., Orion Merger Sub I, Inc., Orion Merger Sub II, LLC, GeneDx Inc. and GeneDx Holding 2, Inc., filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2022, and incorporated herein by reference.

2.4
Agreement and Plan of Merger, dated as of May 9, 2022, by and among the Company, ModeX Therapeutics, Inc., Orca Acquisition Sub, Inc. and Gary J. Nabel, solely in the capacity of a representative of the Stockholders, filed with the Company’s Current Report on Form 8⁃K filed with the Securities and Exchange Commission on May 13, 2022, and incorporated herein by reference.

3.1
Amended and Restated Certificate of Incorporation, as amended, filed with the Company’s Quarterly Report on Form 10⁃Q filed with the Securities and Exchange Commission on November 12, 2013 for the Company’s three-month period ended September 30, 2013, and incorporated herein by reference.

3.2	Amended and Restated Bylaws, filed with the Company’s Annual Report on Form 10⁃K filed with the Securities and Exchange Commission on February 18, 2021, and incorporated herein by reference.

3.3
Certificate of Designation of Series D Preferred Stock, filed with the Company’s Current Report on Form 8⁃K filed with the Securities and Exchange Commission on September 24, 2009, and incorporated herein by reference.

3.4
Amendment to Amended and Restated Certificate of Incorporation, filed with the Company’s Current Report on Form 8⁃K filed with the Securities and Exchange Commission on June 21, 2019, and incorporated herein by reference.

4.1	Form of Common Stock Warrant, filed with the Company’s Current Report on Form 8⁃K filed with the Securities and Exchange Commission on April 2, 2007, and incorporated herein by reference.

4.2	Form of Common Stock Warrant, filed with the Company’s Current Report on Form 8⁃K filed with the Securities and Exchange Commission on September 24, 2009, and incorporated herein by reference.

4.3
Indenture, dated January 30, 2013, between OPKO Health, Inc. and Wells Fargo Bank, National Association, filed with the Company’s Current Report on Form 8⁃K filed with the Securities and Exchange Commission on February 5, 2013, and incorporated herein by reference.

4.4
Base Indenture related to the 4.50% Convertible Senior Notes due 2025, dated as of February 7, 2019, by and between OPKO Health, Inc. and U.S. Bank National Association, as trustee, filed with the Company’s Current Report on Form 8⁃K filed with the Securities and Exchange Commission on February 7, 2019, and incorporated herein by reference.

4.5
Supplemental Indenture related to the 4.50% Convertible Senior Notes due 2025, dated as of February 7, 2019, by and between OPKO Health, Inc. and U.S. Bank National Association, as trustee, filed with the Company’s Current Report on Form 8⁃K filed with the Securities and Exchange Commission on February 7, 2019, and incorporated herein by reference.

4.6	Description of Securities, filed with the Company’s Annual Report on Form 10⁃K filed with the Securities and Exchange Commission on February 18, 2021, and incorporated herein by reference.

10.1
Form of Director Indemnification Agreement, filed with the Company’s Quarterly Report on Form 10⁃Q filed with the Securities and Exchange Commission on August 8, 2008 for the Company’s three-month period ended June 30, 2008, and incorporated herein by reference.

10.2
Form of Officer Indemnification Agreement, filed with the Company’s Quarterly Report on Form 10⁃Q filed with the Securities and Exchange Commission on August 8, 2008 for the Company’s three-month period ended June 30, 2008, and incorporated herein by reference.

10.3*
Form of Restricted Share Award Agreement for Directors, filed with the Company’s Quarterly Report on Form 10⁃Q filed with the Securities and Exchange Commission on November 9, 2009 for the Company’s three-month period ended September 30, 2009, and incorporated herein by reference.

10.4+
Exclusive License Agreement by and between TESARO, Inc. and OPKO Health, Inc. dated December 10, 2010, filed with the Company’s Quarterly Report on Form 10-K/A filed with the Securities and Exchange Commission on July 28, 2011, and incorporated herein by reference.

10.5
OPKO Health, Inc. 2016 Equity Incentive Plan, filed with the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 25, 2016, and incorporated herein by reference.

10.6
Development and License Agreement between OPKO Health, Inc. and Vifor Fresenius Medical Care Renal Pharma Ltd., dated May 8, 2016, filed with the Company’s Quarterly Report on Form 10⁃Q filed with the Securities and Exchange Commission on August 8, 2016 for the Company’s three-month period ended June 30, 2016, and incorporated herein by reference.

10.7
Form of 5% Convertible Promissory Note dated February 27, 2018, filed with the Company’s Annual Report on Form 10⁃K filed with the Securities and Exchange Commission on March 1, 2018, and incorporated herein by reference.

10.8
Share Lending Agreement, dated February 4, 2019, by and between the OPKO Health, Inc. and Jefferies Capital Services, LLC, filed with the Company’s Current Report on Form 8⁃K filed with the Securities and Exchange Commission on February 7, 2019, and incorporated herein by reference.

10.9
Amendment to Development and License Agreement between EirGen Pharma Ltd. and Vifor Fresenius Medical Care Renal Pharma Ltd., dated May 5, 2020, filed with the Company’s Quarterly Report on Form 10⁃Q filed with the Securities and Exchange Commission on July 31, 2020 for the Company’s three-month period ended June 30, 2020, and incorporated herein by reference.

10.10
Amended and Restated Development and Commercialization License Agreement by and between Pfizer Inc. and OPKO Ireland Ltd., dated May 12, 2020, filed with the Company’s Quarterly Report on Form 10⁃Q filed with the Securities and Exchange Commission on July 31, 2020 for the Company’s three-month period ended June 30, 2020, and incorporated herein by reference.

10.11
Form of Exchange Agreement, dated as of May 6, 2021, by and between OPKO Health Inc. and the applicable Noteholder, filed with the Company’s Current Report on Form 8⁃K filed with the Securities and Exchange Commission on May 7, 2021, and incorporated herein by reference.

10.12
Asset Purchase Agreement, dated June 16, 2021, among EirGen Pharma Limited, Horizon Therapeutics Ireland DAC, and OPKO Health, Inc. (with respect to certain sections), filed with the Company’s Quarterly Report on Form 10⁃Q filed with the Securities and Exchange Commission on July 29, 2021 for the Company’s three-month period ended June 30, 2021, and incorporated herein by reference.

10.13
License Agreement by and among EirGen Pharma Limited and Nicoya Macua Limited, dated June 18, 2021, filed with the Company’s Quarterly Report on Form 10⁃Q filed with the Securities and Exchange Commission on July 29, 2021 for the Company’s three-month period ended June 30, 2021, and incorporated herein by reference.

10.14
Exclusive License Agreement, dated July 6, 2021, by and between OPKO Health, Inc. and CAMP4 Therapeutics Corporation, filed with the Company’s Quarterly Report on Form 10⁃Q filed with the Securities and Exchange Commission on July 29, 2021 for the Company’s three-month period ended June 30, 2021, and incorporated herein by reference.

10.15
Amended and Restated Credit Agreement, dated August 30, 2021, by and among by and among BioReference Laboratories, Inc., certain of its subsidiaries, and JPMorgan Chase Bank, N.A., filed with the Company’s Current Report on Form 8⁃K filed with the Securities and Exchange Commission on September 3, 2021, and incorporated herein by reference.

10.16
Shareholder Agreement, dated January 14, 2022, by and between OPKO Health, Inc. and SEMA4 Holdings Corp., filed with the Company’s Current Report on Form 8⁃K filed with the Securities and Exchange Commission on January 18, 2022, and incorporated herein by reference.

10.17	Lock-up and Voting Agreement, dated as of May 9, 2022, by and among the Company, Dr. Phillip Frost, Dr. Jane Hsiao and Frost Gamma Investments Trust.

10.18	Offer Letter, dated May 9, 2022, by and between the Company and Dr. Zerhouni.

10.19	Offer Letter, dated May 9. 2022, by and between the Company and Dr. Nabel.

10.20
Waiver Under and Amendment No. 1 to Amended and Restated Credit Agreement between BioReference Health, LLC, GeneDx, LLC, the other Subsidiary Borrowers party hereto, the other Loan Parties party hereto, the Lenders party hereto, and JPMorgan Chase Bank, N.A., as the administrative agent for the Lenders, dated April 29, 2022, filed with the Company’s Current Report on Form 8⁃K filed with the Securities and Exchange Commission on May 4, 2022, and incorporated herein by reference.

10.21
Settlement Agreement between United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, and the Defense Health Agency, acting on behalf of the TRICARE Program, the Commonwealth of Massachusetts, acting through the Medicaid Fraud Division of the Office of Attorney General and on behalf of the Executive Office of Health and Human Services, limited to its role as the single state agency for Medicaid, the State of Connecticut, acting through the Attorney General of the State of Connecticut, BioReference Health, LLC and OPKO Health, Inc., and Jean Marie Crowley, effective July 14, 2022, filed with the Company’s Current Report on Form 8⁃K filed with the Securities and Exchange Commission on July 15, 2022, and incorporated herein by reference.

10.22**	Form of Amended 5% Convertible Promissory Note dated February 10, 2023.

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2022.

31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2022.

32.1	Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2022.

32.2	Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2022.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Denotes management contract or compensatory plan or arrangement.
**    Filed herewith.
+    Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission.

Item 16.    FORM 10-K SUMMARY.
None.

Schedule I - Condensed Financial Information of Registrant

OPKO Health, Inc.
PARENT COMPANY CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$104,783	$24,592
Other current assets and prepaid expenses	14,666	2,620
Total current assets	119,449	27,212
Investments	1,665,355	1,870,743
Operating lease right-of-use assets	1,822	3,030
Other assets	4	1
Total assets	$1,786,630	$1,900,986
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$311	$317
Accrued expenses	6,238	21,484
Current maturities of operating leases	1,225	1,203
Current portion of convertible notes	3,050	—
Current portion of notes payable	2,615	2,615
Total current liabilities	13,439	25,619
Operating lease liabilities	693	1,827
Convertible notes	210,371	187,935
Deferred tax liabilities, net	479	479
Total long-term liabilities	211,543	190,241
Total liabilities	224,982	215,860
Equity:
Common Stock - $0.01 par value, 1,000,000,000 shares authorized; 781,306,164 and 690,082,283 shares issued at December 31, 2022 and 2021, respectively	7,813	6,901
Treasury Stock, at cost - 8,655,082 shares at December 31, 2022 and 2021, respectively	(1,791)	(1,791)
Additional paid-in capital	3,421,872	3,222,487
Accumulated other comprehensive income (loss)	(43,323)	(30,495)
Accumulated deficit	(1,822,923)	(1,511,976)
Total shareholders’ equity	1,561,648	1,685,126
Total liabilities and equity	$1,786,630	$1,900,986

The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.
PARENT COMPANY CONDENSED STATEMENTS OF INCOME
(In thousands)

	For the years ended December 31,
	2022	2021	2020
Revenues:
Revenue from products	$—	$—	$—
Revenue from transfer of intellectual property and other	—	—	1,069
Total revenues	—	—	1,069
Costs and expenses:
Costs of revenue	2,347	1,279	260
Selling, general and administrative	46,882	66,483	41,736
Research and development	4,196	2,029	1,951
Gain on sale of GeneDx	(18,559)	—	—
Total costs and expenses	34,866	69,791	43,947
Operating loss	(34,866)	(69,791)	(42,878)
Other income and (expense), net:
Interest income	1,762	334	967
Interest expense	(13,688)	(21,297)	(23,585)
Fair value changes of derivative instruments, net	12	(58)	(46)
Other income (expense), net	(154,807)	(9,013)	10,354
Other income and (expense), net	(166,721)	(30,034)	(12,310)
Loss before income taxes and investment losses	(201,587)	(99,825)	(55,188)
Income tax provision	(10)	(2)	(175)
Net loss before investments and loss from subsidiaries	(201,597)	(99,827)	(55,363)
Loss from investments in investees	(383)	(629)	(480)
Net income (loss) from subsidiaries, net of taxes	(126,425)	70,313	86,429
Net income (loss)	$(328,405)	$(30,143)	$30,586

The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.
PARENT COMPANY CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the years ended December 31,
	2022	2021	2020
Net income (loss)	$(328,405)	$(30,143)	$30,586
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	(12,828)	(26,270)	17,845
Comprehensive income (loss)	$(341,233)	$(56,413)	$48,431

The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.
PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$(328,405)	$(30,143)	$30,586
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash interest	2,750	9,389	9,994
Amortization of deferred financing costs	1,093	722	787
Losses from investments in investees	383	629	480
(Income) loss from subsidiaries	126,425	(70,313)	(86,429)
Equity-based compensation – employees and non-employees	18,509	13,632	8,947
Non-cash revenue from the transfer of intellectual property	—	(3,801)	—
Realized gain on equity securities and disposal of fixed assets	—	(2,981)	(10,324)
Change in fair value of derivative instruments and equity securities	154,473	4,871	(6)
Loss on conversion of the 2025 Notes	—	11,111	—
Adoption of ASC 326 and other	—	—	(1,311)
Gain on sale of GeneDx	(18,559)	—	—
Changes in other assets and liabilities	(14,993)	10,970	(243)
Net cash used in operating activities	(58,324)	(55,914)	(47,519)
Cash flows from investing activities:
Investments in investees	—	(2,000)	—
Subsidiary financing	23,866	69,608	(23,234)
Proceeds from sale of equity securities	115,423	8,078	15,110
Net cash (used in) provided by investing activities	139,289	75,686	(8,124)
Cash flows from financing activities:
Proceeds from the exercise of Common Stock options and warrants	(774)	1,080	756
Net cash (used in) provided by financing activities	(774)	1,080	756
Net increase (decrease) in cash and cash equivalents	80,191	20,852	(54,887)
Cash and cash equivalents at beginning of period	24,592	3,740	58,627
Cash and cash equivalents at end of period	$104,783	$24,592	$3,740
SUPPLEMENTAL INFORMATION:
Interest paid	$7,420	$8,515	$10,908
Income taxes paid, net of refunds	$8,037	$5,969	$(903)
Non-cash financing:
Shares issued upon the conversion of:
Common Stock options and warrants, surrendered in net exercise	$1,268	$—	$—
Issuance of common stock for acquisition of ModeX	$221,662	$—	$—
Fair value of shares included in consideration from GeneDx Holdings	$172,000	$—	$—

The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.
Notes to Parent Company Condensed Financial Statements

Note 1. Organization and Basis of Presentation
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. The parent company condensed financial statements included in this Schedule I represent the financial statements of OPKO Health, Inc., the parent company (or “OPKO”), on a stand-alone basis and do not include results of operations from our consolidated subsidiaries. The Parent Company Condensed Financial Statements should be read in conjunction with our audited consolidated financial statements included in Item 8 of Part II of this Form 10-K. As of December 31, 2022 and 2021, approximately $1.7 billion and $1.9 billion, respectively, of our Investments, net have not been eliminated in the parent company condensed financial statements.
The Parent Company Condensed Financial Statements included herein have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as substantially all the assets of BioReference, a wholly-owned subsidiary, and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to OPKO under the A&R Credit Agreement (as defined below), subject to certain exceptions. BioReference and its subsidiaries’ net assets as of December 31, 2022 were approximately $608.6 million, which includes goodwill of $283.0 million and intangible assets of $187.9 million. BioReference’s restricted net assets exceeds 25% of OPKO’s consolidated net assets of $1.6 billion as of December 31, 2022.
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
In May 2021, we entered into exchange agreements with certain holders of the 2025 Notes pursuant to which the holders exchanged $55.4 million in aggregate principal amount of the outstanding 2025 Notes for 19,051,270 shares of our Common Stock (the “Exchange”). We recorded an $11.1 million non-cash loss related to the Exchange during 2021.
In conjunction with the issuance of the 2025 Notes, we agreed to loan up to 30,000,000 shares of our Common Stock to affiliates of the underwriter in order to assist investors in the 2025 Notes to hedge their position. Following consummation of the Exchange, the number of outstanding borrowed shares of Common Stock was reduced by 8,105,175 shares. As of December 31, 2022 and 2021, a total of 21,144,825 and 21,144,825 shares remained outstanding under the share lending arrangement, respectively. We will not receive any of the proceeds from the sale of the borrowed shares, but we received a one-time nominal fee of $0.3 million for the newly issued shares. Shares of our Common Stock outstanding under the share lending arrangement are excluded from the calculation of basic and diluted earnings per share. See Note 4.
The following table sets forth information related to the 2025 Notes which is included in our Consolidated Balance Sheet as of December 31, 2022:

(In thousands)	2025 Senior Notes	Discount	Debt Issuance Costs	Total
Balance at December 31, 2021	$144,580	$(22,747)	$(2,473)	$119,360
Amortization of debt discount and debt issuance costs	—	—	1,094	1,094
Adoption of ASU 2020-06	—	22,747	(1,105)	21,642
Balance at December 31, 2022	$144,580	$—	$(2,484)	$142,096
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
Under the modified approach, entities applied the guidance to all financial instruments that are outstanding as of the beginning of the year of adoption with the cumulative effect recognized as an adjustment to the opening balance of retained earnings. ASU 2020-06 eliminates the cash conversion and beneficial conversion feature models in ASC 470-20 that require an issuer of certain convertible debt and preferred stock to separately account for embedded conversion features as a component of equity. The adoption of ASU 2020-06 at January 1, 2022 resulted in an increase of the 2025 Convertible notes of $21.6 million, a reduction of the Accumulated deficit of $17.5 million and a reduction of Additional paid-in capital of $39.1 million.
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
In November 2015, BioReference and certain of its subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A. (“CB”), as lender and administrative agent (as amended the “Credit Agreement”). As amended, the Credit Agreement provides for a $75.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit.
The Credit Agreement is guaranteed by all of BioReference’s domestic subsidiaries and is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base composed of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of December 31, 2022, $16.8 million remained available for borrowing under the Credit Agreement. Principal under the Credit Agreement is due upon maturity on August 30, 2024.
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
As of December 31, 2022 and 2021, $18.1 million amount and no amount, respectively, was outstanding under the Credit Agreement.
The Credit Agreement contains customary covenants and restrictions, including, without limitation, covenants that require BioReference and its subsidiaries to maintain a minimum fixed charge coverage ratio if availability under the new credit facility falls below a specified amount and to comply with laws and restrictions on the ability of BioReference and its subsidiaries to incur additional indebtedness or to pay dividends and make certain other distributions to the Company, subject to certain exceptions as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of BioReference to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and execution upon the collateral securing obligations under the Credit Agreement. Substantially all the assets of BioReference and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to the Company, subject to certain exceptions. As of December 31, 2022, BioReference and its subsidiaries had net assets of approximately $608.6 million, which included goodwill of $283.0 million and intangible assets of $187.9 million.
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
Note 4 Dividends
We received $33 million and $45 million dividend payments from our consolidated subsidiaries for the years ended December 31, 2022 and 2021, respectively.
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
Note 6 Subsequent Events
On January 2023, in conjunction with a underwritten public offering, we invested $5.0 million for 14,285,714 shares of GeneDx Holdings Class A common stock at a public offering price of $0.35 per share.
On or about February 10, 2023, the Company amended the 2023 Convertible Notes to extend the maturity to January 31, 2025, and to reset the conversion price to the 10 day volume weighted average price immediately preceding the date of the amended note, plus a 25% conversion premium, or $1.66. In addition, under the terms of the 2023 Convertible Note, interest will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from the date of issuance, until the principal and accrued and unpaid interest, are paid in full. The remaining provisions of the original note are unchanged.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2023	OPKO HEALTH, INC.

	By:	/s/ Phillip Frost, M.D.
Phillip Frost, M.D.
Chairman of the Board and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Phillip Frost, M.D.	Chairman of the Board and Chief Executive	February 27, 2023
Phillip Frost, M.D.	Officer (Principal Executive Officer)

/s/ Jane H. Hsiao, Ph.D., MBA	Vice Chairman and Chief Technical Officer	February 27, 2023
Jane H. Hsiao, Ph.D., MBA

/s/ Elias A. Zerhouni, M.D.	Vice Chairman and President	February 27, 2023
Elias A. Zerhouni, M.D.

/s/ Steven D. Rubin	Director and Executive Vice President –	February 27, 2023
Steven D. Rubin	Administration

/s/ Adam Logal	Senior Vice President, Chief Financial Officer,	February 27, 2023
Adam Logal	Chief Accounting Officer and Treasurer (Principal Financial Officer)

/s/ Gary J. Nabel, M.D., Ph.D.	Director, Chief Innovation Officer	February 27, 2023
Gary J. Nabel, M.D., Ph.D.

/s/ Alexis Borisy	Director	February 27, 2023
Alexis Borisy

/s/ Richard Krasno, Ph.D.	Director	February 27, 2023
Richard Krasno, Ph.D.

/s/ Prem A. Lachman, M.D.	Director	February 27, 2023
Prem A. Lachman M.D.

/s/ Roger J. Medel, M.D.	Director	February 27, 2023
Roger J. Medel, M.D.

/s/ John A. Paganelli	Director	February 27, 2023
John A. Paganelli

/s/ Richard C. Pfenniger, Jr.	Director	February 27, 2023
Richard C. Pfenniger, Jr.

/s/ Alice Lin-Tsing Yu, M.D., Ph.D.	Director	February 27, 2023
Alice Lin-Tsing Yu, M.D., Ph.D.

Exhibit Number	Description

10.22	Form of Amended 5% Convertible Promissory Note dated February 10, 2023.

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2022.

31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2022.

32.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2022.

32.2	Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2022.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document