Form 10-Q
period 2023-03-31
OPKO HEALTH, INC.
filed 2023-05-03
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023.
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

As of April 27, 2023, the registrant had 772,650,812 shares of Common Stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects, operating results, cash flows and/or financial condition. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, and described from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). We do not undertake any obligation to update forward-looking statements, except to the extent required by applicable law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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
•that we may fail to obtain regulatory approval for Somatrogon (hGH-CTP) in the United States (“U.S.”) and other territories in which we have applied, or successfully commercialize Somatrogon (hGH-CTP);
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
•our ability to comply with the terms of our 2022 Corporate Integrity Agreement with the U.S. Office of Inspector General of the Department of Health and Human Services;
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

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$110,830	$153,191
Accounts receivable, net	121,486	127,312
Inventory, net	75,411	74,060
Other current assets and prepaid expenses	98,691	39,962
Total current assets	406,418	394,525
Property, plant and equipment, net	80,853	82,879
Intangible assets, net	803,616	823,520
In-process research and development	195,000	195,000
Goodwill	597,380	595,851
Investments	41,231	28,080
Operating lease right-of-use assets	36,832	38,725
Other assets	8,340	8,679
Total assets	$2,169,670	$2,167,259
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$80,503	$66,993
Accrued expenses	106,058	98,269
Current maturities of operating leases	11,490	11,628
Current portion of convertible notes	—	3,050
Current portion of lines of credit and notes payable	24,371	33,540
Total current liabilities	222,422	213,480
Operating lease liabilities	26,462	27,963
Long term portion of convertible notes	211,328	210,371
Deferred tax liabilities	129,668	126,426
Other long-term liabilities, principally contract liabilities, contingent consideration and lines of credit	27,980	27,371
Total long-term liabilities	395,438	392,131
Total liabilities	617,860	605,611
Equity:
Common Stock - $0.01 par value, 1,000,000,000 shares authorized; 781,306,164 and 781,306,164 shares issued at March 31, 2023 and December 31, 2022, respectively	7,813	7,813
Treasury Stock - 8,655,082 shares at March 31, 2023 and December 31, 2022, respectively	(1,791)	(1,791)
Additional paid-in capital	3,424,589	3,421,872
Accumulated other comprehensive loss	(37,611)	(43,323)
Accumulated deficit	(1,841,190)	(1,822,923)
Total shareholders’ equity	1,551,810	1,561,648
Total liabilities and equity	$2,169,670	$2,167,259
The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the three months ended March 31,
	2023	2022
Revenues:
Revenue from services	$132,368	$286,599
Revenue from products	40,383	36,658
Revenue from transfer of intellectual property and other	64,826	5,962
Total revenues	237,577	329,219
Costs and expenses:
Cost of service revenue	114,059	221,202
Cost of product revenue	24,255	22,673
Selling, general and administrative	75,642	117,537
Research and development	32,605	18,312
Contingent consideration	136	(106)
Amortization of intangible assets	21,474	22,025
Total costs and expenses	268,171	401,643
Operating loss	(30,594)	(72,424)
Other income and (expense), net:
Interest income	1,030	10
Interest expense	(3,391)	(2,662)
Fair value changes of derivative instruments, net	(1,059)	(132)
Other income (expense), net	17,017	(1,442)
Other income (expense), net	13,597	(4,226)
Loss before income taxes and investment losses	(16,997)	(76,650)
Income tax benefit (provision)	(1,233)	21,266
Net loss before investment losses	(18,230)	(55,384)
Loss from investments in investees	(37)	(49)
Net loss	$(18,267)	$(55,433)
Loss per share, basic and diluted:
Loss per share	$(0.02)	$(0.08)
Weighted average common shares outstanding, basic and diluted	751,506,257	660,302,426

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	For the three months ended March 31,
	2023	2022
Net loss	$(18,267)	$(55,433)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	5,712	(920)
Comprehensive loss	$(12,555)	$(56,353)

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)
For the three months ended March 31, 2023 and 2022

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2022	781,306,164	$7,813	(8,655,082)	$(1,791)	$3,421,872	$(43,323)	$(1,822,923)	$1,561,648
Equity-based compensation expense	—	—	—	—	2,717	—	—	2,717
Net loss	—	—	—	—	—	—	(18,267)	(18,267)
Other comprehensive income	—	—	—	—	—	5,712	—	5,712
Balance at March 31, 2023	781,306,164	$7,813	(8,655,082)	$(1,791)	$3,424,589	$(37,611)	$(1,841,190)	$1,551,810

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2021	690,082,283	$6,901	(8,655,082)	$(1,791)	$3,222,487	$(30,495)	$(1,511,976)	$1,685,126
Equity-based compensation expense	—	—	—	—	7,617	—	—	7,617
Exercise of common stock options and warrants	55,750	1	—	—	135	—	—	136
Adoption of ASU 2020-06	—	—	—	—	(39,100)	—	17,458	(21,642)
Net loss	—	—	—	—	—	—	(55,433)	(55,433)
Other comprehensive loss	—	—	—	—	—	(920)	—	(920)
Balance at March 31, 2022	690,138,033	$6,902	(8,655,082)	$(1,791)	$3,191,139	$(31,415)	$(1,549,951)	$1,614,884

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(18,267)	$(55,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,446	27,814
Non-cash interest	678	678
Amortization of deferred financing costs	296	281
Losses from investments in investees	37	49
Equity-based compensation – employees and non-employees	2,717	7,617
Realized loss on disposal of fixed assets and sales of equity securities	1,845	61
Change in fair value of equity securities and derivative instruments	(7,130)	1,299
Change in fair value of contingent consideration	136	(106)
Deferred income tax benefit	102	(22,356)
Changes in assets and liabilities:
Accounts receivable, net	7,364	44,421
Inventory, net	1,306	(9,463)
Other current assets and prepaid expenses	(58,902)	2,612
Other assets	772	511
Accounts payable	12,759	16,143
Foreign currency measurement	(2,355)	2,197
Contract liabilities	2	(4)
Accrued expenses and other liabilities	9,547	(36,177)
Net cash used in operating activities	(22,647)	(19,856)
Cash flows from investing activities:
Investments in investees	(5,000)	—
Proceeds from the sale of property, plant and equipment	320	348
Capital expenditures	(3,037)	(5,251)
Net cash used in investing activities	(7,717)	(4,903)
Cash flows from financing activities:
Proceeds from the exercise of common stock options	—	136
Borrowings on lines of credit	165,288	1,649,166
Repayments of lines of credit	(175,407)	(1,657,193)
Redemption of 2033 Senior Notes	(3,000)	—
Net cash used in financing activities	(13,119)	(7,891)
Effect of exchange rate changes on cash and cash equivalents	1,122	221
Net decrease in cash and cash equivalents	(42,361)	(32,429)
Cash and cash equivalents at beginning of period	153,191	134,710
Cash and cash equivalents at end of period	$110,830	$102,281
SUPPLEMENTAL INFORMATION:
Interest paid	$3,830	$3,420
Income taxes paid, net of refunds	$477	$1,063
Assets acquired by finance leases	$960	$—

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 BUSINESS AND ORGANIZATION
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Health, LLC (“BioReference”), one of the nation’s largest full service laboratories with a 180-person sales and marketing team to drive growth and leverage new products, and we offer our 4Kscore prostate cancer test through BioReference. Our pharmaceutical business features Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency, and Somatrogon (hGH-CTP), a once-weekly human growth hormone injection for which we completed a successful phase 3 study in August 2019 and partnered with Pfizer Inc. (“Pfizer”) with respect to Somatrogon (hGH-CTP)’s further development. Regulatory applications for Somatrogon (hGH-CTP) have been submitted to the applicable regulatory bodies for review in several countries around the world. In February 2022, the European Commission granted marketing authorization in the European Union for Somatrogon (hGH-CTP) under the brand name NGENLA® to treat children and adolescents from as young as three years of age with growth disturbance due to insufficient secretion of growth hormone and has been granted pricing approval in Germany. NGENLA® has also been approved in Japan, Canada, and Australia. We also submitted the initial Biologics License Application (“BLA”) with the FDA for approval of Somatrogon (hGH-CTP) in the United States and Pfizer received a complete response letter in January 2022. Pfizer and OPKO have evaluated the FDA’s comments and are working with the agency to address their inquiries. In May 2022, we acquired ModeX Therapeutics, Inc. (“ModeX”), a biotechnology company focused on developing innovative multi-specific immune therapies for cancer and infectious diseases candidates. ModeX has a robust early-stage pipeline with assets in key areas of immuno-oncology and infectious diseases, and we intend to further expand our pharmaceutical product pipeline through ModeX’s portfolio of development candidates.
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
Our research and development activities are primarily performed at facilities in Waterford, Ireland, Kiryat
Gat, Israel, and Barcelona, Spain.
On May 9, 2022 (the “Closing Date”), the Company entered into an Agreement and Plan of Merger (the “ModeX Merger Agreement”), in accordance with which we acquired ModeX pursuant to a merger in which ModeX survived as a wholly owned subsidiary of the Company. The Company paid the entirety of the $300.0 million purchase price pursuant to the issuance of an aggregate of 89,907,310 shares (the “Consideration Shares”) of the Company’s common stock, par value $0.01 per share (“Common Stock”), to the former stockholders of ModeX (the “Selling Stockholders”), of which 10% of such shares were deposited in a twelve-month escrow for purposes of satisfying the potential indemnity obligations of the Selling Stockholders under the ModeX Merger Agreement. Additionally, the Company issued equity awards to ModeX employees in an amount equal to $12.4 million, which was deducted from the consideration payable on the Closing Date. If any of such awards are forfeited or otherwise remain unvested on the four-year anniversary of the Closing Date, Common Stock equal to $2.6 million (valued at the same price used for determining the number of Consideration Shares issuable upon consummation of the ModeX Merger) may be distributed pro rata to ModeX’s former stockholders in respect of such forfeited or unvested awards. Shares of Common Stock with respect to such potential distribution have been escrowed and will remain escrowed for such four-year period. For accounting purposes, the shares were valued at $221.7 million, based on the closing price per share of our Common Stock of $2.44 as reported by NASDAQ Global Select Market (“NASDAQ”) on the Closing Date. Included in the total fair value of consideration transferred of $221.7 million were $2.3 million of fully vested equity awards.

On January 14, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (the “GeneDx Merger Agreement”) with GeneDx Holdings Corp. (f/k/a “Sema Holdings Corp.”), a Delaware corporation (“GeneDx Holdings”), pursuant to which GeneDx Holdings acquired the Company’s former subsidiary, GeneDx LLC, (f/k/a GeneDx, Inc. “GeneDx”), in a transaction (the “GeneDx Transaction”) that closed on April 29, 2022 (the “GeneDx Closing”).
Upon the GeneDx Closing, GeneDx Holdings paid to the Company aggregate consideration of $150 million in cash (before deduction of transaction expenses and other customary purchase price adjustments), together with 80.0 million shares (the “Closing Shares”) of GeneDx Holdings’ Class A common stock, par value $0.0001 per share (“GeneDx Holdings Common Stock”). Based on the closing stock price of GeneDx Holdings as of April 29, 2022, the total upfront consideration represented approximately $322 million. Additionally, subject to GeneDx achieving certain revenue targets for the fiscal years ending December 31, 2022 and 2023, we are eligible to receive an earnout payment (“Milestone Consideration”) in cash or stock (at GeneDx Holdings’ discretion) equal to a maximum of 30.9 million shares of GeneDx Holdings’ Common Stock if paid in stock. We received 23.1 million shares of Class A Common Stock as a result of GeneDx satisfactorily achieving targets as of December 31, 2022.
In connection with the transactions contemplated by the GeneDx Merger Agreement, on January 14, 2022, the Company entered into a Shareholder Agreement (the “GeneDx Holdings Shareholder Agreement”) with GeneDx Holdings, pursuant to which the Company has agreed to, among other things, be subject to a lock-up period with respect to its shares of GeneDx Holdings Common Stock, which expired on April 29, 2023 with respect to the Closing Shares, and, if earned and received, would extend for periods of one-year and six-months from the date of issuance of such shares in respect of the first and second potential Milestone Consideration payments, respectively.
Pursuant to the GeneDx Merger Agreement, the Company designated, and GeneDx Holdings nominated for election an individual to serve on the board of directors of GeneDx Holdings, and such nominee was elected by GeneDx Holdings’ stockholders to serve as a director at least until GeneDx Holdings’ 2024 annual meeting of stockholders. In addition, the Company has further agreed to certain standstill provisions whereby, subject to certain exceptions, it is obligated to refrain from taking certain actions with respect to the GeneDx Holdings Common Stock. The Company has also agreed to vote its shares of GeneDx Holdings Common Stock in accordance with the recommendations of GeneDx Holdings’s board of directors for so long as it continues to hold at least 5% of the outstanding shares of GeneDx Holdings Common Stock. Further, GeneDx Holdings has also granted the Company certain customary shelf, piggyback and demand registration rights that require GeneDx Holdings to register the shares of the Company’s shares of GeneDx Holdings Common Stock for resale under the Securities Act. OPKO intends to have a designee serving on GeneDx Holdings’s board of directors through the lock-up period applicable to the Company’s shares of GeneDx Holdings Common Stock. Such designee may continue to sit on the GeneDx Holdings board if elected by the GeneDx Holdings stockholders.

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
Throughout the pandemic, we have managed our company-wide lab operations specimen acquisition, logistics, procurement, customer service, and initiatives to manage our cost structure to match the ever changing COVID-19 testing volumes and to identify and capitalize on efficiencies in our core clinical lines of business. While BioReference benefited from significant COVID-19 testing volumes in 2020 and 2021, demand declined in 2022 and continued to decline during the first quarter of 2023.
Revenue from services for the three months ended March 31, 2023 decreased by $154.2 million as compared to 2022 due to lower COVID-19 testing volumes. Excluding COVID-19 test volumes, for the three months ended March 31, 2023, routine clinical test volume increased 6.8% as compared to volumes for the three months ended March 31, 2022.
Foreign Currency Exchange Rates
Approximately 18.5% of revenue for the three months ended March 31, 2023, and approximately 10.9% of revenue for the three months ended March 31, 2022, were denominated in currencies other than the U.S. Dollar (USD). Our financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting the consolidated financial results. In the first quarter of 2023 and the year ended December 31, 2022, the most significant currency exchange rate exposures were to the Euro and Chilean Peso. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $34.2 million and $39.9 million at March 31, 2023 and December 2022, respectively.
We are subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. We limit foreign currency transaction risk through hedge transactions with foreign currency forward contracts. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date. At March 31, 2023, we had 177 open foreign exchange forward contracts relating to inventory purchases on letters of credit with various amounts maturing monthly through April 2023 with a notional value totaling approximately $10.4 million. At December 31, 2022, we had 194 open foreign exchange forward contracts relating to inventory purchases on letters of credit with various amounts maturing monthly through January 2023 with a notional value totaling approximately $11.9 million.
NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments or adjustments otherwise disclosed herein) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three months ended March 31, 2023 are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2023 or any other future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which are used in our testing laboratories. Inventory obsolescence expense for the three months ended March 31, 2023 and 2022, was $1.4 million and $1.3 million, respectively.
Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting. Refer to Note 5. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions was $1.6 billion at March 31, 2023 and December 31, 2022.
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

Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value. Goodwill was $597.4 million and $595.9 million, respectively, at March 31, 2023 and December 31, 2022.
Net intangible assets other than goodwill was $1.0 billion on March 31, 2023, and December 31, 2022, respectively, including IPR&D of $195.0 million on March 31, 2023, and December 31, 2022. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products and IPR&D. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges may occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment.
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
We believe that our estimates and assumptions in testing goodwill and other intangible assets, including IPR&D, for impairment are reasonable and otherwise consistent with assumptions that marketplace participants would use in their estimates of fair value. Based on the current financial performance of our diagnostic segment, if future results are not consistent with our estimates and assumptions, then we may be exposed to impairment charges, which could be material. In our pharmaceutical segment, Pfizer submitted the initial BLA with the FDA for approval of Somatrogon (hGH-CTP) in the United States, and Pfizer received a Complete Response Letter in January 2022. Pfizer and OPKO have evaluated the FDA’s comments and are working with the agency to determine the best path forward for Somatrogon (hGH-CTP) in the United States. If we are unable to get approval for Somatrogon (hGH-CTP) in the United States, then we may be exposed to impairment charges, which could be material.
In the first quarter of 2022, we reclassified $590.2 million of IPR&D related to Somatrogon (hGH-CTP) from IPR&D in our Condensed Consolidated Balance Sheet upon the approval of NGENLA (Somatrogon) in Europe and Japan. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years.
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $21.5 million and $22.0 million for the three months ended March 31, 2023 and 2022, respectively.
Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered equity securities as of March 31, 2023 and December 31, 2022 are predominately carried at fair value. Our debt under the Credit Agreement (as defined below) approximates fair value due to the variable rate of interest applicable to such debt.
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

Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At March 31, 2023 and December 31, 2022, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognized all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statement of Operations. Refer to Note 10.
Property, plant and equipment. Property, plant and equipment are recorded at cost or fair value if acquired in a business combination. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under finance leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, and automobiles - 3-5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Assets held under finance leases are included within Property, plant and equipment, net in our Condensed Consolidated Balance Sheets and are amortized over the shorter of their useful lives or the expected term of their related leases. Depreciation expense was $5.0 million and $5.8 million for the three months ended March 31, 2023, and 2022, respectively.
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
We operate in various countries and tax jurisdictions globally.  For interim reporting purposes, we record income taxes based on the expected effective income tax rate, taking into consideration year to date and global forecasted tax results. For the three months ended March 31, 2023, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
Included in Other long-term liabilities is an accrual of $6.0 million related to uncertain tax positions involving income recognition. In connection with an examination of foreign tax returns for the 2014 through 2020 tax years, a foreign taxing authority has issued an income tax assessment of approximately $246 million (including interest). We are appealing this assessment, as we believe, other than for uncertain tax positions for which we have reserved, the issues are without technical merit. We intend to exhaust all judicial remedies necessary to resolve the matter, as necessary, which could be a lengthy process. There can be no assurance that this matter will be resolved in our favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material adverse effect on our financial condition, results of operations and cash flows.
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
While we have receivables due from federal and state governmental agencies, such receivables are not a credit risk because federal and state governments fund the related healthcare programs. Payment is primarily dependent upon submitting appropriate documentation. On March 31, 2023 and December 31, 2022, receivable balances (net of explicit and implicit price concessions) from Medicare and Medicaid were 14% and 14%, respectively, of our consolidated Accounts receivable, net.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At March 31, 2023 and December 31, 2022, receivables due from patients represented approximately 3.3% and 2.9%, respectively, of our consolidated Accounts receivable, net.
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for credit losses was $2.1 million and $4.2 million on March 31, 2023, and December 31, 2022, respectively. The credit loss expense for the three months ended March 31, 2023 and 2022, was $85.2 thousand and $87.6 thousand, respectively.
Equity-based compensation. We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits realized from the exercise of stock options as cash flows from operations. For the three months ended March 31, 2023 and 2022, we recorded $2.7 million and $7.6 million, respectively, of equity-based compensation expense.
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

Foreign currency translation. The financial statements of certain of our foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are generally translated at the rate of exchange to the U.S. dollar on the balance sheet date. The local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of Other income (expense), net within the Condensed Consolidated Statement of Operations and foreign currency translation gains (losses) have been included as a component of the Condensed Consolidated Statement of Comprehensive Income (Loss). During the three months ended March 31, 2023, and 2022, we recorded $1.0 million and $1.1 million, respectively, of transaction gains.
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
A total of 82,441,440 and 57,985,925 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2023 and 2022, respectively, because their inclusion would be antidilutive. A full presentation of diluted earnings per share has not been provided because the required adjustments to the numerator and denominator resulted in diluted earnings per share equivalent to basic earnings per share.

During the three months ended March 31, 2023, no options were exercised and no restricted stock units vested, resulting in the issuance of no shares of Common Stock.
During the three months ended March 31, 2022, an aggregate of 55,750 options to purchase shares of our Common Stock were exercised, resulting in the issuance of 55,750 shares of Common Stock. Of the 55,750 options exercised, no shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of such instruments.

NOTE 5 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(In thousands)	March 31, 2023	December 31, 2022
Accounts receivable, net:
Accounts receivable	$123,553	$131,474
Less: allowance for credit losses	(2,067)	(4,162)
	$121,486	$127,312
Inventories, net:
Consumable supplies	$30,176	$31,275
Finished products	39,260	37,139
Work in-process	2,897	2,449
Raw materials	7,671	6,771
Less: inventory reserve	(4,593)	(3,574)
	$75,411	$74,060
Other current assets and prepaid expenses:
Taxes recoverable	$7,653	$8,191
Prepaid expenses	9,058	7,918
Prepaid insurance	1,628	4,496
Other receivables	74,271	13,105
Other	6,081	6,252
	$98,691	$39,962
Intangible assets, net:
Customer relationships	$315,586	$314,854
Technologies	829,021	826,282
Trade names	49,767	49,752
Covenants not to compete	12,913	12,911
Licenses	6,100	5,988
Product registrations	7,176	6,831
Other	5,934	5,861
Less: accumulated amortization	(422,881)	(398,959)
	$803,616	$823,520
Accrued expenses:
Inventory received but not invoiced	$7,830	$7,830
Commitments and contingencies	4,006	4,295
Employee benefits	40,323	33,765
Clinical trials	5,708	4,700
Contingent consideration	65	62
Finance leases short-term	2,968	2,809
Professional fees	2,041	1,820
Other	43,117	42,988
	$106,058	$98,269
Other long-term liabilities:
Contingent consideration	$1,114	$974
Mortgages and other debts payable	8,801	9,098
Finance leases long-term	7,890	7,089
Contract liabilities	140	138
Other	10,035	10,072
	$27,980	$27,371

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
In the first quarter of 2022, we reclassified $590.2 million of IPR&D related to Somatrogon (hGH-CTP) from IPR&D in our Condensed Consolidated Balance Sheet upon the approval of NGENLA (Somatrogon (hGH-CTP)) in Europe and Japan. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years. Other changes in value of the intangible assets and goodwill during the three months ended March 31, 2023 and 2022 were primarily due to foreign currency fluctuations between the Euro, and the Chilean Peso against the U.S. dollar.
The following table summarizes the changes in Goodwill by reporting unit during the three months ended March 31, 2023.

	2023
(In thousands)	Gross goodwill at January 1	Cumulative impairment at January 1	Acquisitions, dispositions and other	Foreign exchange and other	Balance at March 31
Pharmaceuticals
CURNA	$4,827	$(4,827)	$—	$—	$—
Rayaldee	81,786	—	—	1,304	83,090
FineTech	11,698	(11,698)	—	—	—
ModeX	80,432	—	(173)	—	80,259
OPKO Biologics	139,784	—	—	—	139,784
OPKO Chile	3,767	—	—	284	4,051
OPKO Health Europe	7,057	—	—	114	7,171
OPKO Mexico	100	(100)	—	—	—
Transition Therapeutics	3,421	(3,421)	—	—	—

Diagnostics
BioReference	283,025	—	—	—	283,025
OPKO Diagnostics	17,977	(17,977)	—	—	—
	$633,874	$(38,023)	$(173)	$1,702	$597,380

NOTE 6 ACQUISITIONS AND INVESTMENTS
ModeX Acquisition

On May 9, 2022, the Company entered into the ModeX Merger Agreement, pursuant to which ModeX became a wholly owned subsidiary of the Company. The Company paid the entirety of the $300.0 million purchase price pursuant to the issuance of the Consideration Shares to the former stockholders of ModeX. The Consideration Shares were valued at $219.4 million, based on the closing price per share of our Common Stock of $2.44 as reported by NASDAQ on the Closing Date. Included in the total purchase price of $221.7 million were $2.3 million of fully vested equity awards.
The following table summarizes the preliminary purchase price allocation and the estimated fair value of the net assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation for the ModeX transaction is preliminary pending completion of the fair value analysis of acquired assets and liabilities:

(in thousands)	ModeX
Cash and cash equivalents	$228
Other assets	727
Property, plant and equipment	1,046
IPR&D assets	195,000
Goodwill	80,260
Accounts payable	(287)
Deferred tax liability	(55,312)
Total purchase price	$221,662
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
Since the date of acquisition, ModeX has recorded revenue of $50.0 million and accumulated net income of $19.5 million. Net loss in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2023, includes $30.2 million of net income from ModeX.

Investments
The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of March 31, 2023 and December 31, 2022:

(in thousands)	As of March 31, 2023		As of December 31, 2022
Investment type	Investment Carrying Value	Underlying Equity in Net Assets	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$69	$3,340	$103	$4,120
Variable interest entity, equity method	798	1,368	800	1,370
Equity method investments - FV option	34,414		21,120
Equity securities	543		648
Equity securities with no readily determinable fair value	5,381		5,381
Warrants and options	26		28
Total carrying value of investments	$41,231		$28,080
Equity method investments
Our equity method investments, other than GeneDx Holdings disclosed below, consist of investments in Pharmsynthez (ownership 9%), Cocrystal Pharma, Inc. (“COCP”) (3%), Non-Invasive Monitoring Systems, Inc. (“NIMS”) (1%), Neovasc, Inc. (“Neovasc”) (0.5%), BioCardia, Inc. (“BioCardia”) (1%), Xenetic Biosciences, Inc. (“Xenetic”) (3%), and LeaderMed Health Group Limited (“LeaderMed”) (47%). The aggregate amount of assets, liabilities, and net losses of these equity method investees as of and for the three months ended March 31, 2023 were $144.0 million, $47.0 million, and $24.9 million, respectively. The aggregate amount of assets, liabilities, and net losses of our equity method investees as of and for the year ended December 31, 2022 were $167.1 million, $46.5 million, and $101.5 million, respectively. We have determined that we or our related parties have the ability to exercise significant influence over our equity method investments through our board representation or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market prices of their respective shares of common stock and the number of shares held by us as of March 31, 2023 and December 31, 2022 was $1.5 million and $1.3 million, respectively.
Equity method investments - Fair value option
On April 29, 2022, the Company sold GeneDx to GeneDx Holdings in accordance with the terms of the GeneDx Merger Agreement, pursuant to which GeneDx Holdings paid to the Company aggregate consideration of $150.0 million in cash (before deduction of transaction expenses and other customary purchase price adjustments), together with the Closing Shares. In January 2023, we purchased 14,285,714 shares of GeneDx Holdings Common Stock for an aggregate of $5.0 million in GeneDx Holdings’ underwritten public offering.. As of March 31, 2023, we held 94.3 million shares of GeneDx Holdings Common Stock, representing an approximate 11.8% ownership interest.
Pursuant to the GeneDx Merger Agreement, the Company designated, and GeneDx Holdings nominated for election an individual to serve on the board of directors of GeneDx Holdings, and such nominee was elected by GeneDx Holdings stockholders to serve as a director until GeneDx Holdings 2024 annual meeting of stockholders. As a result, we have determined that the Company or our related parties can exercise significant influence over the investee through our board representation or voting power. However, our influence is restricted by the GeneDx Holdings Shareholder Agreement, pursuant to which we have agreed to vote our shares of GeneDx Holdings Common Stock in accordance with the recommendation of GeneDx Holdings’s board of directors for so long as we continue to hold at least 5% of the outstanding shares of GeneDx Holdings Common Stock. Other than through our sole board seat, we are unable to influence GeneDx Holdings’s policy-making process. We hold one of nine seats on GeneDx Holdings board of directors, and our designee may continue to serve following the expiration of the lock-up period if the GeneDx Holdings stockholders elect him to continue serving on the board. We elected to account for our investment in GeneDx Holdings under the equity method fair value option and record gains and losses from changes in fair value in other income (expense), net in our Condensed Consolidated Statements of Operations For the three months ended March 31, 2023, we recognized $8.3 million in net income for fair value changes in our GeneDx Holdings investment. As of March 31, 2023, the aggregate value of our GeneDx Holdings investment based on the quoted market price of their respective shares of common stock and the number of shares held by us was $34.4 million.
Investments in Equity Securities
Our equity securities consist of investments in VBI Vaccines Inc. (“VBI”) (1%), ChromaDex Corporation (“ChromaDex”) (0.1%), Eloxx Pharmaceuticals, Inc. (“Eloxx”) (1.5%), and CAMP4 Therapeutics Corporation (“CAMP4”) (2%) and HealthSnap, Inc. (7%). We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of these investments. Accordingly, we account for our investment in these entities as equity securities, and we record changes in the fair value of these investments in Other income (expense) each reporting period when they have readily determinable fair value. Equity securities without a readily determinable fair value are adjusted to fair value when there is an observable price change. Net gains and losses on our equity securities for the three months ended March 31, 2023 and 2022 were as follows:

	For the three months ended March 31
(in thousands)	2023	2022
Equity Securities:
Net gains and losses recognized during the period on equity securities	$(105)	$(1,162)
Unrealized net losses recognized during the period on equity securities still held at the reporting date	$(105)	$(1,162)
Sales of investments
Gains (losses) included in earnings from sales of our investments are recorded in Other income (expense), net in our Condensed Consolidated Statement of Operations. The cost of securities sold is based on the specific identification method.
Warrants and options
In addition to our equity method investments and equity securities, we hold options to purchase 47 thousand additional shares of BioCardia, all of which were vested as of March 31, 2023 and December 31, 2022, and 33 thousand and 0.7 million warrants to purchase additional shares of COCP and InCellDx Inc., respectively. We recorded the changes in the fair value of the options and warrants in Fair value changes of derivative instruments, net in our Condensed Consolidated Statement of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Condensed Consolidated Balance Sheet. See further discussion of the Company’s options and warrants in Note 9 and Note 10.

Investments in variable interest entities
We have determined that we hold variable interests in LeaderMed and Zebra Biologics, Inc. (“Zebra”). We made this determination as a result of our assessment that they do not have sufficient resources to carry out their principal activities without additional financial support.
In September 2021, we and LeaderMed, a pharmaceutical development company with operations based in Asia, formed a joint venture to develop, manufacture and commercialize two of OPKO’s clinical stage, long-acting drug products in Greater China and eight other Asian territories. Under the terms of the agreements, we granted the joint venture exclusive rights to develop, manufacture and commercialize (a) OPK88003, an oxyntomodulin analog being developed for the treatment of obesity and diabetes, and (b) Factor VIIa-CTP, a novel long acting coagulation factor being developed to treat hemophilia, in exchange for 4,703 shares 47% ownership interest in the joint venture. In addition, we received an upfront payment of $1.0 million and will be reimbursed for clinical trial material and technical support we provide the joint venture.
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
We own 1,260,000 shares of Zebra’s Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29% at March 31, 2023 and December 31, 2022). Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a former member of our Board of Directors, is a founder of Zebra and, along with Dr. Frost, serves as a member of Zebra’s Board of Directors.
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

NOTE 7 DEBT
As of March 31, 2023 and December 31, 2022, our debt consisted of the following:

(In thousands)	March 31, 2023	December 31, 2022
2025 Notes	$142,375	$142,096
2023 Convertible Notes	68,953	68,275
2033 Senior Notes	—	3,050
JP Morgan Chase	10,942	18,080
Chilean and Spanish lines of credit	11,318	13,740
Current portion of notes payable	2,111	1,720
Long term portion of notes payable	8,944	9,290
Total	$244,643	$256,251

Balance sheet captions
Current portion of convertible notes	$—	$3,050
Long term portion of convertible notes	211,328	210,371
Current portion of lines of credit and notes payable	24,371	33,540
Long Term notes payable included in long-term liabilities	8,944	9,290
Total	$244,643	$256,251

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
In conjunction with the issuance of the 2025 Notes, we agreed to loan up to 30,000,000 shares of our Common Stock to affiliates of the underwriter in order to assist investors in the 2025 Notes to hedge their position. Following consummation of the Exchange, the number of outstanding borrowed shares of Common Stock was reduced by approximately 8,105,175 shares. As of March 31, 2023 and December 31, 2022, a total of 21,144,825 and 21,144,825 shares remained outstanding under the share lending arrangement, respectively. We will not receive any of the proceeds from the sale of the borrowed shares, but we received a one-time nominal fee of $0.3 million for the newly issued shares. Shares of our Common Stock outstanding under the share lending arrangement are excluded from the calculation of basic and diluted earnings per share. See Note 4.
The following table sets forth information related to the 2025 Notes which is included in our Condensed Consolidated Balance Sheet as of March 31, 2023:

(In thousands)	2025 Senior Notes	Debt Issuance Cost	Total
Balance at December 31, 2022	$144,580	$(2,484)	$142,096
Amortization of debt discount and debt issuance costs	—	279	279
Balance at March 31, 2023	$144,580	$(2,205)	$142,375
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
In February 2018, we issued a series of 5% Convertible Promissory Notes (the “2023 Convertible Notes”) in the aggregate principal amount of $55.0 million. The original maturity of the 2023 Convertible Notes was five years following the date of issuance. Each holder of a 2023 Convertible Note has the option, from time to time, to convert all or any portion of the outstanding principal balance of such 2023 Convertible Note, together with accrued and unpaid interest thereon, into shares of our Common Stock at a conversion price of $5.00 per share. We may redeem all or any part of the then issued and outstanding 2023 Convertible Notes, together with accrued and unpaid interest thereon, pro rata among the holders, upon no fewer than 30 days, and no more than 60 days, notice to the holders. The 2023 Convertible Notes contain customary events of default and representations and warranties of OPKO.

Purchasers of the 2023 Convertible Notes included an affiliate of Dr. Phillip Frost, M.D., our Chairman and Chief Executive Officer, and Dr. Jane H. Hsiao, Ph.D., MBA, our Vice-Chairman and Chief Technical Officer.
On February 10, 2023, the Company amended the 2023 Convertible Notes to extend the maturity to January 31, 2025, and to reset the conversion price to the 10 day volume weighted average price immediately preceding the date of the amended note, plus a 25% conversion premium, or $1.66. In addition, under the terms of the 2023 Convertible Notes, interest will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from the date of issuance, until the principal and accrued and unpaid interest, are paid in full. The remaining provisions of the original note are unchanged.
In January 2013, we issued an aggregate of $175.0 million of our 3.0% Senior Notes due 2033 (the “2033 Senior Notes”) in a private placement exempt from registration under the Securities Act. The 2033 Senior Notes bore interest at the rate of 3.0% per year, payable semiannually on February 1 and August 1 of each year and matured on February 1, 2033, unless earlier repurchased, redeemed or converted.
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
During the first quarter of 2023, we paid approximately $3.0 million to purchase the remaining 2033 Senior Notes, which the holders thereof tendered to us in accordance with the indenture governing the 2033 Senior Notes.

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

The Credit Agreement is guaranteed by all of BioReference’s domestic subsidiaries and is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base composed of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of March 31, 2023, $16.2 million remained available for borrowing under the Credit Agreement. Principal under the Credit Agreement is due upon maturity on August 30, 2024.

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

As of March 31, 2023 and December 31, 2022, $10.9 million and $18.1 million, respectively, was outstanding under the Credit Agreement.

The Credit Agreement contains customary covenants and restrictions, including, without limitation, covenants that require BioReference and its subsidiaries to maintain a minimum fixed charge coverage ratio if availability under the new credit facility falls below a specified amount and to comply with laws and restrictions on the ability of BioReference and its subsidiaries to incur additional indebtedness or to pay dividends and make certain other distributions to the Company, subject to certain exceptions as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of BioReference to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and execution upon the collateral securing obligations under the Credit Agreement. Substantially all the assets of BioReference and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to the Company, subject to certain exceptions. As of March 31, 2023, BioReference and its subsidiaries had net assets of approximately $567.7 million, which included goodwill of $283.0 million and intangible assets of $182.9 million.

On April 29, 2022, the Credit Agreement was restated and amended to, among other things, (i) waive specified defaults under the Credit Agreement resulting from certain internal reorganization transactions that resulted in both BioReference and our former subsidiary, GeneDx, changing their respective forms of organization from New Jersey corporations to Delaware limited liability companies, (ii) provide for the disposition of GeneDx pursuant to the transactions contemplated by the GeneDx Merger Agreement, (iii) amend certain reporting requirements under the Credit Agreement and (iv) provide that the borrowers under the Credit Agreement may effect certain restricted payments to the extent necessary for their parent entities to pay income tax in respect of income earned by the borrowers.
In addition to the Credit Agreement, we had line of credit agreements with thirteen other financial institutions as of March 31, 2023, and December 31, 2022, in the U.S., Chile and Spain. These lines of credit are used primarily as sources of working capital for inventory purchases.
The following table summarizes the amounts outstanding under the BioReference, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings at March 31, 2023	Credit line capacity	March 31, 2023	December 31, 2022
JPMorgan Chase	5.50%	$75,000	$10,942	$18,080
Itau Bank	5.50%	1,900	2,028	2,378
Bank of Chile	6.60%	2,500	1,254	817
BICE Bank	5.50%	2,500	1,360	1,661
Scotiabank	5.00%	5,500	1,887	1,646
Santander Bank	5.50%	5,000	987	1,238
Security Bank	5.50%	1,400	530	755
Estado Bank	5.50%	4,000	463	1,621
BCI Bank	5.00%	2,500	998	2,100
Internacional Bank	5.50%	1,500	1,082	599
Consoorcio Bank	5.00%	2,000	729	925
Banco De Sabadell	1.75%	544	—	—
Santander Bank	2.15%	544	—	—
Total		$104,888	$22,260	$31,820
For both March 31, 2023 and December 31, 2022, the weighted average interest rate on our lines of credit was approximately 5.4%.
At March 31, 2023 and December 31, 2022, we had notes payable and other debt (excluding the 2033 Senior Notes, the 2023 Convertible Notes, the 2025 Notes, the Credit Agreement and amounts outstanding under lines of credit described above) as follows:

(In thousands)	March 31, 2023	December 31, 2022
Current portion of notes payable	$2,111	$1,720
Other long-term liabilities	8,944	9,290
Total	$11,055	$11,010
The notes and other debt mature at various dates ranging from 2023 through 2032, bearing variable interest rates from 0.7% up to 5.1%. The weighted average interest rate on the notes and other debt was 4.1% on March 31, 2023 and 3.5% on December 31, 2022. The notes are partially secured by our office space in Barcelona.

NOTE 8 ACCUMULATED OTHER COMPREHENSIVE LOSS
For the three months ended March 31, 2023, changes in Accumulated other comprehensive loss, net of tax, were as follows:

(In thousands)	Foreign currency translation
Balance at December 31, 2022	$(43,323)
Other comprehensive income	5,712
Balance at March 31, 2023	$(37,611)
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
As of March 31, 2023, we had equity securities and an equity method fair value option (refer to Note 6), forward foreign currency exchange contracts for inventory purchases (refer to Note 10) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreement with BioCardia, we record the related BioCardia options at fair value as well as the warrants from COCP.
Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of March 31, 2023
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$52,074	$—	$—	$52,074
Equity securities	543	—	—	543
Equity Method - FV option	34,414	—	—	34,414
Common stock options/warrants	—	26	—	26
Total assets	$87,031	$26	$—	$87,057
Liabilities:
Forward contracts	—	884	—	884
Contingent consideration	—	—	1,179	1,179
Total liabilities	$—	$884	$1,179	$2,063

	Fair value measurements as of December 31, 2022
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$102,773	$—	$—	$102,773
Equity securities	$648	$—	$—	$648
Equity Method - fair value option	21,120	—	—	21,120
Common stock options/warrants	—	28	—	28
Total assets	$124,541	$28	$—	$124,569
Liabilities:
Forward contracts	—	1,123	—	1,123
Contingent consideration	—	—	1,036	1,036
Total liabilities	$—	$1,123	$1,036	$2,159

The carrying amount and estimated fair value of our 2025 Notes, as well as the applicable fair value hierarchy tiers, are contained in the table below. The fair value of the 2025 Notes is determined using inputs other than quoted prices in active markets that are directly observable.

	March 31, 2023
(In thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
2025 Notes	$142,375	$130,122	$—	$130,122	$—
There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.
As of March 31, 2023 and December 31, 2022, the carrying value of our other financial instrument assets approximates their fair value due to their short-term nature or variable rate of interest.
The following table reconciles the beginning and ending balances of our Level 3 assets and liabilities as of March 31, 2023:

March 31, 2023
(In thousands)	Contingent consideration
Balance at December 31, 2022	$1,036
Change in fair value:
Included in results of operations	136
Foreign currency impact	7
Balance at March 31, 2023	$1,179
The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to, CURNA and OPKO Renal transactions. As of March 31, 2023, of the $1.2 million of contingent consideration, $0.1 million was recorded in Accrued expenses and $1.1 million of contingent consideration was recorded in Other long-term liabilities. As of December 31, 2022, $1.0 million of contingent consideration was recorded in accrued expenses and other long-term liabilities. As a result of our execution of the CAMP4 Agreement (as defined in Note 14), we will have to pay a percentage of any payments received under the CAMP4 Agreement to the former CURNA stockholders.
NOTE 10 DERIVATIVE CONTRACTS
The following table summarizes the fair values and the presentation of our derivative financial instruments in the Condensed Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	March 31, 2023	December 31, 2022
Derivative financial instruments:
Common Stock options/warrants	Investments, net	$26	$28
Forward contracts	Unrealized losses on forward contracts are recorded in Accrued expenses.	$(884)	$(1,123)
We enter into foreign currency forward exchange contracts with respect to the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.
To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At March 31, 2023 and December 31, 2022, our derivative financial instruments did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value of derivative instruments, net in our Condensed Consolidated Statement of Operations. The following table summarizes the losses and gains recorded for the three and three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(In thousands)	2023	2022
Derivative loss:
Common Stock options/warrants	$(2)	$(1)
Forward contracts	(1,057)	(131)
Total	$(1,059)	$(132)

NOTE 11 RELATED PARTY TRANSACTIONS

On April 29, 2022, upon consummation of the GeneDx Transaction, the Company entered into a Transition Services Agreement (the “Transition Services Agreement”), with GeneDx (now a wholly owned subsidiary of GeneDx Holdings), pursuant to which the Company agreed to provide, at cost, certain customary support services in respect of GeneDx’s business through December 31, 2022, including human resources, information technology support, and finance and accounting. As of March 31, 2023, the Company had incurred aggregate expenses of $2.0 million for services rendered under the Transition Services Agreement. For the three months ended March 31, 2023, the company incurred expenses of $0.7 million for services rendered under the Transaction Services Agreement. As of March 31, 2023, the company has a receivable of $0.6 million payable to the Company by GeneDx in accordance with the terms of the Transition Services Agreement.
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
We hold investments in Zebra (ownership 29%), Neovasc (0.5%), ChromaDex Corporation (0.1%), COCP (3%), NIMS (1%), Eloxx (1.5%), BioCardia (1%) and LeaderMed Health Group Limited (47%). These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. We also hold an investment in GeneDx Holdings (Nasdaq: WGS) representing an 11.8% ownership interest as a result of our sale of GeneDx, Inc. and subsequent participation in an underwritten offering by GeneDx Holdings. Rick Pfenniger who sits on our Board also sits on the GeneDx Board as a result of the acquisition. See further discussion of our investments in Note 6.
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
Dr. Elias Zerhouni, our Vice Chairman and President, sits on the board of directors of Danaher Corporation (“Danaher”). Our subsidiary, BioReference, routinely procures products and services from several subsidiaries of Danaher, including Beckman Coulter, Integrated DNA Technologies Inc., and Leica Microsystems Inc., to which BioReference has paid $925.8 thousand, $15.4 thousand, and $94.3 thousand, respectively, during three months ended March 31, 2023 .
BioReference purchases and uses certain products acquired from InCellDx, a company in which we hold a 29% minority interest.
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the three months ended March 31, 2023 and 2022, we reimbursed approximately $29.3 thousand and $31.0 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.
NOTE 12 COMMITMENTS AND CONTINGENCIES
In February 2023, the Office of the Attorney General for the State of Texas (“TX OAG”) informed BioReference that it believes that, from 2005 to the present, BioReference may have violated the Texas Medicaid Fraud Prevention Act with respect to claims it presented to Texas Medicaid for reimbursement. BioReference has not determined whether there is any merit to the TX OAG claims nor can it determine the extent of any potential liability. While management cannot predict the outcome of these matters at this time, the ultimate outcome could materially and adversely affect our business, financial condition, results of operations, and cash flows.
On December 29, 2022, the Israel Tax Authority (the “ITA”) issued an assessment against our subsidiary, OPKO Biologics in the amount of approximately $246 million (including interest) related to uncertain tax positions involving income recognition in connection with an examination of foreign tax returns for the 2014 through 2020 tax years. We recognize that local tax law is inherently complex and the local taxing authorities may not agree with certain tax positions taken.We are appealing this assessment, as we believe, other than for uncertain tax positions for which we have reserved, the issues are without technical merit. We intend to exhaust all judicial remedies necessary to resolve the matter, as necessary, which could be a lengthy process. There can be no assurance that this matter will be resolved in our favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material adverse effect on our financial condition, results of operations and cash flows.
In connection with our acquisitions of CURNA, OPKO Diagnostics and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of March 31, 2023, we recorded $1.2 million as contingent consideration, with $0.1 million recorded in Accrued expenses and $1.1 million recorded within Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Refer to Note 5.
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

On March 1, 2019, the Company received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice (“DOJ”), Washington, DC. The CID sets forth document requests and interrogatories in connection with allegations that the Company and certain of its affiliates violated the False Claims Act and/or the Anti-Kickback Statute. On January 13, 2022, the Federal Government notified the U.S.D.C., Middle District Florida, Jacksonville Division, that it is declining to intervene in the matter but retains the right, via the Attorney General, to consent to any proposed dismissal of the action by the Court. On February 9, 2022, the States of Florida, Georgia, and Commonwealth of Massachusetts notified the U.S.D.C., Middle District Florida, Jacksonville Division, that they are declining to intervene in the matter. Notwithstanding the above declinations, on February 17, 2022, the Company was served with the Relator’s Summons and Complaint (“Complaint”), which had been previously sealed. The Complaint alleges violations of the False Claims Act, the California Fraud Preventions Act, the Florida False Claims Act, the Massachusetts False Claims Act, the Georgia False Medicaid Claims Act, and illegal kickbacks. A motion to dismiss the Complaint was filed on April 25, 2022 and the case was dismissed in March 2023. However, the Relator filed an amended complaint in April 2023. While management cannot predict the outcome of these matters at this time, the ultimate outcome could be material to our business, financial condition, results of operations, and cash flows.
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
At March 31, 2023, we were committed to make future purchases for inventory and other items in 2023 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating approximately $52.8 million.
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
The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. Negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods were recognized of $4.8 million and $3.2 million, respectively, for the three months ended March 31, 2023, and 2022. Revenue adjustments for the three months ended March 31, 2023were mainly due to the composition of patient pay mix and, in 2022, mainly to lower reimbursement estimates for COVID-19 testing.
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
Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of March 31, 2023 and December 31, 2022, we had liabilities of approximately $2.2 million and $1.8 million, respectively, within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.
The composition of revenue from services by payor for the three months ended March 31, 2023 and 2022 was as follows:

	Three months ended March 31,
(In thousands)	2023	2022
Healthcare insurers	$80,602	$95,779
Government payers	20,417	27,588
Client payers	27,168	159,040
Patients	4,181	4,192
Total	$132,368	$286,599
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
We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the three months ended March 31, 2023 and 2022, we recognized $6.6 million and $5.1 million, respectively, in net product revenue from sales of Rayaldee.
The following table presents an analysis of product sales allowances and accruals for the three months ended March 31, 2023 and 2022:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2022	$1,532	$5,063	$1,683	$8,278
Provision related to current period sales	3,306	4,045	286	7,637
Credits or payments made	(3,264)	(3,968)	(293)	(7,525)
Balance at March 31, 2023	$1,574	$5,140	$1,676	$8,390

Total gross Rayaldee sales				$14,281
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				53%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2021	$2,014	$5,499	$2,639	$10,152
Provision related to current period sales	3,215	4,869	269	8,353
Credits or payments made	(3,641)	(5,086)	(575)	(9,302)
Balance at March 31, 2022	$1,588	$5,282	$2,333	$9,203

Total gross Rayaldee sales				$13,479
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				62%

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
For the three months ended March 31, 2023 and 2022, we recorded $64.8 million and $6.0 million of revenue from the transfer of intellectual property and other, respectively. For the three months ended March 31, 2023, revenue from transfer of intellectual property and other principally reflects an upfront payment of $50.0 million from Merck and a $7.0 million payment from Vifor (as defined below) triggered by the German price approval for Rayaldee. Furthermore, we recorded a $2.5 million payment from Nicoya due to Nicoya’s submission of the investigational new drug application to China's Center for Drug Evaluation (“CDE”). For the three months ended March 31, 2023 and 2022, revenue from transfer of intellectual property and other reflects $1.8 million and $2.2 million, respectively, of revenue related to the Pfizer Transaction (as defined below). For the three months ended March 31, 2022, revenue from transfer of intellectual property and other included $3.0 million related to a sales milestone from Vifor.
Contract liabilities relate to cash consideration that OPKO receives in advance of satisfying the related performance obligations. Changes in the contractual liabilities balance during the three months ended March 31, 2023 were as follows:

(In thousands)
Balance at December 31, 2022	$138
Balance at March 31, 2023	140
Revenue recognized in the period from:
Amounts included in contracts liability at the beginning of the period	(2)
NOTE 14 STRATEGIC ALLIANCES
Merck
On March 8, 2023, ModeX, the Company (with respect to certain sections), and Merck Sharp & Dohme LLC (“Merck”) entered into a License and Research Collaboration Agreement (the “Merck Agreement”) pursuant to which ModeX granted to Merck a license to certain patent rights and know-how in connection with the development of ModeX’s preclinical nanoparticle vaccine candidate targeting the Epstein Barr Virus.
Under the terms of the Merck Agreement, ModeX granted to Merck an exclusive, sublicensable, royalty-bearing license to certain intellectual property to conduct research under a research program to be established by the parties and to develop, manufacture, use and commercialize (i) a multivalent or monovalent vaccine assembled using the our platform for Epstein-Barr Virus (“Vaccine”), and (ii) any pharmaceutical or biological preparation in final form containing a Vaccine for sale or for administration to human patients in a clinical trial for all uses (“Product”). We received an initial payment of $50.0 million and are eligible to receive up to an additional $872.5 million upon the achievement of certain commercial and development milestones under several indications. We are also eligible to receive tiered royalty payments ranging from high single digits to low double digits upon achievement of certain sales targets of the Product. Certain of the rights subject to the license provided by us under the Merck Agreement were obtained by us from Sanofi pursuant to that certain License Agreement entered into as of July 1, 2021 (“Sanofi In-License Agreement”) between us and Sanofi, a French corporation (“Sanofi”), and a portion of the upfront payment, milestones and royalties received by us under the Merck Agreement may be payable to Sanofi under the terms of the Sanofi In-License Agreement. As a result of such obligations under the Sanofi In-License Agreement, we recorded $12.5 million in Accrued expenses in the accompanying Condensed Consolidated Balance Sheets.
As part of the strategic collaboration, ModeX and Merck have agreed to establish a program for research and other development activities related to the development of a Vaccine or Product undertaken by the parties pursuant to a research plan. The parties will also establish a joint steering committee to facilitate the research program.
The Merck Agreement will remain in effect until one or more Products receive marketing authorization, and, thereafter, until the expiration of all royalty obligations unless earlier terminated as permitted under the Merck Agreement. In addition to termination rights for material breach and bankruptcy, Merck is permitted to terminate the Agreement in its entirety without cause after a specified notice period. If Merck terminates the Merck Agreement for convenience or by us for Merck’s uncured material breach, we may elect to receive a reversion license such that we can continue its work with Vaccines and Products which have not been terminated due to a material safety issue.
LeaderMed
On September 14, 2021, we and LeaderMed announced the formation of a joint venture to develop, manufacture and commercialize two of OPKO’s clinical stage, long-acting drug products in Greater China and eight other Asian territories.
Under the terms of the agreements, we have granted the joint venture exclusive rights to develop, manufacture and commercialize (a) OPK88003, an oxyntomodulin analog being developed for the treatment of obesity and diabetes, and (b) Factor VIIa-CTP, a novel long-acting coagulation factor being developed to treat hemophilia, in exchange for a 47% ownership interest in the joint venture. In addition, during 2021 we received an upfront payment of $1 million and will be reimbursed for clinical trial material and technical support we provide the joint venture.
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
EirGen received an initial upfront payment of $5 million and was eligible to receive an additional $5 million tied to the first anniversary of the effective date of the Nicoya Agreement, as amended, of which EirGen has received $2.5 million plus accrued interest for the delayed payment. Furthermore, EirGen received the additional $2.5 million upon Nicoya’s submission of an investigational new drug (IND) application to the Center for Drug Evaluation (CDE) of China in March 2023. EirGen is also eligible to receive up to an additional aggregate amount of $115 million upon the achievement of certain development, regulatory and sales-based milestones by Nicoya for the Nicoya Product in the Nicoya Territory. EirGen is eligible to receive tiered, double digit royalty payments at rates in the low double digits on net product sales within the Nicoya Territory and in the Nicoya Field.
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
CSL Vifor
In May 2016, EirGen and Vifor Fresenius Medical Care Renal Pharma Ltd. (“Vifor”) entered into a Development and License Agreement (the “Vifor Agreement”) for the development and commercialization of Rayaldee worldwide, except for (i) the United States and Canada, (ii) any country in Central America or South America (including Mexico), (iii) Russia, (iv) China, (v) South Korea, (vi) Ukraine, (vii) Belorussia, (viii) Azerbaijan, (ix) Kazakhstan, (x) Taiwan (xi) the Middle East, and (xii) all countries of Africa (the “Vifor Territory”), as amended. The license to Vifor potentially covers all therapeutic and prophylactic uses of the Product in human patients (the “Vifor Field”), provided that initially the license is for the use of the Product for the treatment or prevention of SHPT related to patients with CKD and vitamin D insufficiency/deficiency (the “Vifor Initial Indication”).

In January 2023, the price approval for Rayaldee was granted by the German Association of Statutory Health Insurance funds (GKV-SV), which triggered a milestone payment of $7.0 million for the three months ended March 31, 2023. For the three months ended March 31, 2022, we recognized a milestone payment of $3.0 million in revenue from transfer of intellectual property and other for the first sale of Rayaldee in Europe.
Effective May 23, 2021, we entered into an amendment to the Vifor Agreement pursuant to which the parties thereto agreed to include Japan as part of the Vifor Territory.
Effective May 5, 2020, we entered into an amendment to the Vifor Agreement pursuant to which the parties agreed to exclude Mexico, South Korea, the Middle East and all of the countries of Africa from the Vifor Territory. In addition, the parties agreed to certain amendments to the milestone structure and to reduce minimum royalties payable. As revised, the Company has received a $3 million payment triggered by the first marketing approval of Rayaldee in Europe, $7.0 million payment triggered by the Germany price approval by the local sick fund association, and is eligible to receive up to an additional $10 million in regulatory milestones and $207 million in milestone payments tied to launch, pricing and sales of Rayaldee, and tiered, double-digit royalties.
We plan to share responsibility with Vifor for the conduct of trials specified within an agreed-upon development plan, with each company leading certain activities within the plan. EirGen will lead the manufacturing activities within and outside the Vifor Territory and the commercialization activities outside the Vifor Territory and outside the Vifor Field in the Vifor Territory and Vifor will lead the commercialization activities in the Vifor Territory and the Vifor Field. For the initial development plan, the companies have agreed to certain cost sharing arrangements. Vifor will be responsible for all other development costs that Vifor considers necessary to develop the Product for the use of the Product for the Vifor Initial Indication in the Vifor Territory in the Vifor Field except as otherwise provided in the Vifor Agreement. The first of the clinical studies provided for in the development activities commenced in September 2018.
In connection with the Vifor Agreement, the parties entered into a letter agreement pursuant to which EirGen granted to Vifor an exclusive option (the “Option”) to acquire an exclusive license under certain EirGen patents and technology to use, import, offer for sale, sell, distribute and commercialize the Product in the U.S. solely for the treatment of SHPT in dialysis patients with CKD and vitamin D insufficiency (the “Dialysis Indication”). Upon exercise of the Option, Vifor has agreed to reimburse EirGen for all of the development costs incurred by EirGen with respect to the Product for the Dialysis Indication in the U.S. Vifor would also pay EirGen up to an additional aggregate amount of $555 million of sales-based milestones upon the achievement of certain milestones and would be obligated to pay royalties at percentage rates that range from the mid-teens to the mid-twenties on sales of the Product in the U.S. for the Dialysis Indication. To date, Vifor has not exercised the Option.
Payments received for regulatory milestones and sales milestones are non-refundable. The regulatory milestones are payable if and when Vifor obtains approval from certain regulatory authorities and will be recognized as revenue in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met. We account for the sales milestones as royalties and sales milestones payments will be recognized as revenue in the period in which the associated milestone is achieved or sales occur, assuming all other revenue recognition criteria are met.
Pfizer Inc.
In December 2014, we entered into an exclusive worldwide agreement (the “Pfizer Agreement”) with Pfizer for the development and commercialization of our long-acting Somatrogon (hGH-CTP) for the treatment of growth hormone deficiency (“GHD”) in adults and children, as well as for the treatment of growth failure in children born small for gestational age (the “Pfizer Transaction”).
In early 2022, the European Commission and Ministry of Health, Labour and Welfare in Japan approved the next-generation long-acting recombinant human growth hormone NGENLA (Somatrogon), a once-weekly injection to treat pediatric growth hormone deficiency, and we received pricing approvals in Germany and Japan. With the achievement of these milestones, we received $85.0 million in milestone payments in 2022. Further, Canada and Australia approved NGENLA in 2021.
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
We recognized the non-refundable $295.0 million upfront payments as revenue as the research and development services were completed. As of March 31, 2023 and December 31, 2022, we had no contract liabilities related to the Pfizer Transaction.
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
Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended March 31,
(In thousands)	2023	2022
Revenue from services:
Pharmaceutical	$—	$—
Diagnostics	132,368	286,599
Corporate	—	—
	$132,368	$286,599
Revenue from products:
Pharmaceutical	$40,383	$36,658
Diagnostics	—	—
Corporate	—	—
	$40,383	$36,658
Revenue from transfer of intellectual property and other:
Pharmaceutical	$64,826	$5,962
Diagnostics	—	—
Corporate	—	—
	$64,826	$5,962
Operating income (loss):
Pharmaceutical	$18,955	$(18,108)
Diagnostics	(40,007)	(43,548)
Corporate	(9,542)	(10,768)
	$(30,594)	$(72,424)
Depreciation and amortization:
Pharmaceutical	$17,760	$15,402
Diagnostics	8,686	12,412
Corporate	—	—
	$26,446	$27,814
Loss from investment in investees:
Pharmaceutical	$(37)	$(49)
Diagnostics	—	—
Corporate	—	—
	$(37)	$(49)
Revenues:
United States	$189,085	$291,808
Ireland	15,846	8,462
Chile	15,541	16,339
Spain	6,110	7,109
Israel	4,594	1,558
Mexico	5,826	3,750
Other	575	193
	$237,577	$329,219

(In thousands)	March 31, 2023	December 31, 2022
Assets:
Pharmaceutical	$1,373,982	$1,322,531
Diagnostics	671,875	690,504
Corporate	123,813	154,224
	$2,169,670	$2,167,259
Goodwill:
Pharmaceutical	$314,355	$312,826
Diagnostics	283,025	283,025
	$597,380	$595,851

No customer represented more than 10% of our total consolidated revenue during the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, no customer represented more than 10% of our accounts receivable balance.
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
We elected the use of permitted practical expedients of not recording leases on our Condensed Consolidated Balance Sheet when the leases have terms of 12 months or less, and we elected not to separate nonlease components from lease components and instead account for each separate lease component and the nonlease components associated with that lease component as a single lease component.
The following table presents the lease balances within the Condensed Consolidated Balance Sheet as of March 31, 2023 and December 31, 2022:

(in thousands)	Classification on the Balance Sheet	March 31, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease right-of-use assets	$36,832	$38,725
Finance lease assets	Property, plant and equipment, net	10,858	9,898

Liabilities
Current
Operating lease liabilities	Current maturities of operating leases	11,490	11,628
Accrued expenses	Current maturities of finance leases	2,968	2,809
Long-term
Operating lease liabilities	Operating lease liabilities	26,462	27,963
Other long-term liabilities	Finance lease liabilities	$7,890	$7,089

Weighted average remaining lease term
Operating leases		6.1 years	6.0 years
Finance leases		6.6 years	6.5 years
Weighted average discount rate
Operating leases		4.5%	4.4%
Finance leases		4.3%	3.8%
The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on our Condensed Consolidated Balance Sheet as of March 31, 2023:

(in thousands)	Operating	Finance
April 1, 2023 through December 31, 2023	$9,286	$2,482
2024	8,464	2,724
2025	5,295	2,062
2026	4,030	1,402
2027	3,858	587
Thereafter	11,910	1,990
Total undiscounted future minimum lease payments	42,843	11,247
Less: Difference between lease payments and discounted lease liabilities	4,891	389
Total lease liabilities	$37,952	$10,858
Expense under operating leases and finance leases was $4.1 million and $0.7 million, respectively, for the three months ended March 31, 2023, which includes $0.6 million of variable lease costs. Expense under operating leases and finance leases was $4.6 million and $0.7 million, respectively, for the three months ended March 31, 2022, which includes $0.4 million of variable lease costs. Operating lease costs and finance lease costs are included within Operating loss in the Condensed Consolidated Statement of Operations. Short-term lease costs were not material.
Supplemental cash flow information is as follows:

(in thousands)	For the three months ended March 31,
	2023	2022
Operating cash out flows from operating leases	$3,872	$4,288
Operating cash out flows from finance leases	108	33
Financing cash out flows from finance leases	656	498
Total	$4,636	$4,819

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
You should read this discussion together with the unaudited Condensed Consolidated Financial Statements, related notes, and other financial information included elsewhere in this Quarterly Report on Form 10-Q together with our audited consolidated financial statements, related notes, and other information contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”). The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in Part I, Item 1A of the Form 10-K and as described from time to time in our other filings with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Health, LLC (“BioReference”), one of the nation’s largest full service laboratories with a 180-person sales and marketing team to drive growth and leverage new products, and we offer our 4Kscore prostate cancer test through BioReference. Our pharmaceutical business features Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency, and Somatrogon (hGH-CTP), a once-weekly human growth hormone injection for which we completed a successful phase 3 study in August 2019 and is partnered with Pfizer Inc. (“Pfizer”). Regulatory applications for Somatrogon (hGH-CTP) have been submitted to the applicable regulatory bodies for review in several countries around the world. In February 2022, the European Commission granted marketing authorization in the European Union for Somatrogon (hGH-CTP) under the brand name NGENLA® to treat children and adolescents from as young as 3 years of age with growth disturbance due to insufficient secretion of growth hormone and has been granted pricing approval in Germany. NGENLA® has also been approved in Japan, Canada, and Australia. We also submitted the initial Biologics License Application (“BLA”) with the FDA for approval of Somatrogon (hGH-CTP) in the United States and Pfizer received a complete response letter in January 2022. Pfizer and OPKO have evaluated the FDA’s comments and are working with the agency to address their inquiries. In May 2022, we acquired ModeX Therapeutics, Inc. (“ModeX”), a biotechnology company focused on developing innovative multi-specific immune therapies for cancer and infectious diseases candidates. ModeX has a robust early-stage pipeline with assets in key areas of immuno-oncology and infectious diseases, and we intend to further expand our pharmaceutical product pipeline through ModeX’s portfolio of development candidates.
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
We operate established pharmaceutical platforms in Ireland, Chile, Spain, Mexico, and the U.S.,which are generating revenue and from which we expect to generate positive cash flow and facilitate future market entry for our products currently in development. In addition, we have a development and commercial supply pharmaceutical company and a global supply chain operation and holding company in Ireland. We own an APIs manufacturer in Israel, which we expect will facilitate the development of our pipeline of molecules and compounds for our proprietary molecular diagnostic and therapeutic products.

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
Throughout the pandemic, we have managed our company-wide lab operations specimen acquisition, logistics, procurement, customer service, and initiatives to manage our cost structure to match the ever changing COVID-19 testing volumes and to identify and capitalize on efficiencies in our core clinical lines of business. While BioReference benefited from significant COVID-19 testing volumes in 2020 and 2021, demand declined in 2022 and continued to decline during the first quarter of 2023.
Revenue from services for the three months ended March 31, 2023, decreased by $154.2 million as compared to the same period in 2022 due to lower COVID-19 testing volumes. Excluding COVID-19 test volumes, for the three months ended March 31, 2023, routine clinical test volumes increased 6.8% as compared to volumes for the three months ended March 31, 2022.
Foreign Currency Exchange Rates
Approximately 18.5% of revenue for the three months ended March 31, 2023, and approximately 10.9% of revenue for the three months ended March 31, 2022, were denominated in currencies other than the U.S. Dollar (USD). Our financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting the consolidated financial results. In the first quarter of 2023 and the year ended December 31, 2022, the most significant currency exchange rate exposures were to the Euro and Chilean Peso. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $34.2 million and $39.9 million at March 31, 2023, and December 2022, respectively.
We are subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. We limit foreign currency transaction risk through hedge transactions with foreign currency forward contracts. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date. At March 31, 2023, we had 177 open foreign exchange forward contracts relating to inventory purchases on letters of credit with various amounts maturing monthly through April 2023 with a notional value totaling approximately $10.4 million. At December 31, 2022, we had 194 open foreign exchange forward contracts relating to inventory purchases on letters of credit with various amounts maturing monthly through January 2023 with a notional value totaling approximately $11.9 million.

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
Our consolidated income (loss) from operations for the three months ended March 31, 2023 and 2022 was as follows:

	For the three months ended March 31,
(In thousands)	2023	2022	Change	% Change
Revenues:
Revenue from services	$132,368	$286,599	$(154,231)	(54)%
Revenue from products	40,383	36,658	3,725	10%
Revenue from transfer of intellectual property and other	64,826	5,962	58,864	987%
Total revenues	237,577	329,219	(91,642)	(28)%
Costs and expenses:
Cost of revenue	138,314	243,875	(105,561)	(43)%
Selling, general and administrative	75,642	117,537	(41,895)	(36)%
Research and development	32,605	18,312	14,293	78%
Contingent Consideration	136	(106)	242	228%
Amortization of intangible assets	21,474	22,025	(551)	(3)%
Total costs and expenses	268,171	401,643	(133,472)	(33)%
Loss from operations	(30,594)	(72,424)	41,830	58%
Diagnostics

	For the three months ended March 31,
(In thousands)	2023	2022	Change	% Change
Revenues
Revenue from services	$132,368	$286,599	$(154,231)	(54)%
Total revenues	132,368	286,599	(154,231)	(54)%
Costs and expenses:
Cost of revenue	114,061	221,206	(107,145)	(48)%
Selling, general and administrative	52,576	94,957	(42,381)	(45)%
Research and development	689	6,222	(5,533)	(89)%
Amortization of intangible assets	5,049	7,762	(2,713)	(35)%
Total costs and expenses	172,375	330,147	(157,772)	(48)%
Loss from operations	(40,007)	(43,548)	3,541	8%
Revenue. Revenue from services for the three months ended March 31, 2023, decreased by approximately $154.2 million compared to the three months ended March 31, 2022. The decrease in revenue for the three months ended March 31, 2023, reflects lower demand for COVID-19 testing and lower COVID-19 reimbursement of $126.8 million and $1.4 million, respectively. BioReference performed 68 thousand molecular tests for COVID-19 during the three months ended March 31, 2023, representing 4.8% of total volume for that period. In comparison, the three months ended March 31, 2022, included 1,981 thousand molecular tests for COVID-19 and 126 thousand serology antibody tests, representing 46.9% of total volume for the 2022 period. The reduction in reimbursement reflected an increase in utilization of antigen point of care diagnostic tests and a change in the mix of customers, which have varying contract prices depending on the level of services we provide.
Furthermore, clinical test reimbursement decreased by $6.9 million due to the mix of testing ordered offset by an increase in clinical test volume of $17.0 million. Moreover, revenues decreased by $36.1 million as a result of the GeneDx Transaction that closed in April 2022.
Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. Negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods were recognized of $4.8 million and $3.2 million, respectively, for the three months ended March 31, 2023, and 2022. Revenue adjustments for the three months ended March 31, 2023were mainly due to the composition of patient pay mix and, in 2022, mainly to lower reimbursement estimates for COVID-19 testing.
The composition of revenue from services by payor for the three months ended March 31, 2023 and 2022 was as follows:

	Three months ended March 31,
(In thousands)	2023	2022
Healthcare insurers	$80,602	$95,779
Government payers	20,417	27,588
Client payers	27,168	159,040
Patients	4,181	4,192
Total	$132,368	$286,599
Client payors include cities, states and companies for which BioReference provides COVID-19 testing services.
Cost of revenue. Cost of revenue for the three months ended March 31, 2023 decreased $107.1 million compared to the three months ended March 31, 2022. Cost of revenue decreased primarily due to a decline in the volume of COVID-19 tests performed during the three months ended March 31, 2023, compared to 2022. Cost of revenue for the three months ended March 31, 2023, also decreased due to changes in the test mix during the period. In addition, cost of revenue decreased by $26.0 million as a result of the GeneDx Transaction, which closed in April 2022.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2023, and 2022 were $52.6 million and $95.0 million, respectively. Selling, general and administrative expenses in our diagnostics segment decreased primarily due to our sale of GeneDx. Furthermore, BioReference has implemented and continues to implement significant cost-reduction initiatives as it strives to return to profitability following the buildup and then decline of COVID related testing.
Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Three months ended March 31,
	2023	2022
External expenses:
Research and development employee-related expenses	372	4,926
Other internal research and development expenses	317	1,296
Total research and development expenses	$689	$6,222

The decrease in research and development expenses for the three months ended March 31, 2023, was primarily related to the development of more efficient clinical testing services at BioReference and as a result of the GeneDx Transaction.
Amortization of intangible assets. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Amortization of intangible assets was $5.0 million and $7.8 million, respectively, for the three months ended March 31, 2023 and 2022. Amortization expense declined during the three months ending March 31, 2023, due to the GeneDx Transaction in April 2022.

Pharmaceuticals

	For the three months ended March 31,
(In thousands)	2023	2022	Change	% Change
Revenues:
Revenue from products	$40,383	$36,658	$3,725	10%
Revenue from transfer of intellectual property and other	64,826	5,962	58,864	987%
Total revenues	105,209	42,620	62,589	147%
Costs and expenses:
Cost of revenue	24,253	22,669	1,584	7%
Selling, general and administrative	13,562	11,611	1,951	17%
Research and development	31,878	12,291	19,587	159%
Contingent Consideration	136	(106)	242	228%
Amortization of intangible assets	16,425	14,263	2,162	15%
Total costs and expenses	86,254	60,728	25,526	42%
Income (loss) from operations	18,955	(18,108)	37,063	205%

Revenue. Revenue from products for the three months ended March 31, 2023 and 2022 was $40.4 million and $36.7 million, respectively. The increase in revenue from products for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was driven by an increase in sales in our international operating companies and an increase in sales of Rayaldee. Revenue from sales of Rayaldee for the three months ended March 31, 2023, and 2022 was $6.6 million and $5.1 million, respectively. Revenue from transfer of intellectual property and other for the three months ended March 31, 2023, primarily reflects an upfront payment of $50.0 million from Merck Sharp & Dohme LLC (“Merck”) related to the Epstein-Barr Virus agreement and a $7.0 million payment from Vifor under the Vifor Agreement (each as defined in Note 14 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q) triggered by the German price approval related to Rayaldee. Furthermore, we recorded $2.5 million from Nicoya due to Nicoya’s submission of the investigational new drug application to China's Center for Drug Evaluation pursuant to the Nicoya Agreement (as defined in Note 14 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q). For the three months ended March 31, 2023, and 2022, revenue from transfer of intellectual property and other reflects $1.8 million and $2.2 million, respectively, related to the Pfizer Transaction (as defined in Note 14 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q). For the three months ended March 31, 2022, revenue from transfer of intellectual property and other included $3.0 million related to a sales milestone from Vifor under the Vifor Agreement.
Cost of revenue. Cost of revenue for the three months ended March 31, 2023 increased $1.6 million compared to the three months ended March 31, 2022, primarily due to changes in product mix during the period and unfavorable foreign exchange fluctuations at our international operating companies driven by higher inventory costs compared to the prior year.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2023 and 2022 were $13.6 million and $11.6 million, respectively. The increase in selling, general and administrative expenses was due to an increase in employee-related expenses from Rayaldee and our international operating companies.
Research and development expenses. Research and development expenses for the three months ended March 31, 2023 and 2022 were $31.9 million and $12.3 million, respectively. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by the individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expenses. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Three months ended March 31,
	2023	2022
External expenses:
Manufacturing expense for biological products	$2,973	$1,250
Phase 3 studies	1,941	2,632
Post-marketing studies	129	17
Earlier-stage programs	18,150	2,601
Research and development employee-related expenses	7,808	5,173
Other internal research and development expenses	950	618
Third-party grants and funding from collaboration agreements	(73)	—
Total research and development expenses	$31,878	$12,291

The increase in research and development expenses for the three months ended March 31, 2023, was primarily due to a $12.5 million payment from us to Sanofi that accrued under the Sanofi In-License Agreement (each as defined in Note 14 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q) and research expenses at ModeX, partially offset by lower expenses related to Somatrogon (hGH-CTP) due to the closure of the open-label extension studies in countries in which Somatrogon (hGH-CTP) received marketing authorization. Research and development expenses for the pharmaceutical segment for the three months ended March 31, 2023, and 2022 included equity-based compensation expenses of $835.9 thousand and $258.5 thousand, respectively.
Contingent consideration. Contingent consideration for the three months ended March 31, 2023, and 2022 was $0.1 million expense and $0.1 million reversal of expense, respectively. Contingent consideration for the three months ended March 31, 2023 and 2022 was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal, and potential amounts payable to former stockholders of OPKO Renal in connection therewith, pursuant to our acquisition agreement in March 2013.
Amortization of intangible assets. Amortization of intangible assets was $16.4 million and $14.3 million, respectively, for the three months ended March 31, 2023 and 2022. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. During the first quarter of 2022, we reclassified $590.2 million of IPR&D related to Somatrogon (hGH-CTP) from IPR&D in our Condensed Consolidated Balance Sheet upon the approval of NGENLA (Somatrogon) in Europe and Japan. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years.
Corporate

	For the three months ended March 31,
(In thousands)	2023	2022	Change	% Change
Costs and expenses:
Selling, general and administrative	$9,504	$10,969	(1,465)	(13)%
Research and development	38	(201)	239	119%
Total costs and expenses	9,542	10,768	(1,226)	(11)%
Loss from operations	(9,542)	(10,768)	1,226	11%
Operating loss for our unallocated corporate operations for the three months ended March 31, 2023, and 2022 was $9.5 million and $10.8 million, respectively, and principally reflects general and administrative expenses incurred in connection with our corporate operations. The decrease in operating loss for our unallocated corporate operations for the three months ended March 31, 2023, was due to a decrease in legal expenses partially offset by an increase in professional fees incurred.

Other
Interest income. Interest income for the three months ended March 31, 2023, and 2022 was $1.0 million and $0.0 million, respectively. The increase is driven by having higher average cash and investment balances as a result of the cash received related to the GeneDx Transaction, as well as increased interest rates between the two periods.
Interest expense. Interest expense for the three months ended March 31, 2023, and 2022 was $3.4 million and $2.7 million, respectively. Interest expense was principally related to interest incurred on the 2025 Notes, the 2023 Convertible Notes, and BioReference’s outstanding debt under the Credit Agreement (each as defined in Note 7 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q ) with JPMorgan Chase Bank, N.A. (“CB”).
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the three months ended March 31, 2023 and 2022, was $1.1 million and $0.1 million of expense, respectively. Derivative expense for the three months ended March 31, 2023 and 2022 was principally related to the change in fair value on foreign currency forward exchange contracts at OPKO Chile.
Other income (expense), net. Other income (expense), net for the three months ended March 31, 2023, and 2022 was $17.0 million of income and $(1.4) million of expense, respectively. Other income (expense), net for the three months ended March 31, 2023, included $8.3 million of income due to the increase in the fair value of our investment in GeneDx Holdings (as defined below). In addition, we recorded $8.5 million of income as a result of GeneDx Holdings achieving specific revenue targets for the fiscal year ending December 31, 2022. Other expense for the three months ended March 31, 2022, primarily consisted of foreign currency transaction gains recognized during the period.
Income tax benefit (provision). Our income tax benefit (provision) for the three months ended March 31, 2023 and 2022 was $(1.2) million and $21.3 million, respectively, and reflects quarterly results using our expected effective tax rate. For the three months ended March 31, 2023, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, the impact of the Merck Agreement and operating results in tax jurisdictions which do not result in a tax benefit.
Loss from investments in investees. We have invested in certain early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses. Loss from investments in investees was $37 thousand and $49 thousand for the three months ended March 31, 2023, and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2023, we had cash and cash equivalents of approximately $110.8 million. Cash used in operations of $22.6 million for the three months ended March 31, 2023 principally reflects milestone payments of $7.0 million and $2.5 million from Vifor and Nicoya, respectively, and general and administrative expenses related to our corporate operations and research and development activities. Cash provided by investing activities for the three months ended March 31, 2023 primarily reflects an investment of $5.0 million in GeneDx Holdings Class A common stock and capital expenditures of $3.0 million. Cash used in financing activities of $13.1 million primarily reflects net borrowings on our lines of credit and $3.0 million redemption of the 2033 Senior Notes. We have historically not generated sustained positive cash flow sufficient to offset our operating and other expenses, and our primary sources of cash have been from the public and private placement of equity, the issuance of the 2023 Convertible Notes, 2025 Notes and credit facilities available to us.
On March 8, 2023, ModeX, the Company (with respect to certain sections), and Merck entered into a License and Research Collaboration Agreement (the “Merck Agreement under”) pursuant to which Merck obtained a license to certain patent rights and know-how in connection with the development of ModeX’s preclinical nanoparticle vaccine candidate targeting the Epstein -Barr Virus. In consideration for the rights granted to Merck under the Merck Agreement, we received an initial one-time, non-refundable upfront payment of $50.0 million in April 2023. Certain of the rights subject to the license provided by us under the Merck Agreement were obtained by us from Sanofi pursuant to the Sanofi In-License Agreement stipulates, and because a portion of the upfront payment, milestones and royalties received by us under the Merck Agreement may be payable to Sanofi under the terms of the Sanofi In-License Agreement, we recorded $12.5 million in Accrued expenses in the accompanying Condensed Consolidated Balance Sheets.
On May 9, 2022, the Company entered into an Agreement and Plan of Merger (the “ModeX Merger Agreement”), pursuant to which we acquired ModeX. The Company paid the entirety of the $300.0 million purchase price in shares of Common Stock (the “Consideration Shares”) to the former stockholders of ModeX. The Consideration Shares were valued at $219.4 million, based on the closing price per share of our Common Stock of $2.44 as reported by NASDAQ on the closing date, which reflected the deduction from the purchase price of the value of certain equity awards issued by the Company to ModeX employees in an aggregate amount equal to $12.4 million on the closing date. Included in the total fair value of consideration transferred of $221.7 million were $2.3 million of fully vested equity awards. The Company deposited 10% of the Consideration Shares in a twelve-month escrow for purposes of satisfying the potential indemnity obligations of the sellers under the ModeX Merger Agreement.
On April 29, 2022, the Company completed the disposition (the “GeneDx Transaction.”) of its former subsidiary, GeneDx LLC (f/k/a GeneDx, Inc. “GeneDx”), to GeneDx Holdings Corp. (f/k/a “Sema Holdings Corp.”), a Delaware corporation (“GeneDx Holdings”). GeneDx Holdings paid to the Company aggregate consideration of $150 million in cash (before deduction of transaction expenses and other customary purchase price adjustments), together with the Closing Shares (as defined in Note 1 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q). Based on the closing stock price of GeneDx Holdings as of April 29, 2022, the total upfront consideration represented approximately $322 million. Additionally, subject to GeneDx achieving certain revenue targets for the fiscal years ending December 31, 2022 and 2023, we are eligible to receive an earnout payment in cash or stock (at GeneDx Holdings’ discretion) equal to a maximum of 30.9 million shares of GeneDx Holdings’ Class A common stock if paid in stock (the “Milestone Consideration”. We received 23,1 million shares of Class A Common Stock as a result of GeneDx satisfactorily achieving targets as of December 31, 2022.
In April 2022, Pfizer notified OPKO that NGENLA (Somatrogon), a once-weekly injection to treat pediatric growth hormone deficiency, has received pricing approval in Germany and Japan. NGENLA was granted marketing authorization by the Ministry of Health, Labour and Welfare in Japan and by the European Commission in January and February of 2022, respectively. With the achievement of these milestones, we received $85.0 million in milestone payments in 2022 under the Restated Pfizer Agreement.
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
In February 2018, in a transaction exempt from registration under the Securities Act, we issued the 2023 Convertible Notes in the aggregate principal amount of $55.0 million maturing, with an original maturity date in February 2023. Each holder of a 2023 Convertible Note hashad the option, from time to time, to convert all or any portion of the outstanding principal balance of such 2023 Convertible Note, together with accrued and unpaid interest thereon, into shares of our Common Stock, par value $0.01 per share, at a conversion price of $5.00 per share of Common Stock. We may redeem all or any part of the then issued and outstanding 2023 Convertible Notes, together with accrued and unpaid interest thereon upon no fewer than 30 days, and no more than 60 days, notice to the holders. The 2023 Convertible Notes contain customary events of default and representations and warranties of OPKO. On February 10, 2023, the Company amended the 2023 Convertible Notes to extend the maturity to January 31, 2025, and to reset the conversion price to the 10 day volume weighted average price immediately preceding the date of the amended note, plus a 25% conversion premium, or $1.66. In addition, under the terms of the 2023 Convertible Notes, interest will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from the date of issuance, until the principal and accrued and unpaid interest, are paid in full. The remaining provisions of the 2023 Convertible Note were unchanged by such amendment.
As of March 31, 2023, the total commitments under our Credit Agreement with CB and our lines of credit with financial institutions in Chile and Spain were $53.5 million, of which $22.3 million was drawn as of March 31, 2023. At March 31, 2023, the weighted average interest rate on these lines of credit was approximately 5.4%. These lines of credit are short-term and are used primarily as a source of working capital. The highest aggregate principal balance at any time outstanding during the three months ended March 31, 2023 was $33.5 million. We intend to continue to draw under these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
The Credit Agreement provides for a $75.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. The Credit Agreement matures on August 30, 2024 and is guaranteed by all of BioReference’s domestic subsidiaries, subject to certain exceptions. The Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, subject to certain exceptions, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base composed of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of March 31, 2023, $16.2 million remained available for borrowing under the Credit Agreement.
In connection with our agreements with Merck, Pfizer, Vifor, Nicoya and CAMP4, we are eligible to receive various milestone payments and royalty considerations. Under the terms of the Merck Agreement, we received an initial payment of $50.0 million and are also eligible to receive up to an additional $872.5 million upon the achievement of certain commercial and development milestones under several indications. We are also eligible to receive tiered royalty payments ranging from high single digits to low double digits upon achievement of certain sales targets of the Product (as defined in the Merck Agreement). Under the terms of the Restated Pfizer Agreement, we are eligible to receive up to an additional $275.0 million upon the achievement of certain regulatory milestones, including $85 million, which we received in 2022. In addition, we are eligible to receive initial tiered royalty payments associated with the commercialization of Somatrogon (hGH-CTP) for adult GHD with percentage rates ranging from the high teens to mid-twenties. Upon the launch of Somatrogon (hGH-CTP) for pediatric GHD in certain major markets, the royalties will transition to regional, tiered gross profit sharing for both Somatrogon (hGH-CTP) and Pfizer’s Genotropin®. Under the terms of the Vifor Agreement, we are entitled to receive up to an additional $10 million in regulatory milestones and $207 million in milestone payments tied to the launch, pricing and sales of Rayaldee, including a $7.0 million regulatory milestone payment we recorded in the first quarter of 2023 triggered by the German price approval for Rayaldee and $3.0 million regulatory milestone payment we recognized in 2022 following the first sale of Rayaldee in Europe. In addition, we are eligible to receive tiered, double-digit royalty payments. Under the terms of the Nicoya Agreement, we received an initial upfront payment of $5 million and are eligible to receive an aggregate of $5 million tied to the first anniversary of the effective date of the Nicoya Agreement, of which we have received $2.5 million. Furthermore, we received the additional $2.5 million upon Nicoya’s submission of the investigational new drug application to the Center for Drug Evaluation of China in March 2023. We are also eligible to receive up to an additional aggregate amount of $115 million upon the achievement of certain development, regulatory and sales-based milestones by Nicoya for the Nicoya Product in the Nicoya Territory. We are also eligible to receive tiered, double digit royalty payments at rates in the low double digits on net product sales within the Nicoya Territory and in the Nicoya Field. Under the terms of the CAMP4 Agreement, we received an initial upfront payment of $1.5 million and we are eligible to receive up to $3.5 million in development milestone payments for Dravet syndrome products and $4.0 million for non-Dravet syndrome products, as well as sales milestones of up to $90 million for Dravet syndrome products and up to $90 million for non-Dravet syndrome products.

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
We believe that the cash and cash equivalents on hand at March 31, 2023 and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements, and the timing of those requirements, will depend on a number of factors, including the evolving impact of the COVID-19 pandemic on our business, the approval and success of our products in development, particularly our long acting Somatrogon (hGH-CTP) for which we have received approval in Europe, Japan, Australia and Canada, submitted for approval in the U.S. and received a Complete Response Letter in January 2022, the approval and success of Somatrogon (hGH-CTP) outside the United States, including in Europe, Japan, Australia and Canada, the commercial success of Rayaldee, BioReference’s financial performance, possible acquisitions and dispositions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and results of government investigations, payor claims, and legal proceedings that may arise, including, without limitation class action and derivative litigation to which we are subject, and our ability to obtain insurance coverage for such claims. We have historically not generated sustained positive cash flow and if we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions or reduce our marketing or sales efforts or cease operations.
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

The following table provides information as of March 31, 2023, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	Remaining nine months ending December 31, 2023	2024	2025	2026	2027	Thereafter	Total
Open purchase orders	$52,568	$236	$5	$—	$—	$—	$52,809
Operating leases	9,041	7,924	4,798	3,494	3,234	9,461	37,952
Finance leases	2,266	2,602	2,013	1,398	587	1,992	10,858
2025 and 2023 Convertible Notes	—	—	211,328	—	—	—	211,328
Mortgages and other debts payable	2,007	1,913	1,565	1,347	1,090	4,727	12,649
Lines of credit	22,259	—	—	—	—	—	22,259
Interest commitments	5,281	6,789	5,867	207	205	615	18,964
Total	$93,422	$19,464	$225,576	$6,446	$5,116	$16,795	$366,819
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There were no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 that have had a material impact on our Condensed Consolidated Financial Statements and related notes.
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
Approximately 18.5% of revenue for the three months ended March 31, 2023, and approximately 10.9% of revenue for the three months ended March 31, 2022, were denominated in currencies other than the U.S. Dollar (USD). Our financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting the consolidated financial results. In the first quarter of 2023 and during the year ended December 31, 2022, the most significant currency exchange rate exposures were the Euro and Chilean Peso. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $34.2 million and $39.9 million at March 31, 2023 and December 2022, respectively. For information on such open foreign exchange forward contracts for the three months ended March 31, 2023 and 2022 see “Management’s Discussion and Analysis—Results of Operations— Foreign Currency Exchange Rates.”
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
At March 31, 2023, we had cash and cash equivalents of $110.8 million. The weighted average interest rate related to our cash and cash equivalents for the three months ended March 31, 2023 was less than 1%. As of March 31, 2023, the principal outstanding balances under BioReference’s Credit Agreement with CB and our Chilean and Spanish lines of credit was $22.3 million in the aggregate at a weighted average interest rate of approximately 5.4%.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes to the Company’s Internal Control Over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, party to various legal proceedings arising out of our business. Except as described below, during the reporting period covered by this Quarterly Report on Form 10-Q, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2022. The following should be read in conjunction with the information provided in Part I, Item 3 of such Annual Report on Form 10-K.
In February 2023, the Office of the Attorney General for the State of Texas (“TX OAG”) informed BioReference that it believes that, from 2005 to February 2023, BioReference may have violated the Texas Medicaid Fraud Prevention Act with respect to claims it presented to Texas Medicaid for reimbursement. BioReference has not determined whether there is any merit to the TX OAG claims nor can it determine the extent of any potential liability. While management cannot predict the outcome of this matters at this time, the ultimate outcome could be material to our business, financial condition, results of operations, and cash flows.
See Note 12 to the interim unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for information regarding the status of legal proceedings involving the Company, which information is incorporated by reference herein.

Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 10.1*+	License and Research Collaboration Agreement by and between ModeX Therapeutics, Inc., OPKO Health, Inc. (with respect to certain sections), and Merck Sharp & Dohme LLC dated March 7, 2023.
Exhibit 10.2
Form of Amended 5% Convertible Promissory Note dated February 10, 2023, filed as Exhibit 10.22 with the Company’s Annual Report on Form 10⁃K filed with the Securities and Exchange Commission on February 27, 2023, and incorporated herein by reference.

Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2023.

Exhibit 31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2023.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2023.

Exhibit 32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2023.

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

*    Pursuant to Item 601(b)(10)(iv) of Regulation S-K, portions of this exhibit have been omitted because the Company customarily and actually treats the omitted portions as private or confidential, and such portions are not material and is the type that the Company treats as private and confidential. The Company will supplementally provide a copy of an unredacted copy of this exhibit to the U.S. Securities and Exchange Commission or its staff upon request.
+ Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2023	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President and Chief Financial
Officer