Form 10-Q
period 2023-06-30
OPKO HEALTH, INC.
filed 2023-08-03
CIK 944809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023.

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

As of July 27, 2023, the registrant had 773,056,533 shares of Common Stock outstanding.

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

Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:

•	we have had a history of losses and may not generate sustained positive cash flow sufficient to fund our operations and research and development programs;
•	our need for, and ability to obtain, additional financing when needed on favorable terms, or at all;
•	adverse results in material litigation matters or governmental inquiries;
•	the risks inherent in developing, obtaining regulatory approvals for and commercializing new, commercially viable and competitive products and treatments;
•	our research and development activities may not result in commercially viable products;
•	that earlier clinical results of effectiveness and safety may not be reproducible or indicative of future results;
•	that we may fail to successfully commercialize Somatrogon (hGH-CTP);
•	that we may not generate or sustain profits or cash flow from our laboratory operations or substantial revenue from Somatrogon (hGH-CTP), Rayaldee and our other pharmaceutical and diagnostic products;
•	our ability to manage our growth and our expanded operations;
•	that our acquisition of ModeX Therapeutics, Inc. will be successful and the products in the R&D pipeline will ultimately be commercialized;
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

•	the performance of our third-party distribution partners, licensees and manufacturers over which we have limited control;
•	changes in regulation and policies in the U.S. and other countries, including increasing downward pressure on healthcare reimbursement;

•	increased competition, including price competition;
•	our success is dependent on the involvement and continued efforts of our Chairman and Chief Executive Officer;
•	integration challenges for acquired business;
•	changing relationships with payors, including the various state and multi-state programs, suppliers and strategic partners;
•	efforts by third-party payors to reduce utilization and reimbursement for clinical testing services;
•	our ability to maintain reimbursement coverage for our products and services, including Rayaldee and the 4Kscore test;
•	failure to timely or accurately bill and collect for our services;
•

the information technology systems that we rely on may be subject to unauthorized tampering, cyberattack or other data security or privacy incidents that could impact our billing processes or disrupt our operations;

•	failure to obtain and retain new clients and business partners, or a reduction in tests ordered or specimens submitted by existing clients;
•	failure to establish, and perform to, appropriate quality standards to assure that the highest level of quality is observed in the performance of our testing services;
•	failure to maintain the security of patient-related information;
•	our ability to obtain and maintain intellectual property protection for our products;
•	our ability to defend our intellectual property rights with respect to our products;
•	our ability to operate our business without infringing the intellectual property rights of others;
•	our ability to attract and retain key scientific and management personnel;
•	the risk that the carrying value of certain assets may exceed the fair value of the assets causing us to impair goodwill or other intangible assets;
•	our ability to comply with the terms of our 2022 Corporate Integrity Agreement with the U.S. Office of Inspector General of the Department of Health and Human Services;
•	failure to obtain and maintain regulatory approval outside the U.S.; and
•	legal, economic, political, regulatory, currency exchange, and other risks associated with international operations.

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

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$108,108	$153,191
Accounts receivable, net	210,982	127,312
Inventory, net	73,749	74,060
Other current assets and prepaid expenses	40,950	39,962
Total current assets	433,789	394,525
Property, plant and equipment, net	78,876	82,879
Intangible assets, net	782,195	823,520
In-process research and development	195,000	195,000
Goodwill	597,375	595,851
Investments	27,783	28,080
Operating lease right-of-use assets	34,938	38,725
Other assets	8,943	8,679
Total assets	$2,158,899	$2,167,259
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$87,877	$66,993
Accrued expenses	98,604	98,269
Current maturities of operating leases	11,240	11,628
Current portion of convertible notes	—	3,050
Current portion of lines of credit and notes payable	28,729	33,540
Total current liabilities	226,450	213,480
Operating lease liabilities	24,912	27,963
Long term portion of convertible notes	212,299	210,371
Deferred tax liabilities	133,049	126,426
Other long-term liabilities, principally contract liabilities, contingent consideration and lines of credit	26,841	27,371
Total long-term liabilities	397,101	392,131
Total liabilities	623,551	605,611
Equity:
Common Stock - $0.01 par value, 1,000,000,000 shares authorized; 781,693,135 and 781,306,164 shares issued at June 30, 2023 and December 31, 2022, respectively	7,817	7,813
Treasury Stock - 8,655,082 shares at June 30, 2023 and December 31, 2022, respectively	(1,791)	(1,791)
Additional paid-in capital	3,427,094	3,421,872
Accumulated other comprehensive loss	(36,942)	(43,323)
Accumulated deficit	(1,860,830)	(1,822,923)
Total shareholders’ equity	1,535,348	1,561,648
Total liabilities and equity	$2,158,899	$2,167,259

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenues:
Revenue from services	$127,052	$186,804	$259,420	$473,402
Revenue from products	43,500	35,892	83,883	72,550
Revenue from transfer of intellectual property and other	94,866	87,197	159,692	93,159
Total revenues	265,418	309,893	502,995	639,111
Costs and expenses:
Cost of service revenue	113,028	171,836	227,087	393,040
Cost of product revenue	25,911	22,475	50,166	45,147
Selling, general and administrative	79,794	101,464	155,436	219,000
Research and development	18,159	17,254	50,764	35,566
Contingent consideration	(34)	175	102	69
Amortization of intangible assets	21,535	22,793	43,009	44,818
Gain on sale of assets	—	(15,365)	—	(15,365)
Total costs and expenses	258,393	320,632	526,564	722,275
Operating income (loss)	7,025	(10,739)	(23,569)	(83,164)
Other income and (expense), net:
Interest income	1,077	161	2,107	171
Interest expense	(3,277)	(3,075)	(6,668)	(5,737)
Fair value changes of derivative instruments, net	142	338	(917)	206
Other income (expense), net	(21,417)	(72,997)	(4,400)	(74,439)
Other income (expense), net	(23,475)	(75,573)	(9,878)	(79,799)
Loss before income taxes and investment losses	(16,450)	(86,312)	(33,447)	(162,963)
Income tax benefit (provision)	(3,148)	(15,070)	(4,381)	6,196
Net loss before investment losses	(19,598)	(101,382)	(37,828)	(156,767)
Loss from investments in investees	(42)	(268)	(79)	(316)
Net loss	$(19,640)	$(101,650)	$(37,907)	$(157,083)
Loss per share, basic and diluted:
Loss per share	$(0.03)	$(0.14)	$(0.05)	$(0.23)
Weighted average common shares outstanding, basic and diluted	751,727,383	712,548,661	751,617,431	686,597,899

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Net loss	$(19,640)	$(101,650)	$(37,907)	$(157,083)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	670	(17,756)	6,381	(18,676)
Comprehensive loss	$(18,970)	$(119,406)	$(31,526)	$(175,759)

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands, except share data)

For the three and six months ended June 30, 2023

						Accumulated
					Additional	Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at March 31, 2023	781,306,164	$7,813	(8,655,082)	$(1,791)	$3,424,589	$(37,611)	$(1,841,190)	$1,551,810
Equity-based compensation expense	—	—	—	—	2,810	—	—	2,810
Exercise of common stock options and warrants	386,971	4	—	—	(305)	—	—	(301)
Net loss	—	—	—	—	—	—	(19,640)	(19,640)
Other comprehensive income	—	—	—	—	—	669	—	669
Balance at June 30, 2023	781,693,135	$7,817	(8,655,082)	$(1,791)	$3,427,094	$(36,942)	$(1,860,830)	$1,535,348

						Accumulated
					Additional	Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at December 31, 2022	781,306,164	$7,813	(8,655,082)	$(1,791)	$3,421,872	$(43,323)	$(1,822,923)	$1,561,648
Equity-based compensation expense	—	—	—	—	5,527	—	—	5,527
Exercise of common stock options and warrants	386,971	4	—	—	(305)	—	—	(301)
Net loss	—	—	—	—	—	—	(37,907)	(37,907)
Other comprehensive income	—	—	—	—	—	6,381	—	6,381
Balance at June 30, 2023	781,693,135	$7,817	(8,655,082)	$(1,791)	$3,427,094	$(36,942)	$(1,860,830)	$1,535,348

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands, except share data)

For the three and six months ended June 30, 2022

						Accumulated
					Additional	Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at March 31, 2022	690,138,033	$6,901	(8,655,082)	$(1,791)	$3,191,139	$(31,415)	$(1,549,951)	$1,614,883
Equity-based compensation expense	—	—	—	—	4,308	—	—	4,308
Exercise of common stock options and warrants	546,337	6	—	—	(366)	—	—	(360)
ModeX Acquisition	89,907,311	899	—	—	218,475	—	—	219,374
Net loss	—	—	—	—	—	—	(101,650)	(101,650)
Other comprehensive loss	—	—	—	—	—	(17,756)	—	(17,756)
Balance at June 30, 2022	780,591,681	$7,806	(8,655,082)	$(1,791)	$3,413,556	$(49,171)	$(1,651,601)	$1,718,799

						Accumulated
					Additional	Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at December 31, 2021	690,082,283	$6,901	(8,655,082)	$(1,791)	$3,222,487	$(30,495)	$(1,511,976)	$1,685,126
Equity-based compensation expense	—	—	—	—	11,925	—	—	11,925
Exercise of common stock options and warrants	602,087	6	—	—	(231)	—	—	(225)
Adoption of ASU 2020-06	—	—	—	—	(39,100)	—	17,458	(21,642)
ModeX Acquisition	89,907,311	899	—	—	218,475	—	—	219,374
Net loss	—	—	—	—	—	—	(157,083)	(157,083)
Other comprehensive loss	—	—	—	—	—	(18,676)	—	(18,676)
Balance at June 30, 2022	780,591,681	$7,806	(8,655,082)	$(1,791)	$3,413,556	$(49,171)	$(1,651,601)	$1,718,799

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(37,907)	$(157,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,993	55,809
Non-cash interest	1,364	1,364
Amortization of deferred financing costs	598	569
Losses from investments in investees	79	316
Equity-based compensation – employees and non-employees	5,527	11,925
Realized loss on disposal of fixed assets and sales of equity securities	2,075	(477)
Change in fair value of equity securities and derivative instruments	6,146	73,724
Change in fair value of contingent consideration	102	69
Gain on sale of GeneDx	—	(15,365)
Deferred income tax benefit	1,753	(8,942)
Changes in assets and liabilities:
Accounts receivable, net	(81,822)	95,864
Inventory, net	2,749	2,864
Other current assets and prepaid expenses	1,279	(6,502)
Other assets	(1,915)	(260)
Accounts payable	20,210	(19,508)
Foreign currency measurement	(1,318)	4,295
Contract liabilities	2	(17)
Accrued expenses and other liabilities	5,073	(69,978)
Net cash used in operating activities	(23,012)	(31,333)
Cash flows from investing activities:
Investments in investees	(5,000)	—
Proceeds from sale of GeneDx	—	115,423
Acquisition of businesses, net of cash	—	(2,071)
Proceeds from the sale of property, plant and equipment	842	870
Capital expenditures	(9,050)	(10,630)
Net cash provided by (used in) investing activities	(13,208)	103,592
Cash flows from financing activities:
Issuance of common stock	—	1
Proceeds from the exercise of common stock options	(301)	(225)
Borrowings on lines of credit	341,850	684,467
Repayments of lines of credit	(348,206)	(679,860)
Redemption of 2033 Senior Notes	(3,000)	—
Net cash provided by (used in) financing activities	(9,657)	4,383
Effect of exchange rate changes on cash and cash equivalents	794	(894)
Net increase (decrease) in cash and cash equivalents	(45,083)	75,748
Cash and cash equivalents at beginning of period	153,191	134,710
Cash and cash equivalents at end of period	$108,108	$210,458
SUPPLEMENTAL INFORMATION:
Interest paid	$4,204	$3,554
Income taxes paid, net of refunds	$685	$4,647
Assets acquired by finance leases	$181	$—
Non-cash financing:
Shares issued upon the conversion of:
Common stock options and warrants, surrendered in net exercise	$301	$655
Issuance of common stock for acquisition of ModeX	$—	$219,374
Fair value of shares included in consideration from GeneDx Holdings	$6,689	$172,000

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 BUSINESS AND ORGANIZATION

We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Health, LLC (“BioReference”), one of the nation’s largest full service laboratories with a 180-person sales and marketing team to drive growth and leverage new products, and we offer our 4Kscore prostate cancer test through BioReference. Our pharmaceutical business features Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency, and Somatrogon (hGH-CTP), a once-weekly human growth hormone injection for which we completed a successful phase 3 study in August 2019 and partnered with Pfizer Inc. (“Pfizer”) with respect to Somatrogon (hGH-CTP)’s further development. Regulatory applications for Somatrogon (hGH-CTP) have been submitted to the applicable regulatory bodies for review in several countries around the world. In June 2023, the FDA approved NGENLA (Somatrogon) to treat children and adolescents from as young as three years of age with growth disturbance due to insufficient secretion of growth hormone. In February 2022, the European Commission granted marketing authorization in the European Union for Somatrogon (hGH-CTP) under the brand name NGENLA® and has been granted pricing approval in Germany. NGENLA® has been approved in more than 40 markets including the United States, EU Member States, Japan, Canada, and Australia. In May 2022, we acquired ModeX Therapeutics, Inc. (“ModeX”), a biotechnology company focused on developing innovative multi-specific immune therapies for cancer and infectious disease candidates. ModeX has a robust early-stage pipeline with assets in key areas of immuno-oncology and infectious diseases, and we intend to further expand our pharmaceutical product pipeline through ModeX’s portfolio of development candidates.

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

Our research and development activities are primarily performed at facilities in Natick, Massachusetts, Waterford, Ireland, Kiryat Gat, Israel, and Barcelona, Spain.

On May 9, 2022 (the “Closing Date”), the Company entered into an Agreement and Plan of Merger (the “ModeX Merger Agreement”), in accordance with which we acquired ModeX pursuant to a merger (the "ModeX Merger") in which ModeX survived as a wholly owned subsidiary of the Company. The Company paid the entirety of the $300.0 million purchase price pursuant to the issuance of an aggregate of 89,907,310 shares (the “Consideration Shares”) of the Company’s common stock, par value $0.01 per share (“Common Stock”), to the former stockholders of ModeX (the “Selling Stockholders”), of which 10% of such shares were deposited in a twelve-month escrow for purposes of satisfying the potential indemnity obligations of the Selling Stockholders under the ModeX Merger Agreement. Additionally, the Company issued equity awards to ModeX employees in an amount equal to $12.4 million, which was deducted from the consideration payable on the Closing Date. If any of such awards are forfeited or otherwise remain unvested on the four-year anniversary of the Closing Date, Common Stock equal to $2.6 million (valued at the same price used for determining the number of Consideration Shares issuable upon consummation of the ModeX Merger) may be distributed pro rata to ModeX’s former stockholders in respect of such forfeited or unvested awards. Shares of Common Stock with respect to such potential distribution have been escrowed and will remain escrowed for such four-year period. For accounting purposes, the shares were valued at $221.7 million, based on the closing price per share of our Common Stock of $2.44 as reported by NASDAQ Global Select Market (“NASDAQ”) on the Closing Date. Included in the total fair value of consideration transferred of $221.7 million were $2.3 million of fully vested equity awards.

On January 14, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (the “GeneDx Merger Agreement”) with GeneDx Holdings Corp. (f/k/a “Sema4 Holdings Corp.”), a Delaware corporation (“GeneDx Holdings”), pursuant to which GeneDx Holdings acquired the Company’s former subsidiary, GeneDx LLC, (f/k/a GeneDx, Inc. “GeneDx”), in a transaction (the “GeneDx Transaction”) that closed on April 29, 2022.

At closing, GeneDx Holdings paid to the Company aggregate consideration of $150 million in cash (before deduction of transaction expenses and other customary purchase price adjustments), together with 80.0 million shares (the “Closing Shares”) of GeneDx Holdings’ Class A common stock, par value $0.0001 per share (“GeneDx Holdings Common Stock”). Based on the closing stock price of GeneDx Holdings as of April 29, 2022, the total upfront consideration represented approximately $322 million. Additionally, subject to GeneDx achieving certain revenue targets for the fiscal years ending December 31, 2022 and 2023, we are eligible to receive an earnout payment (“Milestone Consideration”) in cash or stock (at GeneDx Holdings’ discretion) equal to a maximum of 30.9 million shares of GeneDx Holdings’ Common Stock if paid in stock. We received 23.1 million shares of Class A Common Stock as a result of GeneDx satisfactorily achieving targets as of December 31, 2022.

In connection with the transactions contemplated by the GeneDx Merger Agreement, on January 14, 2022, the Company entered into a Shareholder Agreement (the “GeneDx Holdings Shareholder Agreement”) with GeneDx Holdings, pursuant to which the Company agreed to, among other things, be subject to a lock-up period with respect to its shares of GeneDx Holdings Common Stock, which expired on April 29, 2023 with respect to the Closing Shares, extends for one year with respect to the shares of Class A Common Stock received as Milestone Consideration for the year ended December 31, 2022, and, if earned and received, would extend for six-months from the date of issuance of the second potential Milestone Consideration payments.

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

NOTE 2 FOREIGN EXCHANGE RATES

Foreign Currency Exchange Rates

Approximately 34.4% of revenue for the six months ended June 30, 2023, and approximately 23.6% of revenue for the six months ended June 30, 2022, were denominated in currencies other than the U.S. Dollar (USD). Our financial statements are reported in USD and, accordingly, fluctuations in exchange rates affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting the consolidated financial results. For the first quarter of 2023 and the year ended December 31, 2022, the most significant currency exchange rate exposures were to the Euro and Chilean Peso. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $33.5 million and $39.9 million at  June 30, 2023 and December 2022, respectively.

We are subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. We seek to limit foreign currency transaction risk through hedge transactions with foreign currency forward contracts. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date. At June 30, 2023, we had 67 open foreign exchange forward contracts relating to inventory purchases on letters of credit with various amounts maturing monthly through July 2023 with a notional value totaling approximately $3.5 million. At December 31, 2022, we had 194 open foreign exchange forward contracts relating to inventory purchases on letters of credit with various amounts maturing monthly through January 2023 with a notional value totaling approximately $11.9 million.

 NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments or adjustments otherwise disclosed herein) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the six months ended June 30, 2023 are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2023 or any other future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which are used in our testing laboratories. Inventory obsolescence expense for the three and six months ended June 30, 2023, was $0.8 million and $2.2 million, respectively. Inventory obsolescence expense for the three and six months ended June 30, 2022, was $0.3 million and $1.0 million, respectively.

Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting. Refer to Note 5. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions was $1.6 billion at June 30, 2023 and December 31, 2022.

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

Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value. Goodwill was $597.4 million and $595.9 million, respectively, at June 30, 2023 and December 31, 2022.

Net intangible assets other than goodwill was $1.0 billion on June 30, 2023, and December 31, 2022, respectively, including IPR&D of $195.0 million on June 30, 2023, and December 31, 2022. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products and IPR&D. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges may occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment.

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

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $21.5 million and $43.0 million for the three and six months ended June 30, 2023, respectively. Amortization expense was $22.8 million and $44.8 million for the three and six months ended June 30, 2022, respectively.

Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered equity securities as of June 30, 2023 and December 31, 2022 are predominately carried at fair value. Our debt under the Credit Agreement (as defined below) approximates fair value due to the variable rate of interest applicable to such debt.

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

Contingent consideration. Each period we revalue the contingent consideration obligations associated with applicable acquisitions to their respective fair values and record increases in fair value as contingent consideration expense and decreases in fair value as a reduction in contingent consideration expense. Changes in contingent consideration result from changes in the assumptions regarding probabilities of successful achievement of related milestones, the estimated timing in which the milestones are achieved and the discount rate used to estimate the fair value of the liability. Contingent consideration may change significantly as our development programs progress, revenue estimates evolve and additional data is obtained, impacting our assumptions. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value which may have a material impact on our results from operations and financial position.

Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At June 30, 2023 and December 31, 2022, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognized all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statement of Operations. Refer to Note 10.

Property, plant and equipment. Property, plant and equipment are recorded at cost or fair value if acquired in a business combination. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under finance leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, and automobiles - 3-5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Assets held under finance leases are included within Property, plant and equipment, net in our Condensed Consolidated Balance Sheets and are amortized over the shorter of their useful lives or the expected term of their related leases. Depreciation expense was $5.0 million and $10.0 million for the three and six months ended June 30, 2023, respectively. Depreciation expense was $5.2 million and $11.0 million for the three and six months ended June 30, 2022, respectively.

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

We operate in various countries and tax jurisdictions globally.  For interim reporting purposes, we record income taxes based on the expected effective income tax rate, taking into consideration year to date and global forecasted tax results. For the six months ended June 30, 2023, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.

Included in Other long-term liabilities is an accrual of $6.0 million related to uncertain tax positions involving income recognition. In connection with an examination of foreign tax returns for the 2014 through 2020 tax years, a foreign taxing authority has issued an income tax assessment of approximately $246 million (including interest). We are appealing this assessment, as we believe, other than for uncertain tax positions for which we have reserved, the issues are without merit. We intend to exhaust all judicial remedies necessary to resolve the matter, which could be a lengthy process. There can be no assurance that this matter will be resolved in our favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material adverse effect on our financial condition, results of operations and cash flows.

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

While we have receivables due from federal and state governmental agencies, such receivables are not a credit risk because federal and state governments fund the related healthcare programs. Payment is primarily dependent upon submitting appropriate documentation. On June 30, 2023 and December 31, 2022, receivable balances (net of explicit and implicit price concessions) from Medicare and Medicaid were 7% and 14%, respectively, of our consolidated Accounts receivable, net.

The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At June 30, 2023 and December 31, 2022, receivables due from patients represented approximately 1.8% and 2.9%, respectively, of our consolidated Accounts receivable, net.

We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for credit losses was $2.0 million and $4.2 million on June 30, 2023, and December 31, 2022, respectively. The credit loss expense for the three and six months ended June 30, 2023, was $2.8 thousand and $88.0 thousand, respectively. The credit loss expense for the three and six months ended June 30, 2022, was $96.0 thousand and $183.6 thousand, respectively.

Equity-based compensation. We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits realized from the exercise of stock options as cash flows from operations. For the three and six months ended June 30, 2023, we recorded $2.8 million and $5.5 million, respectively, of equity-based compensation expense.  For the three and six months ended June 30, 2022, we recorded $4.3 million and $11.9 million, respectively, of equity-based compensation expense.

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

Segment reporting. Our chief operating decision-maker is Phillip Frost, M.D., our Chairman and Chief Executive Officer. Dr. Frost reviews our operating results and operating plans and makes resource allocation decisions on a Company-wide or aggregate basis. We manage our operations in two reportable segments, pharmaceutical and diagnostics. The pharmaceutical segment consists of our pharmaceutical operations in Chile, Mexico, Ireland, Israel and Spain, Rayaldee product sales and our pharmaceutical research and development. The diagnostics segment primarily consists of clinical laboratory operations through BioReference. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense or income taxes. Refer to Note 15.

Shipping and handling costs. We do not charge customers for shipping and handling costs. Shipping and handling costs are classified as Cost of revenues in the Condensed Consolidated Statement of Operations.

Foreign currency translation. The financial statements of certain of our foreign operations use the local currency as the functional currency. The local currency assets and liabilities are generally translated at the rate of exchange to the U.S. dollar on the balance sheet date. The local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of Other income (expense), net within the Condensed Consolidated Statement of Operations and foreign currency translation gains (losses) have been included as a component of the Condensed Consolidated Statement of Comprehensive Income (Loss). During the three and six months ended June 30, 2023, we recorded $0.9 million and $2.0 million, respectively, of transaction gains. During the three and six months ended June 30, 2022, we recorded $0.8 million and $1.8 million, respectively, of transaction losses.

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

A total of 82,817,175 and 56,605,791 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the three months ended June 30, 2023 and 2022, respectively, because their inclusion would be antidilutive. A total of 82,438,648 and 57,016,847 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the six months ended June 30, 2023 and 2022, respectively, because their inclusion would be antidilutive. A full presentation of diluted earnings per share has not been provided because the required adjustments to the numerator and denominator resulted in diluted earnings per share equivalent to basic earnings per share.

During the three months ended June 30, 2023, no options were exercised and 549,680 restricted stock units vested, resulting in the issuance of 386,971 shares of Common Stock.

During the six months ended June 30, 2023, no options were exercised and 549,680 restricted stock units vested, resulting in the issuance of 386,971 shares of Common Stock.

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

NOTE 5 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	June 30,	December 31,
(In thousands)	2023	2022
Accounts receivable, net:
Accounts receivable	$213,021	$131,474
Less: allowance for credit losses	(2,039)	(4,162)
	$210,982	$127,312
Inventories, net:
Consumable supplies	$29,326	$31,275
Finished products	36,460	37,139
Work in-process	3,667	2,449
Raw materials	7,990	6,771
Less: inventory reserve	(3,694)	(3,574)
	$73,749	$74,060
Other current assets and prepaid expenses:
Taxes recoverable	$8,138	$8,191
Prepaid expenses	10,414	7,918
Prepaid insurance	6,214	4,496
Other receivables	8,973	13,105
Other	7,211	6,252
	$40,950	$39,962
Intangible assets, net:
Customer relationships	$315,565	$314,854
Technologies	829,131	826,282
Trade names	49,765	49,752
Covenants not to compete	12,913	12,911
Licenses	6,144	5,988
Product registrations	7,113	6,831
Other	5,937	5,861
Less: accumulated amortization	(444,373)	(398,959)
	$782,195	$823,520
Accrued expenses:
Inventory received but not invoiced	$1,964	$7,830
Commitments and contingencies	3,252	4,295
Employee benefits	36,734	33,765
Clinical trials	11,700	4,700
Contingent consideration	67	62
Finance leases short-term	2,809	2,809
Professional fees	1,943	1,820
Other	40,135	42,988
	$98,604	$98,269
Other long-term liabilities:
Contingent consideration	$1,072	$974
Mortgages and other debts payable	8,411	9,098
Finance leases long-term	7,270	7,089
Contract liabilities	140	138
Other	9,948	10,072
	$26,841	$27,371

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

In the first quarter of 2022, we reclassified $590.2 million of IPR&D related to Somatrogon (hGH-CTP) from IPR&D in our Condensed Consolidated Balance Sheet upon the approval of NGENLA (Somatrogon (hGH-CTP)) in Europe and Japan. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years. Other changes in value of the intangible assets and goodwill during the six months ended June 30, 2023 and 2022 were primarily due to foreign currency fluctuations between the Euro, and the Chilean Peso against the U.S. dollar.

The following table summarizes the changes in Goodwill by reporting unit during the six months ended June 30, 2023.

	2023
(In thousands)	Gross goodwill at January 1	Cumulative impairment at January 1	Acquisitions, dispositions and other	Foreign exchange and other	Balance at June 30
Pharmaceuticals
CURNA	$4,827	$(4,827)	$—	$—	$—
Rayaldee	81,786	—	—	1,355	83,141
FineTech	11,698	(11,698)	—	—	—
ModeX	80,432	—	(172)	—	80,260
OPKO Biologics	139,784	—	—	—	139,784
OPKO Chile	3,767	—	—	222	3,989
OPKO Health Europe	7,057	—	—	119	7,176
OPKO Mexico	100	(100)	—	—	—
Transition Therapeutics	3,421	(3,421)	—	—	—

Diagnostics
BioReference	283,025	—	—	—	283,025
OPKO Diagnostics	17,977	(17,977)	—	—	—
	$633,874	$(38,023)	$(172)	$1,696	$597,375

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

The following table summarizes the final purchase price allocation and the fair value of the net assets acquired and liabilities assumed at the date of acquisition of ModeX at the date of acquisition:

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

Since the date of acquisition, ModeX has recorded revenue of $50.0 million and accumulated net income of $12.7 million. Net loss in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2023, includes $23.3 million of net income from ModeX.

Investments

The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of June 30, 2023 and December 31, 2022:

(in thousands)	As of June 30, 2023		As of December 31, 2022
Investment type	Investment Carrying Value	Underlying Equity in Net Assets	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$30	$2,622	$103	$4,120
Variable interest entity, equity method	795	970	800	1,370
Equity method investments - FV option	21,209		21,120
Equity securities	330		648
Equity securities with no readily determinable fair value	5,381		5,381
Warrants and options	38		28
Total carrying value of investments	$27,783		$28,080

Equity method investments

Our equity method investments, other than GeneDx Holdings, as described below, consist of investments in Pharmsynthez (ownership 9%), Cocrystal Pharma, Inc. (“COCP”) (2%), Non-Invasive Monitoring Systems, Inc. (“NIMS”) (1%), Neovasc, Inc. (“Neovasc”) (0.5%), BioCardia, Inc. (“BioCardia”) (1%), Xenetic Biosciences, Inc. (“Xenetic”) (3%), and LeaderMed Health Group Limited (“LeaderMed”) (47%).  Neovasc was acquired by Shockwave Medical, Inc. in April 2023 and each shareholder is entitled to receive $27.25 per share up front with a potential deferred payment in the form of a non-tradeable contingent value right for up to an additional $12.00 per share in cash if certain  regulatory milestones are timely achieved. As of June 30, 2023, we have not yet received the merger consideration for Neovasc and still hold the shares. The aggregate amount of assets, liabilities, and net losses of these equity method investees as of and for the six months ended June 30, 2023 were $95.2 million, $26.7 million, and $20.0 million, respectively. The aggregate amount of assets, liabilities, and net losses of our equity method investees as of and for the year ended December 31, 2022 were $167.1 million, $46.5 million, and $101.5 million, respectively. We have determined that we or our related parties have the ability to exercise significant influence over our equity method investments through our board representation or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market prices of their respective shares of common stock and the number of shares held by us as of June 30, 2023 and December 31, 2022 was $1.7 million and $1.3 million, respectively.

Equity method investments - Fair value option

On April 29, 2022, the Company sold GeneDx to GeneDx Holdings in accordance with the terms of the GeneDx Merger Agreement, pursuant to which GeneDx Holdings paid to the Company aggregate consideration of $150.0 million in cash (before deduction of transaction expenses and other customary purchase price adjustments), together with the Closing Shares. In January 2023, we purchased 14,285,714 shares of GeneDx Holdings Common Stock for an aggregate of $5.0 million in GeneDx Holdings’ underwritten public offering. Additionally, subject to GeneDx achieving certain revenue targets for the fiscal years ending December 31, 2022 and 2023, we are eligible to receive the Milestone Consideration in cash or stock (at GeneDx Holdings’ discretion) equal to a maximum of 30.9 million shares of GeneDx Holdings’ Common Stock if paid in stock. We received 23.1 million shares of Class A Common Stock as a result of GeneDx satisfactorily achieving targets as of December 31, 2022. In April 2023, GeneDx Holdings announced a 1-for-33 reverse stock split of the GeneDx Holdings Common Stock. The 1-for-33 reverse stock split automatically converts 33 current shares of GeneDx Common Stock into one new share of GeneDx Common Stock. As of June 30, 2023, we held 3,558,602 shares of GeneDx Holdings Common Stock, representing an approximate 13.9% ownership interest in GeneDx Holdings.

Pursuant to the GeneDx Merger Agreement, the Company designated, and GeneDx Holdings nominated for election an individual to serve on the board of directors of GeneDx Holdings, and such nominee was elected by GeneDx Holdings stockholders to serve as a director until GeneDx Holdings 2024 annual meeting of stockholders. As a result, we have determined that the Company or our related parties can exercise significant influence over the investee through our board representation or voting power. However, our influence is restricted by the GeneDx Holdings Shareholder Agreement, pursuant to which we have agreed to vote our shares of GeneDx Holdings Common Stock in accordance with the recommendation of GeneDx Holdings’s board of directors for so long as we continue to hold at least 5% of the outstanding shares of GeneDx Holdings Common Stock. Other than through our sole board seat, we are unable to influence GeneDx Holdings’s policy-making process. We hold one of seven seats on GeneDx Holdings board of directors, and our designee may continue to serve following the expiration of the lock-up period if the GeneDx Holdings stockholders elect him to continue serving on the board. We elected to account for our investment in GeneDx Holdings under the equity method fair value option and record gains and losses from changes in fair value in other income (expense), net in our Condensed Consolidated Statements of Operations.  For the three and six months ended June 30, 2023, we recognized $19.9 million and $11.6 million of expense related to the change in fair value of our GeneDx Holdings investment. As of June 30, 2023, the aggregate value of our GeneDx Holdings investment based on the quoted market price of their respective shares of common stock and the number of shares held by us was $21.2 million.

Investments in Equity Securities

Our equity securities consist of investments in VBI Vaccines Inc. (1%), ChromaDex Corporation (“ChromaDex”) (0.10%), Eloxx Pharmaceuticals, Inc. (“Eloxx”) (1%),  CAMP4 Therapeutics Corporation (“CAMP4”) (2%) and HealthSnap, Inc. (7%). We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of these investments. Accordingly, we account for our investment in these entities as equity securities, and we record changes in the fair value of these investments in Other income (expense) each reporting period when they have readily determinable fair value. Equity securities without a readily determinable fair value are adjusted to fair value when there is an observable price change. Net gains and losses on our equity securities for the six months ended June 30, 2023 and 2022 were as follows:

	For the six months ended June 30,
(in thousands)	2023	2022
Equity Securities:
Net gains and losses recognized during the period on equity securities	$(318)	$(2,718)
Unrealized net losses recognized during the period on equity securities still held at the reporting date	$(318)	$(2,718)

Sales of investments

Gains (losses) included in earnings from sales of our investments are recorded in Other income (expense), net in our Condensed Consolidated Statement of Operations. The cost of securities sold is based on the specific identification method.

Warrants and options

In addition to our equity method investments and equity securities, we hold options to purchase 47 thousand additional shares of BioCardia, all of which were vested as of June 30, 2023 and December 31, 2022, and 33 thousand and 0.7 million warrants to purchase additional shares of COCP and InCellDx Inc., respectively. We recorded the changes in the fair value of the options and warrants in Fair value changes of derivative instruments, net in our Condensed Consolidated Statement of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Condensed Consolidated Balance Sheet. See further discussion of the Company’s options and warrants in Note 9 and Note 10.

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

We own 1,260,000 shares of Zebra’s Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29% at June 30, 2023 and December 31, 2022). Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a former member of our Board of Directors, was a founder of Zebra. Dr. Frost serves as a member of Zebra’s Board of Directors.

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

NOTE 7 DEBT

As of June 30, 2023 and December 31, 2022, our debt consisted of the following:

	June 30,	December 31,
(In thousands)	2023	2022
2025 Notes	$142,660	$142,096
2023 Convertible Notes	69,639	68,275
2033 Senior Notes	—	3,050
JP Morgan Chase	13,329	18,080
Chilean and Spanish lines of credit	12,743	13,740
Current portion of notes payable	2,657	1,720
Long term portion of notes payable	8,501	9,290
Total	$249,529	$256,251

Balance sheet captions
Current portion of convertible notes	$—	$3,050
Long term portion of convertible notes	212,299	210,371
Current portion of lines of credit and notes payable	28,729	33,540
Long Term notes payable included in long-term liabilities	8,501	9,290
Total	$249,529	$256,251

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

We may redeem for cash any or all of the 2025 Notes, at our option, if the last reported sale price of our Common Stock has been at least 130% of the then current conversion price for the notes for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of  the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2025 Notes.

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

In conjunction with the issuance of the 2025 Notes, we agreed to loan up to 30,000,000 shares of our Common Stock to affiliates of the underwriter in order to assist investors in the 2025 Notes to hedge their position. Following consummation of the Exchange, the number of outstanding borrowed shares of Common Stock was reduced by approximately 8,105,175 shares. As of both  June 30, 2023 and December 31, 2022, a total of 21,144,825 shares remained outstanding under the share lending arrangement. We will not receive any of the proceeds from the sale of the borrowed shares, but we received a one-time nominal fee of $0.3 million for the newly issued shares. Shares of our Common Stock outstanding under the share lending arrangement are excluded from the calculation of basic and diluted earnings per share. See Note 4.

The following table sets forth information related to the 2025 Notes which is included in our Condensed Consolidated Balance Sheet as of June 30, 2023:

(In thousands)	2025 Senior Notes	Debt Issuance Cost	Total
Balance at December 31, 2022	$144,580	$(2,484)	$142,096
Amortization of debt discount and debt issuance costs	—	564	564
Balance at June 30, 2023	$144,580	$(1,920)	$142,660

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

In February 2018, we issued a series of 5% Convertible Promissory Notes (the “2023 Convertible Notes”) in the aggregate principal amount of $55.0 million. The original maturity of the 2023 Convertible Notes was five years following the date of issuance and each holder of a 2023 Convertible Note originally had the option, from time to time, to convert all or any portion of the outstanding principal balance of such 2023 Convertible Note, together with accrued and unpaid interest thereon, into shares of our Common Stock at a conversion price of $5.00 per share. On February 10, 2023, we amended the 2023 Convertible Notes to extend the maturity to January 31, 2025 and reset the conversion price to the 10 day volume weighted average price immediately preceding the date of the amended note, plus a 25% conversion premium, or $1.66 per share. Interest under the 2023 Convertible Notes accrues from the most recent date to which interest has been paid or, if no interest has been paid, from the date of issuance, until the principal and accrued and unpaid interest, are paid in full.

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

In January 2013, we issued an aggregate of $175.0 million of our 3.0% Senior Notes due 2033 (the “2033 Senior Notes”) in a private placement. The 2033 Senior Notes bore interest at the rate of 3.0% per year, payable semiannually on February 1 and August 1 of each year and matured on February 1, 2033, unless earlier repurchased, redeemed or converted.

From 2013 to 2016, holders of the 2033 Senior Notes converted $143.2 million in aggregate principal amount into an aggregate of 21,539,873 shares of Common Stock, and, on February 1, 2019, approximately $28.8 million aggregate principal amount of 2033 Senior Notes were tendered by holders pursuant to such holders’ option to require us to repurchase the 2033 Senior Notes.

During the first quarter of 2023, we paid approximately $3.0 million to purchase the remaining 2033 Senior Notes in accordance with the indenture governing the 2033 Senior Notes.

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

On June 29, 2023, the company entered into a Waiver and Amendment No. 2 to the Credit Agreement (the "Credit Agreement Amendment"). The Credit Agreement Amendment, among other things, (i) waived specific defaults under the Credit Agreement resulting from the failure to pledge certain intellectual property, (ii) replaced the London interbank offered rate (LIBOR) with the forward-looking term rate based on the secured overnight financing rate (the "SOFR Rate") as the interest rate benchmark, (iii) reduced the aggregate revolving commitment from $75,000,000 to $50,000,000, (iv) provided a revised commitment fee rate, and (v) extended the maturity date from August 2024 to the earlier of August 2025, and 90 days prior to the maturity date of any indebtedness of the Company in an aggregate principal amount exceeding $7,500,000.

The Credit Agreement is guaranteed by all of BioReference’s domestic subsidiaries and is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base composed of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of June 30, 2023, $13.3 million remained available for borrowing under the Credit Agreement. Principal under the Credit Agreement is due upon maturity on August 30, 2025.

At BioReference’s option, borrowings under the Credit Agreement (other than swingline loans) bear interest at (i) the CB floating rate (defined as the higher of (x) the prime rate and (y) the SOFR Rate for an interest period of one month plus 2.50% and a benchmark spread adjustment of 0.10%) plus an applicable margin of 1.00%; or (ii) the SOFR Rate plus a benchmark spread adjustment of 0.10% and an applicable margin of 2.00%. Swingline loans will bear interest at the CB floating rate plus the applicable margin. The Credit Agreement also calls for other customary fees and charges, including an unused commitment fee of 0.400% if the average quarterly availability is 50% or more of the revolving commitment, or 0.275% if the average quarterly availability is less than or equal to 50% of the revolving commitments.

As of June 30, 2023 and December 31, 2022, $13.3 million and $18.1 million, respectively, was outstanding under the Credit Agreement.

The Credit Agreement contains customary covenants and restrictions, including, without limitation, covenants that require BioReference and its subsidiaries to maintain a minimum fixed charge coverage ratio if availability under the new credit facility falls below a specified amount and to comply with laws and restrictions on the ability of BioReference and its subsidiaries to incur additional indebtedness or to pay dividends and make certain other distributions to the Company, subject to certain exceptions as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of BioReference to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and execution upon the collateral securing obligations under the Credit Agreement. Substantially all the assets of BioReference and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to the Company, subject to certain exceptions. As of June 30, 2023, BioReference and its subsidiaries had net assets of approximately $525.7 million, which included goodwill of $283.0 million and intangible assets of $177.9 million.

In addition to the Credit Agreement, we had line of credit agreements with thirteen other financial institutions as of June 30, 2023, and December 31, 2022, in the U.S., Chile and Spain. These lines of credit are used primarily as sources of working capital for inventory purchases.

The following table summarizes the amounts outstanding under the BioReference, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
	Interest rate on borrowings at	Credit line	June 30,	December 31,
Lender	June 30, 2023	capacity	2023	2022
JPMorgan Chase	11.85%	$50,000	$13,329	$18,080
Itau Bank	5.50%	1,900	1,566	2,378
Bank of Chile	6.60%	2,500	1,842	817
BICE Bank	5.50%	2,640	2,640	1,661
Scotiabank	5.00%	5,500	1,094	1,646
Santander Bank	5.50%	5,000	1,682	1,238
Security Bank	5.50%	1,400	571	755
Estado Bank	5.50%	4,000	550	1,621
BCI Bank	5.00%	2,500	839	2,100
Internacional Bank	5.50%	1,500	1,292	599
Consoorcio Bank	5.00%	2,000	667	925
Banco De Sabadell	1.75%	544	—	—
Santander Bank	1.95%	544	—	—
Total		$80,028	$26,072	$31,820

At June 30, 2023 and December 31, 2022, the weighted average interest rate on our lines of credit was approximately 8.8% and 5.4%, respectively.

At June 30, 2023 and December 31, 2022, we had notes payable and other debt (excluding the 2033 Senior Notes, the 2023 Convertible Notes, the 2025 Notes, the Credit Agreement and amounts outstanding under lines of credit described above) as follows:

	June 30,	December 31,
(In thousands)	2023	2022
Current portion of notes payable	$2,657	$1,720
Other long-term liabilities	8,501	9,290
Total	$11,158	$11,010

The notes and other debt mature at various dates ranging from 2023 through 2032, bearing variable interest rates from 0.7% up to 5.1%. The weighted average interest rate on the notes and other debt was 4.0% on June 30, 2023 and 3.5% on December 31, 2022. The notes are partially secured by our office space in Barcelona.

NOTE 8 ACCUMULATED OTHER COMPREHENSIVE LOSS

For the six months ended June 30, 2023, changes in Accumulated other comprehensive loss, net of tax, were as follows:

Foreign
currency
(In thousands)	translation
Balance at December 31, 2022	$(43,323)
Other comprehensive income	6,381
Balance at June 30, 2023	$(36,942)

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

As of June 30, 2023, we had equity securities and an equity method fair value option (refer to Note 6), forward foreign currency exchange contracts for inventory purchases (refer to Note 10) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreement with BioCardia, we record the related BioCardia options at fair value as well as the warrants from COCP.

Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of June 30, 2023
	Quoted
	prices in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$57,355	$—	$—	$57,355
Equity securities	330	—	—	330
Equity Method - FV option	21,209	—	—	21,209
Common stock options/warrants	—	38	—	38
Total assets	$78,894	$38	$—	$78,932
Liabilities:
Forward contracts	—	134	—	134
Contingent consideration	—	—	1,139	1,139
Total liabilities	$—	$134	$1,139	$1,273

	Fair value measurements as of December 31, 2022
	Quoted
	prices in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$102,773	$—	$—	$102,773
Equity securities	648	—	—	$648
Equity Method - fair value option	21,120	—	—	21,120
Common stock options/warrants	—	28	—	28
Total assets	$124,541	$28	$—	$124,569
Liabilities:
Forward contracts	—	1,123	—	1,123
Contingent consideration	—	—	1,036	1,036
Total liabilities	$—	$1,123	$1,036	$2,159

The carrying amount and estimated fair value of our 2025 Notes, as well as the applicable fair value hierarchy tiers, are contained in the table below. The fair value of the 2025 Notes is determined using inputs other than quoted prices in active markets that are directly observable.

	June 30, 2023
	Carrying	Total
(In thousands)	Value	Fair Value	Level 1	Level 2	Level 3
2025 Notes	$142,660	$138,797	$—	$138,797	$—

There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.

As of June 30, 2023 and December 31, 2022, the carrying value of our other financial instrument assets approximates their fair value due to their short-term nature or variable rate of interest.

The following table reconciles the beginning and ending balances of our Level 3 assets and liabilities as of June 30, 2023:

June 30, 2023
Contingent
(In thousands)	consideration
Balance at December 31, 2022	$1,036
Change in fair value:
Included in results of operations	102
Foreign currency impact	1
Balance at June 30, 2023	$1,139

The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:

Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to, CURNA and OPKO Renal transactions. As of June 30, 2023, of the $1.1 million of contingent consideration, $0.1 million was recorded in Accrued expenses and $1.1 million of contingent consideration was recorded in Other long-term liabilities. As of December 31, 2022, $1.0 million of contingent consideration was recorded in accrued expenses and other long-term liabilities. As a result of our execution of the CAMP4 Agreement (as defined in Note 14), we will have to pay a percentage of any payments received under the CAMP4 Agreement to the former CURNA stockholders.

NOTE 10 DERIVATIVE CONTRACTS

The following table summarizes the fair values and the presentation of our derivative financial instruments in the Condensed Consolidated Balance Sheets:

	Balance Sheet	June 30,	December 31,
(In thousands)	Component	2023	2022
Derivative financial instruments:
Common Stock options/warrants	Investments, net	$38	$28
Forward contracts	Unrealized losses on forward contracts are recorded in Accrued expenses.	$(134)	$(1,123)

We enter into foreign currency forward exchange contracts with respect to the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.

To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At June 30, 2023 and December 31, 2022, our derivative financial instruments did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value of derivative instruments, net in our Condensed Consolidated Statement of Operations. The following table summarizes the losses and gains recorded for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Derivative loss:
Common Stock options/warrants	$12	$(4)	$10	$(5)
Forward contracts	130	342	(927)	211
Total	$142	$338	$(917)	$206

NOTE 11 RELATED PARTY TRANSACTIONS

         On May 4, 2023, the Company entered into an Assignment and Assumption Agreement (the "Assignment Agreement") with Ruen-Hui Biopharmaceuticals, Inc., a Taiwanese entity ("Ruen-Hui") in which Dr. Hsiao owns more than a 10% interest. Ruen-Hui assumed the Company's obligations under an exclusive license agreement with Academia Sinica in exchange for an upfront payment of $150,000, a number of potential milestone payments up to $1 million, commercial milestones ranging from low to double digit millions, and royalty payments. The Assignment Agreement will be effective upon Academia Sinica's consent to the assignment. Ruen Hui will also be responsible for any outstanding payment obligations under such license agreement, including patent maintenance costs, and any payments due to Academia Sinica.

On April 29, 2022, upon consummation of the GeneDx Transaction, the Company entered into a Transition Services Agreement (the “Transition Services Agreement”) with GeneDx (now a wholly owned subsidiary of GeneDx Holdings), pursuant to which the Company agreed to provide, at cost, certain customary support services in respect of GeneDx’s business through August 31, 2023, including human resources, information technology support, and finance and accounting. As of June 30, 2023, the Company had incurred aggregate expenses of $2.1 million for services rendered under the Transition Services Agreement. For the six months ended June 30, 2023, the company incurred expenses of $0.8 million for services rendered under the Transaction Services Agreement. As of June 30, 2023, the company has a receivable of $0.5 million payable to the Company by GeneDx in accordance with the terms of the Transition Services Agreement.

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

We hold investments in Zebra (ownership 29%), Neovasc (0.5%), ChromaDex (0.10%), COCP (2%), NIMS (1%), Eloxx (1%), BioCardia (1%) and LeaderMed Health Group Limited (47%). Neovasc was recently acquired and we expect to receive merger consideration in exchange for our shares. These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. We also hold an investment in GeneDx Holdings (Nasdaq: WGS) representing an 13.9% ownership interest as a result of our sale of GeneDx, Inc. and subsequent participation in an underwritten offering by GeneDx Holdings. Richard Pfenniger who sits on our Board also sits on the GeneDx Board as a result of the acquisition. See further discussion of our investments in Note 6.

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

Dr. Elias Zerhouni, our Vice Chairman and President, sits on the board of directors of Danaher Corporation (“Danaher”). Our subsidiary, BioReference, routinely procures products and services from several subsidiaries of Danaher, including Beckman Coulter, Integrated DNA Technologies Inc., and Leica Microsystems Inc., to which BioReference has paid $1.7 million, $0.8 million, and $0.2 million, respectively, during the six months ended June 30, 2023 .

BioReference purchases and uses certain products acquired from InCellDx, a company in which we hold a 29% minority interest.

We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the three and six months ended June 30, 2023, we reimbursed approximately $0.0 thousand and $29.3 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives. For the three and six months ended June 30, 2022, we reimbursed approximately $0.0 thousand and $30.0 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.

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

In connection with our acquisitions of CURNA, OPKO Diagnostics and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. Therefore, as of June 30, 2023, we recorded $1.1 million as contingent consideration, with $0.1 million recorded in Accrued expenses and $1.1 million recorded within Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Refer to Note 5.

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

At June 30, 2023, we were committed to make future purchases for inventory and other items in 2023 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating approximately $46.4 million.

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

The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. Negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods were recognized of $13.9 million and $21.2 million, respectively, for the six months ended June 30, 2023 and 2022. Revenue adjustments for the six months ended June 30, 2023 were mainly due to the composition of patient pay mix and, in 2022, mainly to lower reimbursement estimates for COVID-19 testing.

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

Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of June 30, 2023 and December 31, 2022, we had liabilities of approximately $2.9 million and $1.8 million, respectively, within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.

The composition of revenue from services by payor for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Healthcare insurers	$76,954	$76,442	$157,365	$172,269
Government payers	20,923	25,659	41,267	53,263
Client payers	24,899	80,931	52,443	240,021
Patients	4,276	3,772	8,345	7,849
Total	$127,052	$186,804	$259,420	$473,402

Revenue from products

We recognize revenue from product sales when a customer obtains control of promised goods or services. The amount of revenue recorded reflects the consideration that we expect to receive in exchange for those goods or services. Our estimates for sales returns and allowances are based upon the historical patterns of product returns and allowances taken, matched against the sales from which they originated, and our evaluation of specific factors that may increase or decrease the risk of product returns. Product revenues are recorded net of estimated rebates, chargebacks, discounts, co-pay assistance and other deductions (collectively, “Sales Deductions”) as well as estimated product returns which are all elements of variable consideration. Allowances are recorded as a reduction of revenue at the time product revenues are recognized. The actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect revenue from products in the period such variances become known.

Rayaldee is distributed in the U.S. principally through the retail pharmacy channel, which initiates with the largest wholesalers in the U.S. (collectively, “Rayaldee Customers”). In addition to distribution agreements with Rayaldee Customers, we have entered into arrangements with many healthcare providers and payors that provide for government-mandated or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of Rayaldee.

We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the three and six months ended June 30, 2023, we recognized $7.7 million and $14.4 million, respectively, in net product revenue from sales of Rayaldee. For the three and six months ended June 30, 2022, we recognized $6.2 million and $11.4 million, respectively, in net product revenue from sales of Rayaldee.

The following table presents an analysis of Rayaldee product sales allowances and accruals for the three and six months ended June 30, 2023 and 2022:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at March 31, 2023	$1,574	$5,140	$1,676	$8,390
Provision related to current period sales	3,950	5,561	351	9,862
Credits or payments made	(3,194)	(4,747)	(393)	(8,334)
Balance at June 30, 2023	$2,330	$5,954	$1,634	$9,918

Total gross Rayaldee sales				$17,568
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				56%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2022	$1,532	$5,063	$1,683	$8,278
Provision related to current period sales	7,256	9,606	637	17,499
Credits or payments made	(6,458)	(8,715)	(686)	(15,859)
Balance at June 30, 2023	$2,330	$5,954	$1,634	$9,918

Total gross Rayaldee sales				$31,850
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				55%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at March 31, 2022	$1,588	$5,282	$2,333	$9,203
Provision related to current period sales	3,411	5,442	308	9,161
Credits or payments made	(3,330)	(4,235)	(1,023)	(8,588)
Balance at June 30, 2022	$1,669	$6,489	$1,618	$9,776

Total gross Rayaldee sales				$15,382
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				60%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2021	$2,014	$5,499	$2,639	$10,152
Provision related to current period sales	6,626	10,311	577	17,514
Credits or payments made	(6,971)	(9,321)	(1,598)	(17,890)
Balance at June 30, 2022	$1,669	$6,489	$1,618	$9,776

Total gross Rayaldee sales				$28,861
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				61%

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

For the three and six months ended June 30, 2023, we recorded $94.9 million and $159.7 million of revenue from the transfer of intellectual property and other, respectively.  For the six months ended June 30, 2023, revenue from transfer of intellectual property and other principally reflects $90.0 million triggered by the FDA approval of NGENLA (Somatrogon) and during the three months ended June 30, 2022, includes $85.0 million of regulatory milestone payments from Pfizer due from the commencement of sales from NGENLA (Somatrogon) in Europe and Japan. For the six months ended June 30, 2023, revenue from transfer of intellectual property and other reflects a $50.0 million payment from Merck in consideration for the rights granted to Merck under the Merck Agreement (as defined below), a $7.0 million payment from Vifor (as defined below) triggered by the German price approval for Rayaldee and a $2.5 million payment from Nicoya due to Nicoya’s submission of the investigational new drug application to China's Center for Drug Evaluation.   For the six months ended June 30, 2022, revenue from transfer of intellectual property and other included $3.0 million related to a sales milestone from Vifor.

Contract liabilities relate to cash consideration that OPKO receives in advance of satisfying the related performance obligations. Changes in the contractual liabilities balance during the six months ended June 30, 2023 were as follows:

(In thousands)
Balance at December 31, 2022	$138
Balance at June 30, 2023	140
Revenue recognized in the period from:
Amounts included in contracts liability at the beginning of the period	(2)

NOTE 14 STRATEGIC ALLIANCES

Merck

On March 8, 2023, ModeX, the Company (with respect to certain sections), and Merck Sharp & Dohme LLC (“Merck”) entered into a License and Research Collaboration Agreement (the “Merck Agreement”) pursuant to which ModeX granted to Merck a license to certain patent rights and know-how in connection with the development of ModeX’s preclinical nanoparticle vaccine candidate targeting the Epstein-Barr Virus.

Under the terms of the Merck Agreement, ModeX granted to Merck an exclusive, sublicensable, royalty-bearing license to certain intellectual property to develop, manufacture, use and commercialize (i) a multivalent or monovalent vaccine assembled using our platform for Epstein-Barr Virus (“Vaccine”), and (ii) any pharmaceutical or biological preparation in final form containing a Vaccine for sale or for administration to human patients in a clinical trial for all uses (“Product”). We received an initial payment of $50.0 million and are eligible to receive up to an additional $872.5 million upon the achievement of certain commercial and development milestones under several indications. We are also eligible to receive tiered royalty payments ranging from high single digits to low double digits upon achievement of certain sales targets of the Product. Certain of the rights subject to the license provided by us under the Merck Agreement were obtained by us from Sanofi pursuant to that certain License Agreement entered into as of July 1, 2021 (“Sanofi In-License Agreement”) between us and Sanofi, a French corporation (“Sanofi”), and a portion of the upfront payment, milestones and royalties received by us under the Merck Agreement may be payable to Sanofi under the terms of the Sanofi In-License Agreement. As a result of such obligations under the Sanofi In-License Agreement, we paid $12.5 million to Sanofi during the second quarter of 2023.

As part of their strategic collaboration, ModeX and Merck have put in place a research plan to manage research and other development activities related to the development of a Vaccine or Product including a joint steering committee to facilitate the research program. As part of the research plan, they will use a third-party contract development and manufacturing organization (“CDMO”) to carry out such activities unless otherwise agreed. Development costs incurred by ModeX in furtherance of these development activities will be reimbursed by Merck. To date, we have spent $8.2 million of development costs related to the Epstein -Barr Virus, for which Merck will provide reimbursement.

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

LeaderMed is responsible for funding the joint venture’s operations, development and commercialization efforts and, together with its syndicate partners, initially invested $11 million in exchange for a 53% ownership interest. We retain full rights to oxyntomodulin and Factor VIIa-CTP in all other geographies.

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

EirGen received an initial upfront payment of $5 million and was eligible to receive an additional $5 million tied to the first anniversary of the effective date of the Nicoya Agreement, as amended, of which EirGen has received $2.5 million plus accrued interest for the delayed payment. Furthermore, EirGen received the additional $2.5 million upon Nicoya’s submission of an investigational new drug (IND) application to the Center for Drug Evaluation of China in March 2023. EirGen is also eligible to receive up to an additional aggregate amount of $115 million upon the achievement of certain development, regulatory and sales-based milestones by Nicoya for the Nicoya Product in the Nicoya Territory. EirGen is eligible to receive tiered, double digit royalty payments at rates in the low double digits on net product sales within the Nicoya Territory and in the Nicoya Field.

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

In January 2023, the price approval for Rayaldee was granted by the German Association of Statutory Health Insurance funds (GKV-SV), which triggered a milestone payment of $7.0 million for the six months ended June 30, 2023. For the six months ended June 30, 2022 we recognized a milestone payment of $3.0 million in revenue from transfer of intellectual property and other for the first sale of Rayaldee in Europe.

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

In June 2023, The FDA approved NGENLA (Somatrogon) a once-weekly injection to treat pediatric growth hormone deficiency in the United States.  In early 2022, the European Commission and Ministry of Health, Labour and Welfare in Japan approved NGENLA (Somatrogon) in those territories. We have also received pricing approvals in Germany and Japan. NGENLA (Somatrogon) is approved for the treatment of pediatric GHD in more than 40 markets, including Canada, Australia, Japan, and EU Member States. With the achievement of these milestones, during the second quarter of 2023, we recorded revenue of $90 million and $85.0 million in 2022.

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

Under the terms of the Pfizer Transaction, as restated, we received non-refundable and non-creditable upfront payments of $295.0 million and are eligible to receive up to an additional $275.0 million upon the achievement of certain regulatory milestones. Pfizer received the exclusive license to commercialize Somatrogon worldwide. In addition, we are eligible to receive regional, tiered gross profit sharing for both Somatrogon and Pfizer’s Genotropin® (somatropin) in all global markets, with the U.S. region commencing gross profit sharing in August 2023.

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

We recognized the non-refundable $295.0 million upfront payments as revenue as the research and development services were completed. As of June 30, 2023 and December 31, 2022, we had no contract liabilities related to the Pfizer Transaction.

The Pfizer Transaction includes milestone payments of $275.0 million upon the achievement of certain milestones. The milestones range from $20.0 million to $90.0 million each and are based on achievement of regulatory approval in the U.S. and regulatory approval and price approval in other major markets. The milestone payments will be recognized as revenue in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met. To date, $175.0 million of revenue has been recognized related to the achievement of the milestones.

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

Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2023	2022	2023	2022
Revenue from services:
Pharmaceutical	$—	$—	$—	$—
Diagnostics	127,052	186,804	259,420	473,402
Corporate	—	—	—	—
	$127,052	$186,804	$259,420	$473,402
Revenue from products:
Pharmaceutical	$43,500	$35,892	$83,883	$72,550
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$43,500	$35,892	$83,883	$72,550
Revenue from transfer of intellectual property and other:
Pharmaceutical	$94,866	$87,197	$159,692	$93,159
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$94,866	$87,197	$159,692	$93,159
Operating income (loss):
Pharmaceutical	$63,631	$55,435	$82,585	$37,327
Diagnostics	(44,258)	(57,543)	(84,264)	(101,092)
Corporate	(12,348)	(8,631)	(21,890)	(19,399)
	$7,025	$(10,739)	$(23,569)	$(83,164)
Depreciation and amortization:
Pharmaceutical	$17,788	$17,840	$35,703	$33,242
Diagnostics	8,603	10,155	17,290	22,567
Corporate	—	—	—	—
	$26,391	$27,995	$52,993	$55,809
Loss from investment in investees:
Pharmaceutical	$(42)	$(268)	$(79)	$(316)
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$(42)	$(268)	$(79)	$(316)
Revenues:
United States	$134,859	$193,105	$323,943	$484,913
Ireland	96,749	89,177	112,595	97,638
Chile	19,954	15,804	35,494	32,143
Spain	5,968	5,696	12,078	12,805
Israel	1,639	1,854	6,233	3,412
Mexico	5,724	4,055	11,551	7,805
Other	525	202	1,101	395
	$265,418	$309,893	$502,995	$639,111

	June 30,	December 31,
(In thousands)	2023	2022
Assets:
Pharmaceutical	$1,411,170	$1,322,531
Diagnostics	655,878	690,504
Corporate	91,851	154,224
	$2,158,899	$2,167,259
Goodwill:
Pharmaceutical	$314,350	$312,826
Diagnostics	283,025	283,025
	$597,375	$595,851

No customer represented more than 10% of our total consolidated revenue for the six months ended June 30, 2023 and 2022. As of June 30, 2023 and December 31, 2022, no customer represented more than 10% of our accounts receivable balance.

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

The following table presents the lease balances within the Condensed Consolidated Balance Sheet as of June 30, 2023 and December 31, 2022:

(in thousands)	Classification on the Balance Sheet	June 30, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease right-of-use assets	$34,938	$38,725
Finance lease assets	Property, plant and equipment, net	10,079	9,898

Liabilities
Current
Operating lease liabilities	Current maturities of operating leases	11,240	11,628
Accrued expenses	Current maturities of finance leases	2,809	2,809
Long-term
Operating lease liabilities	Operating lease liabilities	24,912	27,963
Other long-term liabilities	Finance lease liabilities	$7,270	$7,089

Weighted average remaining lease term
Operating leases (in years)		6.0	6.0
Finance leases (in years)		6.8	6.5
Weighted average discount rate
Operating leases		4.6%	4.4%
Finance leases		4.6%	3.8%

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on our Condensed Consolidated Balance Sheet as of June 30, 2023:

(in thousands)	Operating	Finance
July 1, 2023 through December 31, 2023	$6,442	$1,804
2024	8,844	2,737
2025	5,567	2,061
2026	4,114	1,394
2027	3,858	588
Thereafter	11,910	1,959
Total undiscounted future minimum lease payments	40,735	10,543
Less: Difference between lease payments and discounted lease liabilities	4,583	464
Total lease liabilities	$36,152	$10,079

Expense under operating leases and finance leases was $8.3 million and $1.4 million, respectively, for the six months ended June 30, 2023, which includes $0.6 million of variable lease costs. Expense under operating leases and finance leases was $8.4 million and $1.9 million, respectively, for the six months ended June 30, 2022, which includes $1.3 million of variable lease costs. Operating lease costs and finance lease costs are included within Operating loss in the Condensed Consolidated Statement of Operations. Short-term lease costs were not material.

Supplemental cash flow information is as follows:

	For the six months ended June 30,
(in thousands)	2023	2022
Operating cash out flows from operating leases	$7,955	$8,327
Operating cash out flows from finance leases	206	52
Financing cash out flows from finance leases	1,268	724
Total	$9,429	$9,103

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

We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Health, LLC (“BioReference”), one of the nation’s largest full service laboratories with a 180-person sales and marketing team to drive growth and leverage new products, and we offer our 4Kscore prostate cancer test through BioReference. Our pharmaceutical business features Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency, and Somatrogon (hGH-CTP), a once-weekly human growth hormone injection for which we completed a successful phase 3 study in August 2019 and partnered with Pfizer Inc. (“Pfizer”) with respect to Somatrogon (hGH-CTP)’s further development. Regulatory applications for Somatrogon (hGH-CTP) have been submitted to the applicable regulatory bodies for review in several countries around the world. In June 2023, The FDA approved NGENLA (Somatrogon) to treat children and adolescents from as young as three years of age with growth disturbance due to insufficient secretion of growth hormone. In February 2022, the European Commission granted marketing authorization in the European Union for Somatrogon (hGH-CTP) under the brand name NGENLA®. NGENLA® has been approved in more than 40 markets including the United States, EU Member States, Japan, Canada, and Australia. In May 2022, we acquired ModeX Therapeutics, Inc. (“ModeX”), a biotechnology company focused on developing innovative multi-specific immune therapies for cancer and infectious diseases candidates. ModeX has a robust early-stage pipeline with assets in key areas of immuno-oncology and infectious diseases, and we intend to further expand our pharmaceutical product pipeline through ModeX’s portfolio of development candidates.

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

We operate established pharmaceutical platforms in Ireland, Chile, Spain, Mexico, and the U.S., which are generating revenue and from which we expect to generate positive cash flow and facilitate future market entry for our products currently in development. In addition, we have a development and commercial supply pharmaceutical company and a global supply chain operation and holding company in Ireland. We own an APIs manufacturer in Israel, which we expect will facilitate the development of our pipeline of molecules and compounds for our proprietary molecular diagnostic and therapeutic products.

RESULTS OF OPERATIONS

Foreign Currency Exchange Rates

Approximately 34.4% of revenue for the six months ended June 30, 2023, and approximately 23.6% of revenue for the six months ended June 30, 2022, were denominated in currencies other than the U.S. Dollar (USD). Our financial statements are reported in USD and, accordingly, fluctuations in exchange rates affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting our consolidated financial results. In the first quarter of 2023 and the year ended December 31, 2022, the most significant currency exchange rate exposures were to the Euro and Chilean Peso. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $33.5 million and $39.9 million at June 30, 2023, and December 2022, respectively.

We are subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. We seek to limit foreign currency transaction risk through hedge transactions with foreign currency forward contracts. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date. At June 30, 2023, we had 67 open foreign exchange forward contracts relating to inventory purchases on letters of credit with various amounts maturing monthly through July 2023 with a notional value totaling approximately $3.5 million. At December 31, 2022, we had 194 open foreign exchange forward contracts relating to inventory purchases on letters of credit with various amounts maturing monthly through January 2023 with a notional value totaling approximately $11.9 million.

FOR THE THREE MONTHS ENDED June 30, 2023 and 2022

Our consolidated income (loss) from operations for the three months ended June 30, 2023 and 2022 was as follows:

	For the three months ended June 30,
(In thousands)	2023	2022	Change	% Change
Revenues:
Revenue from services	$127,052	$186,804	$(59,752)	(32)%
Revenue from products	43,500	35,892	7,608	21%
Revenue from transfer of intellectual property and other	94,866	87,197	7,669	9%
Total revenues	265,418	309,893	(44,475)	(14)%
Costs and expenses:
Cost of revenue	138,939	194,311	(55,372)	(28)%
Selling, general and administrative	79,794	101,464	(21,670)	(21)%
Research and development	18,159	17,254	905	5%
Contingent Consideration	(34)	175	(209)	(119)%
Amortization of intangible assets	21,535	22,793	(1,258)	(6)%
Gain on sale	—	(15,365)	15,365	100%
Total costs and expenses	258,393	320,632	(62,239)	(19)%
Income (loss) from operations	7,025	(10,739)	17,764	165%

Diagnostics

	For the three months ended June 30,
(In thousands)	2023	2022	Change	% Change
Revenues
Revenue from services	$127,052	$186,804	$(59,752)	(32)%
Total revenues	127,052	186,804	(59,752)	(32)%
Costs and expenses:
Cost of revenue	113,027	171,841	(58,814)	(34)%
Selling, general and administrative	52,617	78,980	(26,363)	(33)%
Research and development	617	2,780	(2,163)	(78)%
Amortization of intangible assets	5,049	6,111	(1,062)	(17)%
Gain of sale of assets	—	(15,365)	15,365	100%
Total costs and expenses	171,310	244,347	(73,037)	(30)%
Loss from operations	(44,258)	(57,543)	13,285	23%

Revenue. Revenue from services for the three months ended June 30, 2023, decreased by approximately $59.8 million compared to the three months ended June 30, 2022. The decrease in revenue for the three months ended June 30, 2023, reflects lower demand for COVID-19 testing and lower COVID-19 reimbursement of $48.7 million and $0.8 million, respectively. BioReference performed 33 thousand molecular tests for COVID-19 during the three months ended June 30, 2023, representing 1.45% of total testing volume for that period. In comparison, the three months ended June 30, 2022, included 874 thousand molecular tests for COVID-19 and 81 thousand serology antibody tests, representing 30.7% of total testing volume for the 2022 period. The reduction in reimbursement reflected an increase in utilization of antigen point of care diagnostic tests and a change in the mix of customers, which have varying contract prices depending on the level of services we provide.

Furthermore, clinical test reimbursement decreased by $5.8 million due to the mix of testing ordered offset by an increase in clinical test volume of $7.7 million. Moreover, revenues decreased by $12.1 million as a result of our sale in April 2022 of GeneDx in the GeneDx Transaction (as defined below).

Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. Negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods were recognized of $13.9 million and $23.2 million, respectively, for the three months ended June 30, 2023 and 2022. Revenue adjustments for the three months ended June 30, 2023 were mainly due to the composition of patient pay mix and, in 2022, mainly to lower reimbursement estimates for COVID-19 testing.

The composition of revenue from services by payor for the three months ended June 30, 2023 and 2022 was as follows:

	Three months ended June 30,
(In thousands)	2023	2022
Healthcare insurers	$76,954	$76,442
Government payers	20,923	25,659
Client payers	24,899	80,931
Patients	4,276	3,772
Total	$127,052	$186,804

Client payors include cities, states and companies for which BioReference provides COVID-19 testing services.

Cost of revenue. Cost of revenue for the three months ended June 30, 2023 decreased $58.8 million compared to the three months ended June 30, 2022. Cost of revenue decreased primarily due to a decline in the volume of COVID-19 tests performed during the three months ended June 30, 2023, compared to 2022. Cost of revenue for the three months ended June 30, 2023, also decreased due to changes in the mix of testing ordered during the period, continued cost-reduction initiatives implemented at Bio Reference and $8.2 million as a result of the disposition of GeneDx in April 2022.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2023 and 2022 were $52.6 million and $79.0 million, respectively. Selling, general and administrative expenses in our diagnostics segment decreased primarily due to the continued cost-reduction initiatives implemented at Bio Reference as we strive to return to profitability following the buildup and then decline of COVID related testing.

Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Three months ended June 30,
	2023	2022
Research and development employee-related expenses	$464	$2,233
Other internal research and development expenses	153	547
Total research and development expenses	$617	$2,780

The decrease in research and development expenses for the three months ended June 30, 2023, was primarily related to the development of more efficient clinical testing services at BioReference and partly as a result of the GeneDx disposition.

Amortization of intangible assets. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Amortization of intangible assets was $5.0 million and $6.1 million, respectively, for the three months ended June 30, 2023 and 2022. Amortization expense declined for the three months ending June 30, 2023 due to the disposition of GeneDx.

Gain on sale of assets. Gain on sale of assets for the three months ended June 30, 2022, was $15.4 million due to the disposition of GeneDx in April 2022.

Pharmaceuticals

	For the three months ended June 30,
(In thousands)	2023	2022	Change	% Change
Revenues:
Revenue from products	$43,500	$35,892	$7,608	21%
Revenue from transfer of intellectual property and other	94,866	87,197	7,669	9%
Total revenues	138,366	123,089	15,277	12%
Costs and expenses:
Cost of revenue	25,912	22,470	3,442	15%
Selling, general and administrative	14,831	13,518	1,313	10%
Research and development	17,540	14,809	2,731	18%
Contingent Consideration	(34)	175	(209)	(119)%
Amortization of intangible assets	16,486	16,682	(196)	(1)%
Total costs and expenses	74,735	67,654	7,081	10%
Income from operations	63,631	55,435	8,196	15%

Revenue. Revenue from products for the three months ended June 30, 2023 and 2022 was $43.5 million and $35.9 million, respectively. The increase in revenue from products for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was attributable to an increase in sales from OPKO Chile and OPKO Mexico which were positively impacted by foreign exchange fluctuations of approximately $1.9 million , as well as increased sales of Rayaldee. Revenue from sales of Rayaldee for the three months ended June 30, 2023 and 2022 was $7.7 million and $6.2 million, respectively. For the three months ended June 30, 2023, revenue from transfer of intellectual property and other principally reflects revenue of $90.0 million triggered by the FDA approval of NGENLA (Somatrogon), the 2022 period includes an $85.0 million regulatory milestone payments from Pfizer due from the commencement of sales from NGENLA (Somatrogon) in Europe and Japan (as defined in Note 14 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q).  For the three months ended June 30, 2023 and 2022, revenue from transfer of intellectual property and other also includes $0.5 million and $2.3 million, respectively, related to the Pfizer Transaction (as defined in Note 14 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q).

Cost of revenue. Cost of revenue for the three months ended June 30, 2023 increased $3.4 million compared to the three months ended June 30, 2022, which was attributable to an increase in sales as well as changes in product mix during the period at our international operating companies as well as higher inventory costs partially impacted by unfavorable foreign exchange fluctuations of approximately $1.3 million.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2023 and 2022 were $14.8 million and $13.5 million, respectively. The increase in selling, general and administrative expenses was due to an increase in employee-related expenses from from our international operations and Rayaldee.

Research and development expenses. Research and development expenses for the three months ended June 30, 2023 and 2022 were $17.5 million and $14.8 million, respectively. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by the individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expenses. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Three months ended June 30,
	2023	2022
External expenses:
Manufacturing expense for biological products	$3,006	$2,070
Phase 3 studies	1,186	2,200
Post-marketing studies	29	—
Earlier-stage programs	11,925	3,113
Research and development employee-related expenses	8,955	6,774
Other internal research and development expenses	1,052	652
Third-party grants and funding from collaboration agreements	(8,613)	—
Total research and development expenses	$17,540	$14,809

The increase in research and development expenses for the three months ended June 30, 2023, was primarily due to research expenses at ModeX, partially offset by lower expenses related to Somatrogon (hGH-CTP) due to the closure of the open-label extension studies in countries in which Somatrogon (hGH-CTP) received marketing authorization. Research and development expenses for the pharmaceutical segment for the three months ended June 30, 2023 and 2022 included equity-based compensation expenses of $914.6 thousand and $637.9 thousand, respectively.

Contingent consideration. Contingent consideration for the three months ended June 30, 2023 and 2022 was a $34 thousand reversal of expense and $175 thousand of expense, respectively. Contingent consideration for the three months ended June 30, 2023 and 2022 was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal, and potential amounts payable to former stockholders of OPKO Renal in connection therewith, pursuant to our acquisition agreement in March 2013.

Amortization of intangible assets. Amortization of intangible assets was $16.5 million and $16.7 million for the three months ended June 30, 2023 and 2022. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.

Corporate

	For the three months ended June 30,
(In thousands)	2023	2022	Change	% Change
Costs and expenses:
Selling, general and administrative	$12,346	$8,966	$3,380	38%
Research and development	2	(335)	337	101%
Total costs and expenses	12,348	8,631	3,717	43%
Loss from operations	(12,348)	(8,631)	(3,717)	(43)%

Operating loss for our unallocated corporate operations for the three months ended June 30, 2023 and 2022 was $12.3 million and $8.6 million, respectively, and principally reflects general and administrative expenses incurred in connection with our corporate operations. The increase in operating loss for our unallocated corporate operations for the three months ended June 30, 2023, was primarily due to increases in employee expenses and professional fees, partially offset by a decrease in legal fees.

Other

Interest income. Interest income for the three months ended June 30, 2023 and 2022 was $1.1 million and $0.2 million, respectively. The increase is driven by having higher average cash and investment balances as a result of the cash received related to the GeneDx disposition, as well as increased interest rates between the two periods.

Interest expense. Interest expense for the three months ended June 30, 2023 and 2022 was $3.3 million and $3.1 million, respectively. Interest expense was principally related to interest incurred on the 2025 Notes, the 2023 Convertible Notes, and BioReference’s outstanding debt under the Credit Agreement (each as defined in Note 7 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q ) with JPMorgan Chase Bank, N.A. (“CB”).

Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the three months ended June 30, 2023 and 2022, was $0.1 million and a $0.3 million reversal of expense, respectively. Derivative expense for the three months ended June 30, 2023 and 2022 was principally related to the change in fair value on foreign currency forward exchange contracts at OPKO Chile.

Other income (expense), net. Other income (expense), net for the three months ended June 30, 2023 and 2022 was $21.4 million and $73.0 million of expense, respectively. Other income (expense), net for the three months ended June 30, 2023, and 2022, included $19.9 million and $71.2 million of expense as a result of a decrease in the fair value of our investment in GeneDx Holdings (as defined below). Foreign currency gains of $0.9 million and $0.8 million of losses were the majority of other expenses for the three months ended June 30, 2023, and 2022, respectively.

Income tax provision. Our income tax provision for the three months ended June 30, 2023 and 2022 was $3.1 million and $15.1 million, respectively, and reflects quarterly results using our expected effective tax rate. For the three months ended June 30, 2023, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and operating results in tax jurisdictions which do not result in a tax benefit.

Loss from investments in investees. We have invested in certain early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses. Loss from investments in investees was $42 thousand and $268 thousand for the three months ended June 30, 2023 and 2022, respectively.

FOR THE six months ended June 30, 2023 and 2022

Our consolidated income (loss) from operations for the six months ended June 30, 2023 and 2022 was as follows:

	For the six months ended June 30,
(In thousands)	2023	2022	Change	% Change
Revenues:
Revenue from services	$259,420	$473,402	$(213,982)	(45)%
Revenue from products	83,883	72,550	11,333	16%
Revenue from transfer of intellectual property and other	159,692	93,159	66,533	71%
Total revenues	502,995	639,111	(136,116)	(21)%
Costs and expenses:
Cost of revenue	277,253	438,187	(160,934)	(37)%
Selling, general and administrative	155,436	219,000	(63,564)	(29)%
Research and development	50,764	35,566	15,198	43%
Contingent Consideration	102	69	33	48%
Amortization of intangible assets	43,009	44,818	(1,809)	(4)%
Gain of sale of assets	—	(15,365)	15,365	100%
Total costs and expenses	526,564	722,275	(195,711)	(27)%
Loss from operations	(23,569)	(83,164)	59,595	72%

Diagnostics

	For the six months ended June 30,
(In thousands)	2023	2022	Change	% Change
Revenues
Revenue from services	$259,420	$473,402	$(213,982)	(45)%
Total revenues	259,420	473,402	(213,982)	(45)%
Costs and expenses:
Cost of revenue	227,088	393,048	(165,960)	(42)%
Selling, general and administrative	105,193	173,936	(68,743)	(40)%
Research and development	1,306	9,002	(7,696)	(85)%
Amortization of intangible assets	10,097	13,873	(3,776)	(27)%
Gain of sale of assets	—	(15,365)	15,365	100%
Total costs and expenses	343,684	574,494	(230,810)	(40)%
loss from operations	(84,264)	(101,092)	16,828	17%

Revenue. Revenue from services for the six months ended June 30, 2023 decreased by approximately $214.0 million compared to the six months ended June 30, 2022. The decrease in revenue for the six months ended June 30, 2023 reflects lower demand for COVID-19 testing and lower COVID-19 reimbursement of $175.5 million and $2.2 million, respectively. BioReference performed 102 thousand molecular tests for COVID-19 and 73 thousand serology antibody tests during the six months ended June 30, 2023, which represented 3.8% of total testing volume for that period. In comparison, the six months ended June 30, 2022 included 2.9 million molecular tests for COVID-19 and 0.2 million serology antibody tests, which represented 41.7% of total testing volume for the period. The reduction in reimbursement reflects an increase in utilization of antigen point of care diagnostic tests as well as a change in the mix of customers, which have varying contract prices depending on the level of services we provide.

For the six months ended June 30, 2023, clinical test volume increased $24.7 million, while clinical test reimbursement decreased $12.7 million, respectively, as a result of the mix of testing ordered. Furthermore, as a result of our April 2022 sale of GeneDx in the GeneDx Transaction (as defined below), genomic test revenues decreased by $48.3 million.

Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. For the six months ended June 30, 2023, negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $18.7 million were recognized. Revenue adjustments for the six months ended June 30, 2023 were primarily due to lower COVID-19 test reimbursement estimates. For the six months ended June 30, 2022, negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $21.2 million were recognized. Revenue adjustments for the six months ended June 30, 2022 were primarily due to lower COVID-19 test reimbursement estimates.

The composition of revenue from services by payor for the six months ended June 30, 2023 and 2022 was as follows:

	Six months ended June 30,
(In thousands)	2023	2022
Healthcare insurers	$157,365	$172,269
Government payers	41,267	53,263
Client payers	52,443	240,021
Patients	8,345	7,849
Total	$259,420	$473,402

Client payors include cities, states and companies for which BioReference provides COVID-19 testing services.

Cost of revenue. Cost of revenue for the six months ended June 30, 2023 decreased $166.0 million compared to the six months ended June 30, 2022. Cost of revenue decreased primarily due to a decline in the volume of COVID-19 tests performed during the six months ended June 30, 2023 compared to 2022. Cost of revenue for the six months ended June 30, 2023 also decreased due to changes in the mix of testing ordered during the period. Cost of revenue also decreased by $34.9 million as a result of the GeneDx Transaction in April 2022.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2023 and 2022 were $105.2 million and $173.9 million, respectively. Selling, general and administrative expenses in our diagnostics segment decreased primarily due to the continued cost-reduction initiatives implemented at Bio Reference as we strive to return to profitability following the buildup and then decline of COVID related testing, as well as decreased expenses due to the GeneDx Transaction.

Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Six months ended June 30,
	2023	2022
Research and development employee-related expenses	$826	$7,159
Other internal research and development expenses	480	1,843
Total research and development expenses	$1,306	$9,002

The decrease in research and development expenses for the six months ended June 30, 2023 was primarily related to the development of more efficient clinical testing services at BioReference and partly as a result of the disposition of GeneDx during the second quarter of 2022.

Amortization of intangible assets. Amortization of intangible assets was $10.1 million and $13.9 million, respectively, for the six months ended June 30, 2023 and 2022. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Amortization expense declined during the six months ended June 30, 2023 due to the disposition of GeneDx in April 2022 and to acquired intangible assets becoming fully amortized.

Gain on sale of assets. Gain on sale of assets for the six months ended June 30, 2022, was $15.4 million due to the disposition of GeneDx in April 2022.

Pharmaceuticals

	For the six months ended June 30,
(In thousands)	2023	2022	Change	% Change
Revenues:
Revenue from products	$83,883	$72,550	$11,333	16%
Revenue from transfer of intellectual property and other	159,692	93,159	66,533	71%
Total revenues	243,575	165,709	77,866	47%
Costs and expenses:
Cost of revenue	50,165	45,139	5,026	11%
Selling, general and administrative	28,392	25,129	3,263	13%
Research and development	49,419	27,100	22,319	82%
Contingent Consideration	102	69	33	48%
Amortization of intangible assets	32,912	30,945	1,967	6%
Total costs and expenses	160,990	128,382	32,608	25%
Income from operations	82,585	37,327	45,258	121%

Revenue. The increase in revenue from products for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was driven by an increase in sales from OPKO Chile and OPKO Mexico, which were positively impacted by foreign exchange fluctuations of approximately $2.1 million, as well as increased sales of Rayaldee. Revenue from sales of Rayaldee for the six months ended June 30, 2023 and 2022 was $14.4 million and $11.3 million, respectively. Revenue from transfer of intellectual property and other for the six months ended June 30, 2023 reflects revenue of $90.0 million triggered by the FDA approval of NGENLA (Somatrogon) and a $50.0 million payment from Merck in consideration for the rights granted to Merck under the Merck Agreement (as defined in Note 14 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q), a $7.0 million payment from Vifor (as defined in Note 14 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q) triggered by the German price approval for Rayaldee and a $2.5 million payment from Nicoya due to Nicoya’s submission of the investigational new drug application to China's Center for Drug Evaluation. For the six months ended June 30, 2022, revenue from transfer of intellectual property and other reflects a $85.0 million regulatory milestone payments from Pfizer due from the commencement of sales from NGENLA (Somatrogon) in Europe and Japan and $3.0 million related to a sales milestone from Vifor.

Cost of revenue. Cost of revenue for the six months ended June 30, 2023 increased $5.0 million compared to the six months ended June 30, 2022 driven by an increase in sales as well as changes in product mix during the period at our international operating companies, as well as by higher inventory costs compared to the prior period and partially impacted by unfavorable foreign exchange fluctuations of $1.3 million.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2023 and 2022 were $28.4 million and $25.1 million, respectively. The increase in selling, general and administrative expenses was due to an increase in employee-related expenses from our international operations and Rayaldee.

Research and development expenses. Research and development expenses for the six months ended June 30, 2023 and 2022 were $49.4 million and $27.1 million, respectively. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Six months ended June 30,
	2023	2022
External expenses:
Manufacturing expense for biological products	$5,979	$3,319
Phase III studies	3,127	4,832
Post-marketing studies	159	12
Earlier-stage programs	30,075	5,714
Research and development employee-related expenses	16,762	11,953
Other internal research and development expenses	2,003	1,270
Third-party grants and funding from collaboration agreements	(8,686)	—
Total research and development expenses	$49,419	$27,100

The increase in research and development expenses for the six months ended June 30, 2023 was primarily due to research expenses at ModeX, including a $12.5 million payment to Sanofi under the Sanofi In-License Agreement (each as defined in Note 14 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10- Q), partially offset by lower expenses related to Somatrogon (hGH-CTP) due to the closure of the open-label extension studies in countries in which Somatrogon (hGH-CTP) received marketing authorization. Research and development expenses for the pharmaceutical segment for the six months ended June 30, 2023 and 2022 included equity-based compensation expense of $1.8 million and $0.8 million, respectively.

Contingent consideration. Contingent consideration for the six months ended June 30, 2023 and 2022 was $0.1 million and $0.1 million of expense, respectively. Contingent consideration for the six months ended June 30, 2023 and 2022  was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal, and potential amounts payable to former stockholders of OPKO Renal in connection therewith, pursuant to our acquisition agreement in March 2013.

Amortization of intangible assets. Amortization of intangible assets was $32.9 million and $30.9 million, respectively, for the six months ended June 30, 2023 and 2022. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. In the first half of 2022, we reclassified $590.2 million of IPR&D related to Somatrogon (hGH-CTP) from IPR&D in our Condensed Consolidated Balance Sheet upon the approval of NGENLA (Somatrogon) in Europe and Japan. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years.

Corporate

	For the six months ended June 30,
(In thousands)	2023	2022	Change	% Change
Costs and expenses:
Selling, general and administrative	$21,851	$19,935	$1,916	10%
Research and development	39	(536)	575	107%
Total costs and expenses	21,890	19,399	2,491	13%
Loss from operations	(21,890)	(19,399)	(2,491)	(13)%

Operating loss for our unallocated corporate operations for the six months ended June 30, 2023 and 2022 was $21.9 million and $19.4 million, respectively, and principally reflect general and administrative expenses incurred in connection with our corporate operations. The increase in operating loss for our unallocated corporate operations for the six months ended June 30, 2023 was primarily due to increase in employee expenses and professional fees, partially offset by a decrease in legal fees.

Other

Interest income. Interest income for the six months ended June 30, 2023 and 2022 was $2.1 million and $0.2 million, respectively. The increase is driven by having higher average cash and investment balances as a result of the cash received related to the disposition of GeneDx, as well as increased interest rates between the two periods.

Interest expense. Interest expense for the six months ended June 30, 2023 and 2022 was $6.6 million and $5.7 million, respectively. Interest expense was principally related to interest incurred on the 2025 Notes, the 2023 Convertible Notes, the 2033 Senior Notes, and BioReference’s outstanding debt under the Credit Agreement.

Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the six months ended June 30, 2023 and 2022, were $0.9 million of expense and $0.2 million reversal of expense, respectively. Derivative expense for the six months ended June 30, 2023 and 2022, was principally related to the change in fair value on foreign currency forward exchange contracts at OPKO Chile.

Other income (expense), net. Other income (expense), net for the six months ended June 30, 2023 and 2022, was $4.4 million and $74.4 million of expense, respectively. Other income (expense), net for the six months ended June 30, 2023, and 2022, includes $8.3 million and $71.2 million, respectively, of expense as a result of a decrease in the fair value of our investment in GeneDx Holdings (as defined below). Foreign currency gains of $2.0 million and $1.8 million of losses were the majority of other expenses for the six months ended June 30, 2023, and 2022, respectively.

Income tax benefit (provision). Our income tax benefit (provision) for the six months ended June 30, 2023 and 2022 was $(4.4) million and $6.2 million, respectively, and reflects quarterly results using our expected effective tax rate.  For the six months ended June 30, 2023, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to a $22.0 million discrete benefit resulting from reduced tax rates that will be applicable to existing foreign deferred tax liabilities, as well as the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and operating results in tax jurisdictions which do not result in a tax benefit.

Loss from investments in investees. We have made investments in certain early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses. Loss from investments in investees was $0.1 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2023, we had cash and cash equivalents of approximately $108.1 million, which does not include the $90 million milestone payment from Pfizer that is expected to be received in August 2023. Cash used in operations of $23.0 million for the six months ended June 30, 2023 principally reflects milestone payments of $90.0 million, $7.0 million and $2.5 million from Pfizer, Vifor and Nicoya, respectively, and general and administrative expenses related to our corporate operations and research and development activities. Cash used in investing activities for the six months ended June 30, 2023 primarily reflects an investment of $5.0 million in GeneDx Holdings Class A common stock and capital expenditures of $7.6 million. Cash used in financing activities of $9.7 million primarily reflects net borrowings on our lines of credit and $3.0 million redemption of the 2033 Senior Notes. We have historically not generated sustained positive cash flow sufficient to offset our operating and other expenses, and our primary sources of cash have been from the public and private placement of equity, the issuance of the 2023 Convertible Notes, 2025 Notes and credit facilities available to us.

In June 2023, the Company and Pfizer announced that the FDA approved NGENLA (Somatrogon), a once-weekly injection to treat pediatric growth hormone deficiency in the United States. With the achievement of the FDA approval milestone, during the second quarter of 2023 we recorded $90.0 million of revenue under the Restated Pfizer Agreement.

On March 8, 2023, ModeX, the Company (with respect to certain sections), and Merck entered into a License and Research Collaboration Agreement (the “Merck Agreement under”) pursuant to which Merck obtained a license to certain patent rights and know-how in connection with the development of ModeX’s preclinical nanoparticle vaccine candidate targeting the Epstein -Barr Virus. In consideration for the rights granted to Merck under the Merck Agreement, we received an initial one-time, non-refundable upfront payment of $50.0 million in April 2023. Certain of the rights subject to the license provided by us under the Merck Agreement were obtained by us from Sanofi pursuant to the Sanofi In-License Agreement stipulates, and because a portion of the upfront payment, milestones and royalties received by us under the Merck Agreement may be payable to Sanofi under the terms of the Sanofi In-License Agreement, of which $12.5 million was paid to Sanofi during the second quarter of 2023.

As part of their strategic collaboration, ModeX and Merck have put in place a research plan to manage research and other development activities related to the development of a Vaccine or Product including a joint steering committee to facilitate the research program. As part of the research plan, they will use a third-party contract development and manufacturing organization (“CDMO”) to carry out such activities unless otherwise agreed. Development costs incurred by ModeX in furtherance of these development activities will be reimbursed by Merck. To date, we have spent $8.2 million of development costs related to the Epstein -Barr Virus, for which Merck will provide reimbursement.

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

On April 29, 2022, the Company completed the disposition (the “GeneDx Transaction.”) of its former subsidiary, GeneDx LLC (f/k/a GeneDx, Inc. “GeneDx”), to GeneDx Holdings Corp. (f/k/a “Sema4 Holdings Corp.”), a Delaware corporation (“GeneDx Holdings”). GeneDx Holdings paid to the Company aggregate consideration of $150 million in cash (before deduction of transaction expenses and other customary purchase price adjustments), together with the Closing Shares (as defined in Note 1 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q). Based on the closing stock price of GeneDx Holdings as of April 29, 2022, the total upfront consideration represented approximately $322 million. Additionally, subject to GeneDx achieving certain revenue targets for the fiscal years ending December 31, 2022 and 2023, we are eligible to receive an earnout payment in cash or stock (at GeneDx Holdings’ discretion) equal to a maximum of 30.9 million shares of GeneDx Holdings’ Class A common stock if paid in stock (the “Milestone Consideration”). We received 23.1 million shares of Class A Common Stock with respect to Milestone Consideration for the year ended December 31, 2022. As of June 30, 2023, the aggregate value of our GeneDx Holdings investment based on the quoted market price of their respective shares of common stock and the number of shares held by us was $21.2 million.

In April 2022, Pfizer notified OPKO that NGENLA received pricing approval in Germany and Japan. NGENLA was granted marketing authorization by the Ministry of Health, Labour and Welfare in Japan and by the European Commission in January and February of 2022, respectively. With the achievement of these milestones, we received $85.0 million in milestone payments in 2022 under the Restated Pfizer Agreement.

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

In February 2018, we issued the 2023 Convertible Notes in the aggregate principal amount of $55.0 million, with an original maturity date in February 2023. Each holder of a 2023 Convertible Note has the option, from time to time, to convert all or any portion of the outstanding principal balance of such 2023 Convertible Note, together with accrued and unpaid interest thereon, into shares of our Common Stock at a conversion price of $5.00 per share. We may redeem all or any part of the then issued and outstanding 2023 Convertible Notes, together with accrued and unpaid interest thereon upon no fewer than 30 days, and no more than 60 days, notice to the holders. The 2023 Convertible Notes contain customary events of default and representations and warranties of OPKO. On February 10, 2023, the Company amended the 2023 Convertible Notes to extend the maturity to January 31, 2025, and to reset the conversion price to the 10 day volume weighted average price immediately preceding the date of the amended note, plus a 25% conversion premium, or $1.66 per share. Interest under the 2023 Convertible Notes accrues from the most recent date to which interest has been paid or, if no interest has been paid, from the date of issuance, until the principal and accrued and unpaid interest are paid in full.

As of June 30, 2023, the total commitments under our Credit Agreement with CB and our lines of credit with financial institutions in Chile and Spain were $43.4 million, of which $26.1 million was drawn as of June 30, 2023. At June 30, 2023, the weighted average interest rate on these lines of credit was approximately 8.8%. These lines of credit are short-term and are used primarily as a source of working capital. The highest aggregate principal balance at any time outstanding during the six months ended June 30, 2023 was $26.4 million. We intend to continue to draw under these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.

The Credit Agreement provides for a $50.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. The Credit Agreement matures on August 30, 2025 and is guaranteed by all of BioReference’s domestic subsidiaries, subject to certain exceptions. The Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, subject to certain exceptions, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base composed of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of June 30, 2023, $13.3 million remained available for borrowing under the Credit Agreement.

In connection with our agreements with Merck, Pfizer, Vifor, Nicoya and CAMP4, we are eligible to receive various milestone payments and royalty considerations. Under the terms of the Merck Agreement, we received an initial payment of $50 million and are also eligible to receive up to an additional $872.5 million upon the achievement of certain commercial and development milestones under several indications. We are also eligible to receive tiered royalty payments ranging from high single digits to low double digits upon achievement of certain sales targets of the Product (as defined in the Merck Agreement). Under the terms of the Restated Pfizer Agreement, we have received or are eligible to receive up to an additional $275.0 million upon the achievement of certain regulatory milestones, including $90 million triggered by the FDA approval in the US and $85 million due to the commencement of sales from NGENLA (Somatrogon) in Europe and Japan, which we received in 2022. In addition, we are eligible to receive regional, tiered gross profit sharing for both Somatrogon (hGH-CTP) and Pfizer’s Genotropin®. Under the terms of the Vifor Agreement, we are entitled to receive up to an additional $10 million in regulatory milestones and $207 million in milestone payments tied to the launch, pricing and sales of Rayaldee, including a $7 million regulatory milestone payment we recorded in the first quarter of 2023 triggered by the German price approval for Rayaldee and $3 million regulatory milestone payment we recognized in 2022 following the first sale of Rayaldee in Europe. In addition, we are eligible to receive tiered, double-digit royalty payments. Under the terms of the Nicoya Agreement, we received an initial upfront payment of $5 million and are eligible to receive an aggregate of $5 million tied to the first anniversary of the effective date of the Nicoya Agreement, of which we have received $2.5 million. Furthermore, we received the additional $2.5 million upon Nicoya’s submission of the investigational new drug application to the Center for Drug Evaluation of China in March 2023. We are also eligible to receive up to an additional aggregate amount of $115 million upon the achievement of certain development, regulatory and sales-based milestones by Nicoya for the Nicoya Product in the Nicoya Territory. We are also eligible to receive tiered, double digit royalty payments at rates in the low double digits on net product sales within the Nicoya Territory and in the Nicoya Field. Under the terms of the CAMP4 Agreement, we received an initial upfront payment of $1.5 million and we are eligible to receive up to $3.5 million in development milestone payments for Dravet syndrome products and $4.0 million for non-Dravet syndrome products, as well as sales milestones of up to $90 million for Dravet syndrome products and up to $90 million for non-Dravet syndrome products.

In connection with our acquisitions of CURNA and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events up to an additional $125.0 million in either shares of our Common Stock or cash, at our option subject to the achievement of certain milestones, to the former shareholders of OPKO Renal. As a result of our execution of the CAMP4 Agreement, we will have to pay a percentage of any payments received under the CAMP4 Agreement to the former CURNA stockholders.

We believe that the cash and cash equivalents on hand at June 30, 2023 and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements, and the timing of those requirements, will depend on a number of factors, including the approval and success of our products and products in development, particularly our long acting Somatrogon (hGH-CTP) for which we have received approval in over 40 markets, including the United States, Europe, Japan, Australia and Canada, the commercial success of Rayaldee, BioReference’s financial performance, possible acquisitions and dispositions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and results of government investigations, payor claims, and legal proceedings that may arise, including, without limitation class action and derivative litigation to which we are subject, and our ability to obtain insurance coverage for such claims. We have historically not generated sustained positive cash flow and if we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions or reduce our marketing or sales efforts or cease operations.

The following table provides information as of June 30, 2023, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations	Remaining six months ending
(In thousands)	December 31, 2023	2024	2025	2026	2027	Thereafter	Total
Open purchase orders	$46,137	$236	$5	$—	$—	$—	$46,378
Operating leases	6,309	8,367	5,072	3,596	3,266	9,542	36,152
Finance leases	1,547	2,592	2,003	1,390	588	1,959	10,079
2025 and 2023 Convertible Notes	—	—	212,299	—	—	—	212,299
Mortgages and other debts payable	2,061	1,914	1,568	1,347	1,090	4,728	12,708
Lines of credit	26,072	—	—	—	—	—	26,072
Interest commitments	3,535	6,789	5,181	207	205	615	16,532
Total	$85,661	$19,898	$226,128	$6,540	$5,149	$16,844	$360,220

The preceding table does not include information where the amounts of the obligations are not currently determinable, including the following:

•

Contractual obligations in connection with clinical trials, which span over two years, and that depend on patient enrollment. The total amount of expenditures is dependent on the actual number of patients enrolled and as such, the contracts do not specify the maximum amount we may owe.

•	Product license agreements effective during the lesser of 15 years or patent expiration whereby payments and amounts are determined by applying a royalty rate on uncapped future sales.
•

Contingent consideration that includes payments upon achievement of certain milestones including meeting development milestones such as the completion of successful clinical trials, NDA approvals by the FDA and revenue milestones upon the achievement of certain revenue targets all of which are anticipated to be paid within the next seven years and are payable in either shares of our Common Stock or cash, at our option, and that may aggregate up to $125.0 million.

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

Approximately 34.4% of revenue for the six months ended June 30, 2023, and approximately 23.6% of revenue for the six months ended June 30, 2022, were denominated in currencies other than the U.S. Dollar (USD). Our financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting the consolidated financial results. In the first six months of 2023 and during the year ended December 31, 2022, the most significant currency exchange rate exposures were the Euro and Chilean Peso. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $33.5 million and $39.9 million at June 30, 2023 and December 2022, respectively. For information on such open foreign exchange forward contracts for the three and six months ended June 30, 2023 and 2022 see “Management’s Discussion and Analysis—Results of Operations— Foreign Currency Exchange Rates.”

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

At June 30, 2023, we had cash and cash equivalents of $108.1 million. The weighted average interest rate related to our cash and cash equivalents for the three months ended June 30, 2023 was less than 1%. As of June 30, 2023, the principal outstanding balances under BioReference’s Credit Agreement with CB and our Chilean and Spanish lines of credit was $26.1 million in the aggregate at a weighted average interest rate of approximately 8.8%.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes to the Company’s Internal Control Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended June 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement", as defined in It5em 408 of Regulation S-K.

Item 6. Exhibits

Exhibit 10.1	Waiver and Amendment No. 2 to the Amended and Restated Credit Agreement, dated June 29, 2023, by and among BioReference Health, LLC, certain of its subsidiaries, and JPMorgan Chase Bank, N.A.
Exhibit 31.1

Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2023.

Exhibit 31.2

Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2023.

Exhibit 32.1

Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2023.

Exhibit 32.2

Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2023.

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

Date: August 3, 2023	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President and Chief Financial
Officer