Form 10-Q
period 2023-09-30
OPKO HEALTH, INC.
filed 2023-11-06
CIK 944809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 1, 2023, the registrant had 773,056,533 shares of Common Stock outstanding.

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
•

disruptions to operations, including impact on employees, and business continuity, including physical damage or impaired access to company facilities, office of technology from the current conflict in Israel and the Gaza Strip

PART I. FINANCIAL INFORMATION

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company”, “OPKO”, “we”, “our”, “ours”, and “us” refer to OPKO Health, Inc., a Delaware corporation, including our consolidated subsidiaries.

Item 1. Financial Statements

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$138,621	$153,191
Accounts receivable, net	117,449	127,312
Inventory, net	68,960	74,060
Other current assets and prepaid expenses	32,209	39,962
Total current assets	357,239	394,525
Property, plant and equipment, net	78,170	82,879
Intangible assets, net	758,414	823,520
In-process research and development	195,000	195,000
Goodwill	594,457	595,851
Investments	19,377	28,080
Operating lease right-of-use assets	44,690	38,725
Other assets	9,333	8,679
Total assets	$2,056,680	$2,167,259
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$66,801	$66,993
Accrued expenses	92,368	98,269
Current maturities of operating leases	11,267	11,628
Current portion of convertible notes	—	3,050
Current portion of lines of credit and notes payable	30,118	33,540
Total current liabilities	200,554	213,480
Operating lease liabilities	34,649	27,963
Long term portion of convertible notes	213,285	210,371
Deferred tax liabilities	138,007	126,426
Other long-term liabilities, principally contract liabilities, contingent consideration and lines of credit	25,617	27,371
Total long-term liabilities	411,558	392,131
Total liabilities	612,112	605,611
Equity:
Common Stock - $0.01 par value, 1,000,000,000 shares authorized; 781,711,885 and 781,306,164 shares issued at September 30, 2023 and December 31, 2022, respectively	7,817	7,813
Treasury Stock - 8,655,082 shares at September 30, 2023 and December 31, 2022, respectively	(1,791)	(1,791)
Additional paid-in capital	3,430,340	3,421,872
Accumulated other comprehensive loss	(46,495)	(43,323)
Accumulated deficit	(1,945,303)	(1,822,923)
Total shareholders’ equity	1,444,568	1,561,648
Total liabilities and equity	$2,056,680	$2,167,259

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenues:
Revenue from services	$131,679	$142,856	$391,100	$616,259
Revenue from products	40,670	32,388	124,553	104,938
Revenue from transfer of intellectual property and other	6,246	4,500	165,938	97,659
Total revenues	178,595	179,744	681,591	818,856
Costs and expenses:
Cost of service revenue	106,375	128,182	333,460	521,221
Cost of product revenue	24,543	20,263	74,711	65,410
Selling, general and administrative	72,240	79,674	227,676	298,675
Research and development	19,435	18,792	70,199	54,359
Contingent consideration	(1,125)	(754)	(1,023)	(685)
Amortization of intangible assets	21,534	21,407	64,543	66,225
Gain on sale of assets	—	—	—	(15,365)
Total costs and expenses	243,002	267,564	769,566	989,840
Operating loss	(64,407)	(87,820)	(87,975)	(170,984)
Other income and (expense), net:
Interest income	970	667	3,077	838
Interest expense	(3,384)	(3,017)	(10,053)	(8,754)
Fair value changes of derivative instruments, net	88	446	(829)	652
Other expense, net	(11,645)	(36,651)	(16,045)	(111,091)
Other expense, net	(13,971)	(38,555)	(23,850)	(118,355)
Loss before income taxes and investment losses	(78,378)	(126,375)	(111,825)	(289,339)
Income tax benefit (provision)	(6,075)	40,327	(10,456)	46,524
Net loss before investment losses	(84,453)	(86,048)	(122,281)	(242,815)
Loss from investments in investees	(20)	(43)	(99)	(359)
Net loss	$(84,473)	$(86,091)	$(122,380)	$(243,174)
Loss per share, basic and diluted:
Loss per share	$(0.11)	$(0.11)	$(0.16)	$(0.34)
Weighted average common shares outstanding, basic and diluted	751,525,007	750,396,263	751,716,692	708,121,980

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net loss	$(84,473)	$(86,091)	$(122,380)	$(243,174)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive loss	(9,554)	(8,855)	(3,173)	(27,531)
Comprehensive loss	$(94,027)	$(94,946)	$(125,553)	$(270,705)

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands, except share data)

For the three and nine months ended September 30, 2023

						Accumulated
					Additional	Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at June 30, 2023	781,693,135	$7,817	(8,655,082)	$(1,791)	$3,427,094	$(36,942)	$(1,860,830)	$1,535,348
Equity-based compensation expense	—	—	—	—	3,218	—	—	3,218
Exercise of common stock options and warrants	18,750	0	—	—	28	—	—	28
Net loss	—	—	—	—	—	—	(84,473)	(84,473)
Other comprehensive loss	—	—	—	—	—	(9,553)	—	(9,553)
Balance at September 30, 2023	781,711,885	$7,817	(8,655,082)	$(1,791)	$3,430,340	$(46,495)	$(1,945,303)	$1,444,568

						Accumulated
					Additional	Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at December 31, 2022	781,306,164	$7,813	(8,655,082)	$(1,791)	$3,421,872	$(43,323)	$(1,822,923)	$1,561,648
Equity-based compensation expense	—	—	—	—	8,745	—	—	8,745
Exercise of common stock options and warrants	405,721	4	—	—	(277)	—	—	(273)
Net loss	—	—	—	—	—	—	(122,380)	(122,380)
Other comprehensive loss	—	—	—	—	—	(3,172)	—	(3,172)
Balance at September 30, 2023	781,711,885	$7,817	(8,655,082)	$(1,791)	$3,430,340	$(46,495)	$(1,945,303)	$1,444,568

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

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(122,380)	$(243,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79,315	82,195
Non-cash interest	2,057	2,057
Amortization of deferred financing costs	908	863
Losses from investments in investees	99	359
Equity-based compensation – employees and non-employees	8,746	15,315
Realized loss on disposal of fixed assets and sales of equity securities	1,444	(814)
Change in fair value of equity securities and derivative instruments	14,406	104,126
Change in fair value of contingent consideration	(1,023)	(685)
Gain on sale of GeneDx	—	(15,365)
Deferred income tax benefit	7,307	(48,883)
Changes in assets and liabilities:
Accounts receivable, net	8,741	130,052
Inventory, net	4,082	11,314
Other current assets and prepaid expenses	10,220	(3,977)
Other assets	(2,666)	211
Accounts payable	191	(25,000)
Foreign currency measurement	24	10,541
Contract liabilities	(2)	(73)
Accrued expenses and other liabilities	(1,372)	(82,631)
Net cash provided by (used in) operating activities	10,097	(63,569)
Cash flows from investing activities:
Investments in investees	(5,000)	—
Proceeds from sale of equity securities	364	—
Proceeds from sale of GeneDx	—	115,423
Acquisition of businesses, net of cash	—	228
Proceeds from the sale of property, plant and equipment	1,109	1,501
Capital expenditures	(13,253)	(18,242)
Net cash provided by (used in) investing activities	(16,780)	98,910
Cash flows from financing activities:
Proceeds from the exercise of common stock options	(273)	(688)
Borrowings on lines of credit	515,318	893,548
Repayments of lines of credit	(519,597)	(880,033)
Redemption of 2033 Senior Notes	(3,000)	—
Net cash provided by (used in) financing activities	(7,552)	12,827
Effect of exchange rate changes on cash and cash equivalents	(335)	(2,040)
Net increase (decrease) in cash and cash equivalents	(14,570)	46,128
Cash and cash equivalents at beginning of period	153,191	134,710
Cash and cash equivalents at end of period	$138,621	$180,838
SUPPLEMENTAL INFORMATION:
Interest paid	$10,748	$7,019
Income taxes paid, net of refunds	$(823)	$4,471
Assets acquired by finance leases	$713	$—
Operating lease right-of-use assets obtained in exchange for lease obligations	$5,966	$—
Non-cash financing:
Shares issued upon the conversion of:
Common stock options, warrants, and restricted stock units surrendered in net exercise	$301	$1,182
Issuance of common stock for acquisition of ModeX	$—	$221,662
Fair value of shares received included in consideration from GeneDx Holdings	$6,689	$172,000

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 BUSINESS AND ORGANIZATION

We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Health, LLC (“BioReference”), one of the nation’s largest full service laboratories with a 180-person sales and marketing team to drive growth and leverage new products, and we offer our 4Kscore prostate cancer test through BioReference. Our pharmaceutical business features Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency, and Somatrogon (hGH-CTP), a once-weekly human growth hormone injection for which we have partnered with Pfizer Inc. (“Pfizer”) with respect to Somatrogon (hGH-CTP)’s further development. Regulatory applications for Somatrogon (hGH-CTP) have been approved in more than 40 markets worldwide, including the United States, European Union Member States, Japan, Canada, and Australia under the brand name NGENLA® to treat children and adolescents from as young as three years of age with growth disturbance due to insufficient secretion of growth hormone. In May 2022, we acquired ModeX Therapeutics, Inc. (“ModeX”), a biotechnology company focused on developing innovative multi-specific immune therapies for cancer and infectious disease candidates. ModeX has a robust early-stage pipeline with assets in key areas of immuno-oncology and infectious diseases, and we intend to further expand our pharmaceutical product pipeline through ModeX’s portfolio of development candidates.

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

On May 9, 2022, the Company entered into an Agreement and Plan of Merger (the “ModeX Merger Agreement”), pursuant to which the Company acquired ModeX. The Company paid the entirety of the $300.0 million purchase price pursuant to the issuance of an aggregate of 89,907,310 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), to the former stockholders of ModeX.  Please see Note 6 for additional information.

On January 14, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (the “GeneDx Merger Agreement”) with GeneDx Holdings Corp. (f/k/a “Sema4 Holdings Corp.”), a Delaware corporation (“GeneDx Holdings”), pursuant to which, on April 28, 2022, GeneDx Holdings acquired the Company’s former subsidiary, GeneDx LLC, (f/k/a GeneDx, Inc. “GeneDx”).

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

In connection with the transactions contemplated by the GeneDx Merger Agreement, on January 14, 2022, the Company entered into a shareholder agreement with GeneDx Holdings, pursuant to which the Company agreed to certain lockup restrictions in respect the shares of GeneDx Holdings Common Stock held by the Company.  Additionally, pursuant to the GeneDx Merger Agreement, the Company designated, and GeneDx Holdings nominated for election an individual to serve on the board of directors of GeneDx Holdings, and such nominee was elected by GeneDx Holdings’ stockholders to serve as a director at least until GeneDx Holdings’ 2024 annual meeting of stockholders. The Company has further agreed to certain standstill provisions whereby, subject to certain exceptions, it is obligated to refrain from taking certain actions with respect to the GeneDx Holdings Common Stock, and the Company has also agreed to vote its shares of GeneDx Holdings Common Stock in accordance with the recommendations of GeneDx Holdings’ board of directors for so long as it continues to hold at least 5% of the outstanding shares of GeneDx Holdings Common Stock. Please see Note 6 for additional information.

NOTE 2 FOREIGN EXCHANGE RATES

Foreign Currency Exchange Rates

Approximately 30.7% of revenue for the nine months ended September 30, 2023, and approximately 22.0% of revenue for the nine months ended September 30, 2022, were denominated in currencies other than the U.S. Dollar (USD). Our financial statements are reported in USD and, accordingly, fluctuations in exchange rates affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting the consolidated financial results. During the nine months ended September 30, 2023, and the year ended December 31, 2022, the most significant currency exchange rate exposures were to the Euro and Chilean Peso. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $43.1 million and $39.9 million at  September 30, 2023 and December 2022, respectively.

We are subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. We seek to limit foreign currency transaction risk through hedge transactions with foreign currency forward contracts. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date. At September 30, 2023, we had 13 open foreign exchange forward contracts relating to inventory purchases on letters of credit with various amounts maturing monthly through October 2023 with a notional value totaling approximately $0.7 million. At December 31, 2022, we had 194 open foreign exchange forward contracts relating to inventory purchases on letters of credit with various amounts maturing monthly through January 2023 with a notional value totaling approximately $11.9 million.

 NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments or adjustments otherwise disclosed herein) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the nine months ended September 30, 2023 are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2023 or any other future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which are used in our testing laboratories. Inventory obsolescence expense for the three and nine months ended September 30, 2023, was $2.6 million and $4.0 million, respectively. Inventory obsolescence expense for the three and nine months ended September 30, 2022, was $3.0 million and $4.0 million, respectively.

Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting. Refer to Note 5. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions was $1.6 billion at September 30, 2023 and December 31, 2022.

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

Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value. Goodwill was $594.5 million and $595.9 million, respectively, at September 30, 2023 and December 31, 2022.

Net intangible assets other than goodwill was $1.0 billion on September 30, 2023, and December 31, 2022, respectively, including IPR&D of $195.0 million on September 30, 2023, and December 31, 2022. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products and IPR&D. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges may occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment.

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

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $21.5 million and $64.5 million for the three and nine months ended September 30, 2023, respectively. Amortization expense was $21.4 million and $66.2 million for the three and nine months ended September 30, 2022, respectively.

Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered equity securities as of September 30, 2023 and December 31, 2022 are predominately carried at fair value. Our debt under the Credit Agreement (as defined below) approximates fair value due to the variable rate of interest applicable to such debt.

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

Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At September 30, 2023 and December 31, 2022, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognized all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statement of Operations. Refer to Note 10.

Property, plant and equipment. Property, plant and equipment are recorded at cost or fair value if acquired in a business combination. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under finance leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, and automobiles - 3-5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Assets held under finance leases are included within Property, plant and equipment, net in our Condensed Consolidated Balance Sheets and are amortized over the shorter of their useful lives or the expected term of their related leases. Depreciation expense was $4.8 million and $14.8 million for the three and nine months ended September 30, 2023, respectively. Depreciation expense was $5.0 million and $16.0 million for the three and nine months ended September 30, 2022, respectively.

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

We operate in various countries and tax jurisdictions globally.  For interim reporting purposes, we record income taxes based on the expected effective income tax rate, taking into consideration year to date and global forecasted tax results. For the nine months ended September 30, 2023, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.

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

While we have receivables due from federal and state governmental agencies, such receivables are not a credit risk because federal and state governments fund the related healthcare programs. Payment is primarily dependent upon submitting appropriate documentation. On September 30, 2023 and December 31, 2022, receivable balances (net of explicit and implicit price concessions) from Medicare and Medicaid were 11.6% and 14.2%, respectively, of our consolidated Accounts receivable, net.

The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At September 30, 2023 and December 31, 2022, receivables due from patients represented approximately 2.1% and 2.9%, respectively, of our consolidated Accounts receivable, net.

We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for credit losses was $2.0 million and $4.2 million on September 30, 2023, and December 31, 2022, respectively. The credit loss expense for the three and nine months ended September 30, 2023, was $98.3 thousand and $183.4 thousand, respectively. The credit loss expense for the three and nine months ended September 30, 2022, was $57.9 thousand and $241.5 thousand, respectively.

Equity-based compensation. We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits realized from the exercise of stock options as cash flows from operations. For the three and nine months ended September 30, 2023, we recorded $3.2 million and $8.7 million, respectively, of equity-based compensation expense.  For the three and nine months ended September 30, 2022, we recorded $3.4 million and $15.3 million, respectively, of equity-based compensation expense.

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

Foreign currency translation. The financial statements of certain of our foreign operations use the local currency as the functional currency. The local currency assets and liabilities are generally translated at the rate of exchange to the U.S. dollar on the balance sheet date. The local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of Other income (expense), net within the Condensed Consolidated Statement of Operations and foreign currency translation gains (losses) have been included as a component of the Condensed Consolidated Statement of Comprehensive Income (Loss). During the three and nine months ended September 30, 2023, we recorded ($3.8 million) and $1.9 million), respectively, of transaction losses. During the three and nine months ended September 30, 2022, we recorded ($5.8 million) and ($7.6 million), respectively, of transaction losses.

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

In December 2022, the European Union member states voted unanimously to adopt a Directive implementing the Pillar 2 (global minimum tax) rules, giving member states until December 31, 2023, to implement the Directive into national legislation. Further details regarding implementing these rules are expected, and if implemented, such reform may increase our tax liabilities and compliance costs and reduce our profitability. Pillar 2 is effective from January 1, 2024, and will be treated as a period cost in future years and will not impact operating results for 2023.

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

A total of 83,074,689 and 55,304,353 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the three months ended September 30, 2023 and 2022, respectively, because their inclusion would be antidilutive. A total of 82,368,398 and 56,529,876 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2023 and 2022, respectively, because their inclusion would be antidilutive. A full presentation of diluted earnings per share has not been provided because the required adjustments to the numerator and denominator resulted in diluted earnings per share equivalent to basic earnings per share.

During the three months ended September 30, 2023, 18,750 options were exercised and no restricted stock units vested, resulting in the issuance of 18,750 shares of Common Stock.

During the nine months ended September 30, 2023, 18,750 options were exercised and 549,680 restricted stock units vested, resulting in the issuance of 405,721 shares of Common Stock.

During the three months ended September 30, 2022, an aggregate of 27,750 options to purchase shares of our Common Stock were exercised and 937,836 restricted stock units vested, resulting in the issuance of 749,550 shares of Common Stock. Of the 965,586 aggregate number of options exercised and restricted stock units vested, 216,036 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of such instruments.

During the nine months ended September 30, 2022, an aggregate of 211,187 options to purchase shares of our Common Stock were exercised and 1,599,212 restricted stock units vested, resulting in the issuance of 1,351,637 shares of Common Stock. Of the 1,810,399 aggregate number of options exercised and restricted stock units vested, 458,762 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise or settlement feature of such instruments.

NOTE 5 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	September 30,	December 31,
(In thousands)	2023	2022
Accounts receivable, net:
Accounts receivable	$119,397	$131,474
Less: allowance for credit losses	(1,948)	(4,162)
	$117,449	$127,312
Inventories, net:
Consumable supplies	$27,259	$31,275
Finished products	35,053	37,139
Work in-process	2,589	2,449
Raw materials	8,691	6,771
Less: inventory reserve	(4,632)	(3,574)
	$68,960	$74,060
Other current assets and prepaid expenses:
Taxes recoverable	$7,452	$8,191
Prepaid expenses	9,483	7,918
Prepaid insurance	6,667	4,496
Other receivables	1,604	13,105
Other	7,003	6,252
	$32,209	$39,962
Intangible assets, net:
Customer relationships	$314,337	$314,854
Technologies	824,263	826,282
Trade names	49,743	49,752
Covenants not to compete	12,909	12,911
Licenses	6,186	5,988
Product registrations	6,613	6,831
Other	5,807	5,861
Less: accumulated amortization	(461,444)	(398,959)
	$758,414	$823,520
Accrued expenses:
Employee benefits	$38,242	$33,765
Clinical trials	6,328	4,700
Commitments and contingencies	5,533	4,295
Inventory received but not invoiced	1,653	7,830
Finance leases short-term	2,931	2,809
Professional fees	1,911	1,820
Taxes payable	3,720	5,351
Royalties	1,509	2,323
Commissions	1,922	1,471
Contingent consideration	—	62
Other	28,619	33,843
	$92,368	$98,269
Other long-term liabilities:
Mortgages and other debts payable	$7,892	$9,098
Finance leases long-term	7,680	7,089
Contract liabilities	136	138
Contingent consideration	—	974
Other	9,909	10,072
	$25,617	$27,371

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

In the first quarter of 2022, we reclassified $590.2 million of IPR&D related to Somatrogon (hGH-CTP) from IPR&D in our Condensed Consolidated Balance Sheet upon the approval of NGENLA (Somatrogon (hGH-CTP)) in Europe and Japan. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years. Other changes in value of the intangible assets and goodwill during the nine months ended September 30, 2023 and 2022 were primarily due to foreign currency fluctuations between the Euro, and the Chilean Peso against the U.S. dollar.

The following table summarizes the changes in Goodwill by reporting unit during the nine months ended September 30, 2023.

	2023
(In thousands)	Gross goodwill at January 1	Cumulative impairment at January 1	Acquisitions, dispositions and other	Foreign exchange and other	Balance at September 30
Pharmaceuticals
CURNA	$4,827	$(4,827)	$—	$—	$—
Rayaldee	81,786	—	—	(962)	80,824
FineTech	11,698	(11,698)	—	—	—
ModeX	80,432	—	(172)	—	80,260
OPKO Biologics	139,784	—	—	—	139,784
OPKO Chile	3,767	—	—	(174)	3,593
OPKO Health Europe	7,057	—	—	(86)	6,971
OPKO Mexico	100	(100)	—	—	—
Transition Therapeutics	3,421	(3,421)	—	—	—

Diagnostics
BioReference	283,025	—	—	—	283,025
OPKO Diagnostics	17,977	(17,977)	—	—	—
	$633,874	$(38,023)	$(172)	$(1,222)	$594,457

NOTE 6 ACQUISITIONS AND INVESTMENTS

ModeX Acquisition

On May 9, 2022, the Company entered into the ModeX Merger Agreement, pursuant to which the Company acquired ModeX. The Company paid the entirety of the $300.0 million purchase price pursuant to the issuance of shares of Common Stock to the former stockholders of ModeX. Such shares were valued at $219.4 million, based on the closing price per share of our Common Stock of $2.44 as reported by NASDAQ on the closing date of the acquisition. Included in the total purchase price of $221.7 million were $2.3 million of fully vested equity awards.

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

Since the date of acquisition, ModeX has recorded revenue of $50.0 million and accumulated net income of $3.7 million. Net loss in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2023, includes $14.3 million of net income from ModeX.

Investments

The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of September 30, 2023 and December 31, 2022:

(in thousands)	As of September 30, 2023		As of December 31, 2022
Investment type	Investment Carrying Value	Underlying Equity in Net Assets	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$(0)	$2,348	$103	$4,120
Variable interest entity, equity method	804	675	800	1,370
Equity method investments - FV option	12,953		21,120
Equity securities	237		648
Equity securities with no readily determinable fair value	5,381		5,381
Warrants and options	1		28
Total carrying value of investments	$19,377		$28,080

Equity method investments

Our equity method investments, other than GeneDx Holdings, as described below, consist of investments in Pharmsynthez (ownership 9%), Cocrystal Pharma, Inc. (“COCP”) (2%), Non-Invasive Monitoring Systems, Inc. (“NIMS”) (1%), BioCardia, Inc. (“BioCardia”) (1%), Xenetic Biosciences, Inc. (“Xenetic”) (3%), and LeaderMed Health Group Limited (“LeaderMed”) (47%). Neovasc, Inc. in which we owned 0.5%, was acquired by Shockwave Medical, Inc. in April 2023, and during the third quarter of 2023, we received $363 thousand in merger consideration in exchange for our shares. The aggregate amount of assets, liabilities, and net losses of these equity method investees as of and for the nine months ended September 30, 2023 were $92.0 million, $27.5 million, and $29.1 million, respectively. The aggregate amount of assets, liabilities, and net losses of our equity method investees as of and for the year ended December 31, 2022 were $167.1 million, $46.5 million, and $101.5 million, respectively. We have determined that we or our related parties have the ability to exercise significant influence over our equity method investments through our board representation or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market prices of their respective shares of common stock and the number of shares held by us as of September 30, 2023 and December 31, 2022 was $1.1 million and $1.3 million, respectively.

Equity method investments - Fair value option

On April 29, 2022, the Company sold GeneDx to GeneDx Holdings in accordance with the terms of the GeneDx Merger Agreement, pursuant to which GeneDx Holdings paid to the Company aggregate consideration of $150.0 million in cash (before deduction of transaction expenses and other customary purchase price adjustments), together with the Closing Shares. In January 2023, we purchased 14,285,714 shares of GeneDx Holdings Common Stock for an aggregate of $5.0 million in GeneDx Holdings’ underwritten public offering. Additionally, subject to GeneDx having achieved certain revenue targets for the year ended December 31, 2022, and achieving certain revenue targets for the year ending December 31, 2023, we are eligible to receive the Milestone Consideration in cash or stock (at GeneDx Holdings’ discretion) equal to a maximum of 30.9 million shares of GeneDx Holdings’ Common Stock if paid in stock. We received 23.1 million shares of Class A Common Stock as a result of GeneDx satisfactorily achieving targets as of December 31, 2022. In April 2023, GeneDx Holdings announced a 1-for-33 reverse stock split of the GeneDx Holdings Common Stock. The 1-for-33 reverse stock split automatically converted 33 current shares of GeneDx Common Stock into one new share of GeneDx Common Stock. As of September 30, 2023, we held 3,558,602 shares of GeneDx Holdings Common Stock, representing an approximate 13.8% ownership interest in GeneDx Holdings.

Pursuant to the GeneDx Merger Agreement, the Company designated, and GeneDx Holdings nominated for election an individual to serve on the board of directors of GeneDx Holdings, and such nominee was elected by GeneDx Holdings stockholders to serve as a director until GeneDx Holdings 2024 annual meeting of stockholders. As a result, we have determined that the Company or our related parties can exercise significant influence over the investee through our board representation or voting power. However, our influence is restricted by the GeneDx Holdings Shareholder Agreement, pursuant to which we have agreed to vote our shares of GeneDx Holdings Common Stock in accordance with the recommendation of GeneDx Holdings’s board of directors for so long as we continue to hold at least 5% of the outstanding shares of GeneDx Holdings Common Stock. Other than through our sole board seat, we are unable to influence GeneDx Holdings’s policy-making process. We hold one of seven seats on GeneDx Holdings board of directors, and our designee may continue to serve following the expiration of the lock-up period if the GeneDx Holdings stockholders elect him to continue serving on the board. We elected to account for our investment in GeneDx Holdings under the equity method fair value option and record gains and losses from changes in fair value in other income (expense), net in our Condensed Consolidated Statements of Operations.  For the three and nine months ended September 30, 2023, we recognized $8.3 million and $19.9 million of expense related to the change in fair value of our GeneDx Holdings investment. As of September 30, 2023, the aggregate value of our GeneDx Holdings investment based on the quoted market price of their respective shares of common stock and the number of shares held by us was $13.0 million.

Investments in Equity Securities

Our equity securities consist of investments in VBI Vaccines Inc. (1%), ChromaDex Corporation (“ChromaDex”) (0.10%), Eloxx Pharmaceuticals, Inc. (“Eloxx”) (1%),  CAMP4 Therapeutics Corporation (“CAMP4”) (2%) and HealthSnap, Inc. (7%). We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of these investments. Accordingly, we account for our investment in these entities as equity securities, and we record changes in the fair value of these investments in Other income (expense) each reporting period when they have readily determinable fair value. Equity securities without a readily determinable fair value are adjusted to fair value when there is an observable price change. Net gains and losses on our equity securities for the nine months ended September 30, 2023 and 2022 were as follows:

	For the nine months ended September 30,
(in thousands)	2023	2022
Equity Securities:
Net gains and losses recognized during the period on equity securities	$(411)	$(2,999)
Unrealized net losses recognized during the period on equity securities still held at the reporting date	$(411)	$(2,999)

Sales of investments

Gains (losses) included in earnings from sales of our investments are recorded in Other income (expense), net in our Condensed Consolidated Statement of Operations. The cost of securities sold is based on the specific identification method.

Warrants and options

In addition to our equity method investments and equity securities, we hold options to purchase 47 thousand additional shares of BioCardia, all of which were vested as of September 30, 2023 and December 31, 2022, and 33 thousand and 0.7 million warrants to purchase additional shares of COCP and InCellDx Inc., respectively. We recorded the changes in the fair value of the options and warrants in Fair value changes of derivative instruments, net in our Condensed Consolidated Statement of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Condensed Consolidated Balance Sheet. See further discussion of the Company’s options and warrants in Note 9 and Note 10.

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

We own 1,260,000 shares of Zebra’s Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29%) at September 30, 2023 and December 31, 2022). Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a former member of our Board of Directors, was a founder of Zebra. Dr. Frost serves as a member of Zebra’s Board of Directors.

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

NOTE 7 DEBT

As of September 30, 2023 and December 31, 2022, our debt consisted of the following:

	September 30,	December 31,
(In thousands)	2023	2022
2025 Notes	$142,953	$142,096
2023 Convertible Notes	70,332	68,275
2033 Senior Notes	—	3,050
JP Morgan Chase	15,027	18,080
Chilean and Spanish lines of credit	13,320	13,740
Current portion of notes payable	1,772	1,720
Long term portion of notes payable	7,927	9,290
Total	$251,331	$256,251

Balance sheet captions
Current portion of convertible notes	$—	$3,050
Long term portion of convertible notes	213,285	210,371
Current portion of lines of credit and notes payable	30,119	33,540
Long Term notes payable included in long-term liabilities	7,927	9,290
Total	$251,331	$256,251

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

In conjunction with the issuance of the 2025 Notes, we agreed to loan up to 30,000,000 shares of our Common Stock to affiliates of the underwriter in order to assist investors in the 2025 Notes to hedge their position. Following consummation of the Exchange, the number of outstanding borrowed shares of Common Stock was reduced by approximately 8,105,175 shares. As of both  September 30, 2023 and December 31, 2022, a total of 21,144,825 shares remained outstanding under the share lending arrangement. We will not receive any of the proceeds from the sale of the borrowed shares, but we received a one-time nominal fee of $0.3 million for the newly issued shares. Shares of our Common Stock outstanding under the share lending arrangement are excluded from the calculation of basic and diluted earnings per share. See Note 4.

The following table sets forth information related to the 2025 Notes which is included in our Condensed Consolidated Balance Sheet as of September 30, 2023:

(In thousands)	2025 Senior Notes	Debt Issuance Cost	Total
Balance at December 31, 2022	$144,580	$(2,484)	$142,096
Amortization of debt discount and debt issuance costs	—	857	857
Balance at September 30, 2023	$144,580	$(1,627)	$142,953

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

During the first quarter of 2023, we paid approximately $3.0 million to purchase the remaining 2033 Senior Notes in accordance with the indenture governing the 2033 Senior Notes, following which no 2033 Senior Notes remained outstanding.

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

The Credit Agreement is guaranteed by all of BioReference’s domestic subsidiaries and is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base composed of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of September 30, 2023, $11.3 million remained available for borrowing under the Credit Agreement. Principal under the Credit Agreement is due upon maturity on August 30, 2025.

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

As of September 30, 2023 and December 31, 2022, $15.0 million and $18.1 million, respectively, was outstanding under the Credit Agreement.

The Credit Agreement contains customary covenants and restrictions, including, without limitation, covenants that require BioReference and its subsidiaries to maintain a minimum fixed charge coverage ratio if availability under the new credit facility falls below a specified amount and to comply with laws and restrictions on the ability of BioReference and its subsidiaries to incur additional indebtedness or to pay dividends and make certain other distributions to the Company, subject to certain exceptions as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of BioReference to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and execution upon the collateral securing obligations under the Credit Agreement. Substantially all the assets of BioReference and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to the Company, subject to certain exceptions. As of September 30, 2023, BioReference and its subsidiaries had net assets of approximately $529.1 million, which included goodwill of $283.0 million and intangible assets of $172.8 million.

In addition to the Credit Agreement, we had line of credit agreements with thirteen other financial institutions as of September 30, 2023, and December 31, 2022, in the U.S., Chile and Spain. These lines of credit are used primarily as sources of working capital for inventory purchases.

The following table summarizes the amounts outstanding under the BioReference, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
	Interest rate on borrowings at	Credit line	September 30,	December 31,
Lender	September 30, 2023	capacity	2023	2022
JPMorgan Chase	9.50%	$50,000	$15,027	$18,080
Itau Bank	5.50%	1,900	1,237	2,378
Bank of Chile	6.60%	2,500	1,688	817
BICE Bank	5.50%	2,799	2,799	1,661
Scotiabank	5.00%	5,500	1,176	1,646
Santander Bank	5.50%	5,000	1,009	1,238
Security Bank	5.50%	1,400	303	755
Estado Bank	5.50%	4,000	2,798	1,621
BCI Bank	5.00%	2,500	998	2,100
Internacional Bank	5.50%	1,500	897	599
Consorcio Bank	5.00%	2,000	414	925
Banco De Sabadell	1.75%	529	—	—
Santander Bank	1.95%	529	—	—
Total		$80,157	$28,348	$31,820

At September 30, 2023 and December 31, 2022, the weighted average interest rate on our lines of credit was approximately 7.6% and 5.4%, respectively.

At September 30, 2023 and December 31, 2022, we had notes payable and other debt (excluding the 2033 Senior Notes, the 2023 Convertible Notes, the 2025 Notes, the Credit Agreement and amounts outstanding under lines of credit described above) as follows:

	September 30,	December 31,
(In thousands)	2023	2022
Current portion of notes payable	$1,772	$1,720
Other long-term liabilities	7,927	9,290
Total	$9,699	$11,010

The notes and other debt mature at various dates ranging from 2023 through 2032, bearing variable interest rates from 0.7% up to 5.1%. The weighted average interest rate on the notes and other debt was 3.0% on September 30, 2023 and 3.5% on December 31, 2022. The notes are partially secured by our office space in Barcelona.

NOTE 8 ACCUMULATED OTHER COMPREHENSIVE LOSS

For the nine months ended September 30, 2023, changes in Accumulated other comprehensive loss, net of tax, were as follows:

Foreign
currency
(In thousands)	translation
Balance at December 31, 2022	$(43,323)
Other comprehensive loss	(3,173)
Balance at September 30, 2023	$(46,496)

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

As of September 30, 2023, we had equity securities and an equity method fair value option (refer to Note 6), forward foreign currency exchange contracts for inventory purchases (refer to Note 10) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreement with BioCardia, we record the related BioCardia options at fair value as well as the warrants from COCP.

Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of September 30, 2023
	Quoted
	prices in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$58,798	$—	$—	$58,798
Equity securities	237	—	—	237
Equity Method - FV option	12,953	—	—	12,953
Common stock options/warrants	—	1	—	1
Forward contracts	—	58	—	58
Total assets	$71,988	$59	$—	$72,047

	Fair value measurements as of December 31, 2022
	Quoted
	prices in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$102,773	$—	$—	$102,773
Equity securities	648	—	—	$648
Equity Method - fair value option	21,120	—	—	21,120
Common stock options/warrants	—	28	—	28
Total assets	$124,541	$28	$—	$124,569
Liabilities:
Forward contracts	—	1,123	—	1,123
Contingent consideration	—	—	1,036	1,036
Total liabilities	$—	$1,123	$1,036	$2,159

The carrying amount and estimated fair value of our 2025 Notes, as well as the applicable fair value hierarchy tiers, are contained in the table below. The fair value of the 2025 Notes is determined using inputs other than quoted prices in active markets that are directly observable.

	September 30, 2023
	Carrying	Total
(In thousands)	Value	Fair Value	Level 1	Level 2	Level 3
2025 Notes	$142,953	$142,330	$—	$142,330	$—

There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.

As of September 30, 2023 and December 31, 2022, the carrying value of our other financial instrument assets approximates their fair value due to their short-term nature or variable rate of interest.

The following table reconciles the beginning and ending balances of our Level 3 assets and liabilities as of September 30, 2023:

September 30, 2023
Contingent
(In thousands)	consideration
Balance at December 31, 2022	$1,036
Change in fair value:
Included in results of operations	(1,023)
Foreign currency impact	(13)
Balance at September 30, 2023	$—

The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:

Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to the CURNA and OPKO Renal transactions. As of September 30, 2023, we had no contingent consideration recorded in accrued expenses and other long-term liabilities. As of December 31, 2022, $1.0 million of contingent consideration was recorded in accrued expenses and other long-term liabilities. As a result of our execution of the CAMP4 Agreement (as defined in Note 14), we will have to pay a percentage of any payments received under the CAMP4 Agreement to the former CURNA stockholders.

NOTE 10 DERIVATIVE CONTRACTS

The following table summarizes the fair values and the presentation of our derivative financial instruments in the Condensed Consolidated Balance Sheets:

	Balance Sheet	September 30,	December 31,
(In thousands)	Component	2023	2022
Derivative financial instruments:
Common Stock options/warrants	Investments, net	$1	$28
Forward contracts	Unrealized losses on forward contracts are recorded in Accrued expenses.	$58	$(1,123)

We enter into foreign currency forward exchange contracts with respect to the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.

To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At September 30, 2023 and December 31, 2022, our derivative financial instruments did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value of derivative instruments, net in our Condensed Consolidated Statement of Operations. The following table summarizes the losses and gains recorded for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Derivative loss:
Common Stock options/warrants	$(37)	$10	$(27)	$5
Forward contracts	125	436	(802)	647
Total	$88	$446	$(829)	$652

NOTE 11 RELATED PARTY TRANSACTIONS

On October 12, 2023, the Company entered into an E-Commerce Distribution Agreement with NextPlat Corp ("NextPlat"), a global e-commerce provider, in which Dr. Frost owns more than 20% interest.  Under the terms of the agreement, NextPlat will launch an OPKO Health-branded online storefront on Alibaba Group Holding Limited Tmall Global e-commerce platform in China featuring an assortment of nutraceutical and veterinary products sold and distributed by OPKO Health Europe SLU, our wholly-owned subsidiary.

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

On April 29, 2022, upon consummation of our sale of GeneDx, the Company entered into a Transition Services Agreement (the “Transition Services Agreement”) with GeneDx (now a wholly owned subsidiary of GeneDx Holdings), pursuant to which the Company agreed to provide, at cost, certain customary support services in respect of GeneDx’s business through August 31, 2023, including human resources, information technology support, and finance and accounting. As of September 30, 2023, the Company had incurred aggregate expenses of $2.6 million for services rendered under the Transition Services Agreement. For the nine months ended September 30, 2023, the company incurred expenses of $1.3 million for services rendered under the Transaction Services Agreement. As of September 30, 2023, the company has a receivable of $0.2 million payable to the Company by GeneDx in accordance with the terms of the Transition Services Agreement.

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

We hold investments in Zebra (ownership 29%), ChromaDex (0.10%), COCP (2%), NIMS (1%), Eloxx (1%), BioCardia (1%) and LeaderMed Health Group Limited (47%). Neovasc, Inc., in which we owned 0.5%, was acquired by Shockwave Medical, Inc. in April 2023, and during the third quarter of 2023, we received $363 thousand in merger consideration in exchange for our shares. These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. We also hold an investment in GeneDx Holdings (Nasdaq: WGS) representing an 13.8% ownership interest as a result of our sale of GeneDx, Inc. and subsequent participation in an underwritten offering by GeneDx Holdings. Richard Pfenniger who sits on our Board also sits on the GeneDx Board as a result of the acquisition. See further discussion of our investments in Note 6.

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

Dr. Elias Zerhouni, our Vice Chairman and President, sits on the board of directors of Danaher Corporation (“Danaher”). Our subsidiary, BioReference, routinely procures products and services from several subsidiaries of Danaher, including Beckman Coulter, Integrated DNA Technologies Inc., and Leica Microsystems Inc., to which BioReference has paid $2.4 million, $2.0 million, and $0.3 million, respectively, during the nine months ended September 30, 2023.

BioReference purchases and uses certain products acquired from InCellDx, a company in which we hold a 29% minority interest.

We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the three and nine months ended September 30, 2023, we reimbursed and accrued approximately $49.5 thousand and $78.8 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives. For the three and nine months ended September 30, 2022, we reimbursed and accrued approximately $0.0 thousand and $30.0 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.

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

In connection with our acquisitions of CURNA, OPKO Diagnostics and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As of September 30, 2023, we had no contingent consideration recorded in accrued expenses and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. As of December 31, 2022, $1.0 million of contingent consideration was recorded in accrued expenses and other long-term liabilities. Refer to Note 5.

GeneDx, the Company’s former subsidiary, received a letter dated May 26, 2022 from the Texas Medicaid Office of the Inspector General stating that certain testing provided by GeneDx was not eligible for reimbursement by the Texas Medicaid program, because the testing was considered non-covered by the Texas Medicaid program at the time the tests were performed and/or GeneDx did not hold the requisite CLIA subspecialty classifications for the testing. The Company and the Texas Medicaid Office of the Inspector General have reached an agreement in principle to settle this matter for approximately $231 thousand.

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

At September 30, 2023, we were committed to make future purchases for inventory and other items in 2023 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating approximately $44.0 million.

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

The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. Negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods were recognized of $19.8 million and $27.8 million, respectively, for the nine months ended September 30, 2023 and 2022. Revenue adjustments for the nine months ended September 30, 2023 were mainly due to the composition of patient pay mix and, in 2022, mainly to lower reimbursement estimates for COVID-19 testing.

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

Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of September 30, 2023 and December 31, 2022, we had liabilities of approximately $2.9 million and $1.8 million, respectively, within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.

The composition of revenue from services by payor for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Healthcare insurers	$81,469	$58,076	$238,934	$242,915
Government payers	19,909	20,151	61,250	74,938
Client payers	25,906	61,699	77,973	286,423
Patients	4,395	2,930	12,943	11,983
Total	$131,679	$142,856	$391,100	$616,259

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

We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the three and nine months ended September 30, 2023, we recognized $7.3 million and $21.7 million, respectively, in net product revenue from sales of Rayaldee. For the three and nine months ended September 30, 2022, we recognized $6.9 million and $18.2 million, respectively, in net product revenue from sales of Rayaldee.

The following table presents an analysis of Rayaldee product sales allowances and accruals for the three and nine months ended September 30, 2023 and 2022:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at June 30, 2023	$2,330	$5,954	$1,634	$9,918
Provision related to current period sales	3,446	4,998	322	8,766
Credits or payments made	(4,125)	(4,207)	(15)	(8,347)
Balance at September 30, 2023	$1,651	$6,745	$1,941	$10,337

Total gross Rayaldee sales				$16,090
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				54%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2022	$1,532	$5,063	$1,683	$8,278
Provision related to current period sales	10,702	14,604	959	26,265
Credits or payments made	(10,583)	(12,922)	(701)	(24,206)
Balance at September 30, 2023	$1,651	$6,745	$1,941	$10,337

Total gross Rayaldee sales				$47,940
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				55%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at June 30, 2022	$1,669	$6,489	$1,618	$9,776
Provision related to current period sales	3,191	4,158	269	7,618
Credits or payments made	(2,892)	(3,261)	(400)	(6,553)
Balance at September 30, 2022	$1,968	$7,386	$1,487	$10,841

Total gross Rayaldee sales				$14,497
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				53%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2021	$2,014	$5,499	$2,639	$10,152
Provision related to current period sales	9,816	14,469	846	25,131
Credits or payments made	(9,862)	(12,582)	(1,998)	(24,442)
Balance at September 30, 2022	$1,968	$7,386	$1,487	$10,841

Total gross Rayaldee sales				$43,358
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				58%

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

For the three and nine months ended September 30, 2023, we recorded $6.2 million and $165.9 million of revenue from the transfer of intellectual property and other, respectively.  For the three months ended September 30, 2023 and 2022, revenue from transfer of intellectual property and other included revenue of $4.9 million and $1.4 million, respectively, of royalty revenue from sales of NGENLA (Somatrogon) in Europe and Japan. For the three months ended September 30, 2023 and 2022, revenue from transfer of intellectual property and other included $0.9 million and $2.2 million, respectively, related to the Pfizer Transaction (as defined below).  For the nine months ended September 30, 2023, revenue from transfer of intellectual property and other principally reflects $90.0 million triggered by the FDA approval of NGENLA (Somatrogon) and during the nine months ended September 30, 2022, includes $85.0 million of regulatory milestone payments from Pfizer due from the commencement of sales of NGENLA (Somatrogon) in Europe and Japan. For the nine months ended September 30, 2023 and 2022, revenue from transfer of intellectual property and other includes revenue of $11.8 million and $1.4 million, respectively, of royalty revenue from sales of NGENLA (Somatrogon) in Europe and Japan.  For the nine months ended September 30, 2023, revenue from transfer of intellectual property and other reflects a $50.0 million payment from Merck in consideration for the rights granted to Merck under the Merck Agreement (as defined below), a $7.0 million payment from Vifor (as defined below) triggered by the German price approval for Rayaldee and a $2.5 million payment from Nicoya due to Nicoya’s submission of the investigational new drug application to China's Center for Drug Evaluation.   For the nine months ended September 30, 2022, revenue from transfer of intellectual property and other included $3.0 million related to a sales milestone from Vifor.

Contract liabilities relate to cash consideration that OPKO receives in advance of satisfying the related performance obligations. Changes in the contractual liabilities balance during the nine months ended September 30, 2023 were as follows:

(In thousands)
Balance at December 31, 2022	$138
Balance at September 30, 2023	136
Revenue recognized in the period from:
Amounts included in contracts liability at the beginning of the period	2

NOTE 14 STRATEGIC ALLIANCES

Biomedical Advanced Research and Development Authority

On September 28, 2023, ModeX was awarded a contract  (the "BARDA Contract") from the Biomedical Advanced Research and Development Authority ("BARDA"), part of the Administration for Strategic Preparedness and Response at the U.S. Department of Health and Human Services, to advance a platform and specific candidates designed to address a range of public health threats in viral infectious diseases. The awarded funding will enable research, development and clinical evaluation of potent multispecific antibodies, based on ModeX proprietary MSTAR technology. MSTAR is a flexible plug-and-play platform able to incorporate four to six independent antibody binding sites into a single molecule, dramatically expanding its therapeutic potential while enabling rapid responses to emerging infections and their viral variants, including COVID-19, influenza, and other pathogens.

The BARDA Contract is cost plus fixed fee, pursuant to which we will receive an initial $59.0 million payment over a five-year period from September 2023 to February 2028 for the development, manufacturing, and execution of a Phase 1 clinical trial for a next-generation MSTAR multispecific antibody with broad neutralizing activity against known variants of SARS-CoV-2. We are eligible to receive up to an additional $109.6 million from BARDA upon achieving particular milestones to develop multispecific antibodies targeting other viral pathogens such as influenza. BARDA will make periodic assessments of progress, and the continuation of the BARDA Contract is based on ModeX’s performance thereunder, the timeliness and quality of deliverables, and certain other factors. The BARDA Contract contains a number of terms and conditions that are customary for government contracts of this nature, including provisions giving BARDA the right to terminate the BARDA Contract at any time in its sole discretion.

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

As part of their strategic collaboration, ModeX and Merck have put in place a research plan to manage research and other development activities related to the development of a Vaccine or Product including a joint steering committee to facilitate the research program. As part of the research plan, they will use a third-party contract development and manufacturing organization (“CDMO”) to carry out such activities unless otherwise agreed. Development costs incurred by ModeX in furtherance of these development activities will be reimbursed by Merck. To date, we have spent $10.8 million of development costs related to the Epstein -Barr Virus, for which Merck will provide reimbursement.

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

We received an initial upfront payment of $1.5 million and 3,373,008 shares of CAMP4’s Series A Prime Preferred Stock (“Preferred Stock”), which equated to approximately 9% of the outstanding shares of CAMP4, and we are eligible to receive up to $3.5 million in development milestone payments for Dravet syndrome products, and $4 million for non-Dravet syndrome products, as well as sales milestones of up to $90 million for Dravet syndrome products and up to $90 million for non-Dravet syndrome products. We may also receive double digit royalty payments on the net sales of royalty bearing products, subject to adjustment. In addition, upon achievement of certain development milestones, we will be eligible to receive equity consideration of up to 5,782,299 shares of Preferred Stock in connection with Dravet syndrome products and up to 1,082,248 shares of Preferred Stock in connection with non-Dravet syndrome products. In connection with our acquisition of CURNA, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result of our execution of the CAMP4 Agreement, we will have to pay a percentage of any payments received under the CAMP4 Agreement to the former CURNA stockholders.

Unless earlier terminated, the CAMP4 Agreement will remain in effect on a Licensed Product-by-Licensed Product and country by-country basis until such time as the royalty term expires for a Licensed Product in a country, and expires in its entirety upon the expiration of the royalty term for the last Licensed Product in the last country. CAMP4’s royalty obligations expire on the later of (i) the expiration, invalidation or abandonment date of the last patent right in connection with the royalty bearing product, or (ii) ten (10) years after a royalty bearing product’s first commercial sale in a country. In addition to termination rights for material breach and bankruptcy, CAMP4 is permitted to terminate the CAMP4 Agreement after a specified notice period. CAMP4 has informed the Company that the FDA has placed the Dravet clinical trials on hold as CAMP4 is pursuing strategies to potentially advance to clinical trials.

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

In January 2023, the price approval for Rayaldee was granted by the German Association of Statutory Health Insurance funds (GKV-SV), which triggered a milestone payment of $7.0 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2022 we recognized a milestone payment of $3.0 million in revenue from transfer of intellectual property and other for the first sale of Rayaldee in Europe.

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

In June 2023, The FDA approved NGENLA (Somatrogon (hGH-CTP)) a once-weekly injection to treat pediatric growth hormone deficiency in the United States.  In early 2022, the European Commission and Ministry of Health, Labour and Welfare in Japan approved NGENLA (Somatrogon) in those territories. We have also received pricing approvals in Germany and Japan. NGENLA (Somatrogon (hGH-CTP)) is approved for the treatment of pediatric GHD in more than 40 markets, including Canada, Australia, Japan, and EU Member States. With the achievement of these milestones, during the nine months ended September 30, 2023, we recorded revenue of $90 million and during the nine months ended September 30, 2022, we recorded $85.0 million.

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

We recognized the non-refundable $295.0 million upfront payments as revenue as the research and development services were completed. As of September 30, 2023 and December 31, 2022, we had no contract liabilities related to the Pfizer Transaction.

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

Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Revenue from services:
Pharmaceutical	$—	$—	$—	$—
Diagnostics	131,679	142,856	391,100	616,259
Corporate	—	—	—	—
	$131,679	$142,856	$391,100	$616,259
Revenue from products:
Pharmaceutical	$40,670	$32,388	$124,553	$104,938
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$40,670	$32,388	$124,553	$104,938
Revenue from transfer of intellectual property and other:
Pharmaceutical	$6,246	$4,500	$165,938	$97,659
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$6,246	$4,500	$165,938	$97,659
Operating income (loss):
Pharmaceutical	$(25,375)	$(28,298)	$57,210	$9,020
Diagnostics	(29,081)	(49,454)	(113,344)	(150,537)
Corporate	(9,951)	(10,068)	(31,841)	(29,467)
	$(64,407)	$(87,820)	$(87,975)	$(170,984)
Depreciation and amortization:
Pharmaceutical	$17,807	$17,840	$53,649	$50,882
Diagnostics	8,376	10,155	25,666	31,313
Corporate	—	—	—	—
	$26,183	$27,995	$79,315	$82,195
Loss from investment in investees:
Pharmaceutical	$(20)	$(43)	$(99)	$(359)
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$(20)	$(43)	$(99)	$(359)
Revenues:
United States	$139,043	$149,841	$462,987	$634,754
Ireland	8,654	6,680	121,249	104,318
Chile	16,932	14,347	52,427	46,490
Spain	4,349	4,564	16,427	17,370
Israel	3,155	251	9,388	3,663
Mexico	5,897	3,886	17,447	11,691
Other	565	174	1,666	570
	$178,595	$179,744	$681,591	$818,856

	September 30,	December 31,
(In thousands)	2023	2022
Assets:
Pharmaceutical	$1,318,982	$1,322,531
Diagnostics	649,694	690,504
Corporate	88,004	154,224
	$2,056,680	$2,167,259
Goodwill:
Pharmaceutical	$311,432	$312,826
Diagnostics	283,025	283,025
	$594,457	$595,851

No customer represented more than 10% of our total consolidated revenue for the nine months ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, no customer represented more than 10% of our accounts receivable balance.

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

The following table presents the lease balances within the Condensed Consolidated Balance Sheet as of September 30, 2023 and December 31, 2022:

(in thousands)	Classification on the Balance Sheet	September 30, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease right-of-use assets	$44,691	$38,725
Finance lease assets	Property, plant and equipment, net	10,611	9,898

Liabilities
Current
Operating lease liabilities	Current maturities of operating leases	11,267	11,628
Accrued expenses	Current maturities of finance leases	2,931	2,809
Long-term
Operating lease liabilities	Operating lease liabilities	34,650	27,963
Other long-term liabilities	Finance lease liabilities	$7,680	$7,089

Weighted average remaining lease term
Operating leases (in years)		5.8	6.0
Finance leases (in years)		6.1	6.5
Weighted average discount rate
Operating leases		6.0%	4.4%
Finance leases		4.7%	3.8%

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on our Condensed Consolidated Balance Sheet as of September 30, 2023:

(in thousands)	Operating	Finance
October 1, 2023 through December 31, 2023	$3,243	$1,076
2024	11,060	3,023
2025	8,939	2,381
2026	7,334	1,738
2027	7,035	976
Thereafter	16,839	1,920
Total undiscounted future minimum lease payments	54,449	11,114
Less: Difference between lease payments and discounted lease liabilities	8,533	503
Total lease liabilities	$45,917	$10,611

Expense under operating leases and finance leases was $12.0 million and $2.2 million, respectively, for the nine months ended September 30, 2023, which includes $0.9 million of variable lease costs. Expense under operating leases and finance leases was $12.4 million and $2.0 million, respectively, for the nine months ended September 30, 2022, which includes $2.0 million of variable lease costs. Operating lease costs and finance lease costs are included within Operating loss in the Condensed Consolidated Statement of Operations. Short-term lease costs were not material.

Supplemental cash flow information is as follows:

	For the nine months ended September 30,
(in thousands)	2023	2022
Operating cash out flows from operating leases	$11,704	$12,312
Operating cash out flows from finance leases	327	106
Financing cash out flows from finance leases	1,919	1,020
Total	$13,950	$13,438

NOTE 17 Subsequent eventS

On October 12, 2023, the Company entered into an E-Commerce Distribution Agreement with NextPlat Corp ("NextPlat"), a global e-commerce provider, in which Dr. Frost owns more than 20% interest.  Under the terms of the agreement, NextPlat will launch an OPKO Health-branded online storefront on Alibaba Group Holding Limited Tmall Global e-commerce platform in China featuring an assortment of nutraceutical and veterinary products sold and distributed by OPKO Health Europe SLU, our wholly-owned subsidiary.

On January 2, 2023, ModeX entered into a 10-year office lease agreement commencing in October 2023. ModeX is currently located in Natick, Massachusetts and will relocate to Weston, Massachusetts, upon lease commencement. The new location will have approximately 33,056 square feet of office space. Under the new lease, ModeX has two options to extend the lease term for an additional five years per extension, which would commence upon the expiration of the term on August 1, 2033. Straight-line monthly expense for the lease is approximately $329.5 thousand. ModeX did not have access to the lease premises due to construction by the landlord, and accordingly, we did not record the lease in our Condensed Consolidated Balance Sheet as of September 30, 2023.

.

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

We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Health, LLC (“BioReference”), one of the nation’s largest full service laboratories with a 180-person sales and marketing team to drive growth and leverage new products, and we offer our 4Kscore prostate cancer test through BioReference. Our pharmaceutical business features Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency, and Somatrogon (hGH-CTP), a once-weekly human growth hormone injection for which we have partnered with Pfizer Inc. (“Pfizer”) with respect to Somatrogon (hGH-CTP)’s further development. Regulatory applications for Somatrogon (hGH-CTP) have been approved in over 40 markets worldwide, including the United States, EU Member States, Japan, Canada, and Australia under the brand name NGENLA to treat children and adolescents from as young as three years of age with growth disturbance due to insufficient secretion of growth hormone. In May 2022, we acquired ModeX Therapeutics, Inc. (“ModeX”), a biotechnology company focused on developing innovative multi-specific immune therapies for cancer and infectious disease candidates. ModeX has a robust early-stage pipeline with assets in key areas of immuno-oncology and infectious diseases, and we intend to further expand our pharmaceutical product pipeline through ModeX’s portfolio of development candidates.

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

RESULTS OF OPERATIONS

Foreign Currency Exchange Rates

Approximately 30.7% of revenue for the nine months ended September 30, 2023, and approximately 22.0% of revenue for the nine months ended September 30, 2022, were denominated in currencies other than the U.S. Dollar (USD). Our financial statements are reported in USD and, accordingly, fluctuations in exchange rates affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting our consolidated financial results. During the nine months ended September 30, 2023, and the year ended December 31, 2022, the most significant currency exchange rate exposures were to the Euro and Chilean Peso. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $43.1 million and $39.9 million at September 30, 2023, and December 2022, respectively.

We are subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. We seek to limit foreign currency transaction risk through hedge transactions with foreign currency forward contracts. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date. At September 30, 2023, we had 13 open foreign exchange forward contracts relating to inventory purchases on letters of credit with various amounts maturing monthly through October 2023 with a notional value totaling approximately $0.7 million. At December 31, 2022, we had 194 open foreign exchange forward contracts relating to inventory purchases on letters of credit with various amounts maturing monthly through January 2023 with a notional value totaling approximately $11.9 million.

FOR THE THREE MONTHS ENDED September 30, 2023 and 2022

Our consolidated loss from operations for the three months ended September 30, 2023 and 2022 was as follows:

	For the three months ended September 30,
(In thousands)	2023	2022	Change	% Change
Revenues:
Revenue from services	$131,679	$142,856	$(11,177)	(8)%
Revenue from products	40,670	32,388	8,282	26%
Revenue from transfer of intellectual property and other	6,246	4,500	1,746	39%
Total revenues	178,595	179,744	(1,149)	(1)%
Costs and expenses:
Cost of revenue	130,918	148,445	(17,527)	(12)%
Selling, general and administrative	72,240	79,674	(7,434)	(9)%
Research and development	19,435	18,792	643	3%
Contingent Consideration	(1,125)	(754)	(371)	(49)%
Amortization of intangible assets	21,534	21,407	127	1%
Total costs and expenses	243,002	267,564	(24,562)	(9)%
Loss from operations	$(64,407)	$(87,820)	$23,413	27%

Diagnostics

	For the three months ended September 30,
(In thousands)	2023	2022	Change	% Change
Revenues
Revenue from services	$131,679	$142,856	$(11,177)	(8)%
Total revenues	131,679	142,856	(11,177)	(8)%
Costs and expenses:
Cost of revenue	106,375	128,182	(21,807)	(17)%
Selling, general and administrative	48,799	57,742	(8,943)	(15)%
Research and development	537	1,437	(900)	(63)%
Amortization of intangible assets	5,049	4,949	100	2%
Total costs and expenses	160,760	192,310	(31,550)	(16)%
Loss from operations	$(29,081)	$(49,454)	$20,373	41%

Revenue. Revenue from services for the three months ended September 30, 2023 decreased by approximately $11.2 million, a decrease of 8% compared to the three months ended September 30, 2022. The decrease in revenue for the three months ended September 30, 2023, reflects lower demand for COVID-19 testing and lower COVID-19 reimbursement of $9.1 million and $0.9 million, respectively. The reduction in reimbursement reflected an increase in utilization of antigen point of care diagnostic tests and a change in the mix of customers, which have varying contract prices depending on the level of services we provide. Furthermore, clinical test reimbursement decreased by $6.6 million due to the mix of testing ordered, which was partially offset by an increase in clinical test volume of $5.4 million.

Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. Negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $1.5 million and $5.6 million were recognized for the three months ended September 30, 2023 and 2022, respectively. Revenue adjustments for the three months ended September 30, 2023 ,were mainly due to the composition of patient pay mix and, in 2022, were primarily due to lower COVID-19 test reimbursement estimates.

The composition of revenue from services by payor for the three months ended September 30, 2023 and 2022 was as follows:

	Three months ended September 30,
(In thousands)	2023	2022
Healthcare insurers	$81,469	$58,076
Government payers	19,909	20,151
Client payers	25,906	61,699
Patients	4,395	2,930
Total	$131,679	$142,856

Client payors include cities, states and companies for which BioReference provides COVID-19 testing services.

Cost of revenue. Cost of revenue for the three months ended September 30, 2023 decreased $21.8 million, a decrease of 17% compared to the three months ended September 30, 2022. Cost of revenue decreased primarily due to continued cost-reduction initiatives implemented at Bio Reference, a decline in the volume of COVID-19 tests performed during the three months ended September 30, 2023, compared to 2022, and changes in the mix of testing ordered during the period.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2023 and 2022 were $48.8 million and $57.7 million, respectively, a decrease of 15%. Selling, general and administrative expenses decreased primarily due to the continued cost-reduction initiatives implemented at Bio Reference as we strive to return to profitability.

Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Three months ended September 30,
	2023	2022
Research and development employee-related expenses	$446	$821
Other internal research and development expenses	91	616
Total research and development expenses	$537	$1,437

The decrease in research and development expenses for the three months ended September 30, 2023, was primarily due to the continued cost-reduction initiatives implemented at Bio Reference.

Amortization of intangible assets. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Amortization of intangible assets was $5.1 million and $5.0 million, respectively, for the three months ended September 30, 2023 and 2022.

Pharmaceuticals

	For the three months ended September 30,
(In thousands)	2023	2022	Change	% Change
Revenues:
Revenue from products	$40,670	$32,388	$8,282	26%
Revenue from transfer of intellectual property and other	6,246	4,500	1,746	39%
Total revenues	46,916	36,888	10,028	27%
Costs and expenses:
Cost of revenue	24,543	20,263	4,280	21%
Selling, general and administrative	13,503	11,610	1,893	16%
Research and development	18,885	17,609	1,276	7%
Contingent Consideration	(1,125)	(754)	(371)	(49)%
Amortization of intangible assets	16,485	16,458	27	0%
Total costs and expenses	72,291	65,186	7,105	11%
Loss from operations	$(25,375)	$(28,298)	$2,923	10%

Revenue from products. Revenue from products for the three months ended September 30, 2023 and 2022 was $40.7 million and $32.4 million, respectively, an increase of 26%. The increase in revenue from products for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was attributable to an increase in sales from our international operations, which were positively impacted by foreign exchange fluctuations of approximately $2.9 million, as well as increased sales of Rayaldee. Revenue from sales of Rayaldee for the three months ended September 30, 2023 and 2022 was $7.3 million and $6.9 million, respectively.

Revenue from transfer of intellectual property and other. For the three months ended September 30, 2023 and 2022, revenue from transfer of intellectual property and other included revenue of $4.9 million and $1.4 million, respectively, of royalty revenue from sales of NGENLA (Somatrogon) in Europe and Japan and does not include an estimate from gross profit in the United States as our partner has not yet provided details post their launch in August 2023. For the three months ended September 30, 2023 and 2022, revenue from transfer of intellectual property and other included $0.9 million and $2.2 million, respectively, related to the Pfizer Transaction (as defined in Note 14 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q (such financial statements, the "Quarterly Financials")).

Cost of revenue. Cost of revenue for the three months ended September 30, 2023 was $24.5 million, an increase of 21% compared to $20.3 million for the three months ended September 30, 2022, which was attributable to an increase in sales as well as changes in product mix during the period at our international operating companies as well as higher inventory costs partially impacted by unfavorable foreign exchange fluctuations of approximately $2.2 million.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2023 and 2022 were $13.5 million and $11.6 million, respectively, an increase of 16% from the prior period. The increase in selling, general and administrative expenses was due to higher employee-related expenses from our international operations and from higher employee-related expenses related to Rayaldee.

Research and development expenses. Research and development expenses for the three months ended September 30, 2023 and 2022 were $18.9 million and $17.6 million, respectively, an increase of 7%. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by the individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expenses. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Three months ended September 30,
	2023	2022
External expenses:
Manufacturing expense for biological products	$4,060	$4,943
Phase 3 studies	744	2,350
Post-marketing studies	184	18
Earlier-stage programs	7,122	3,296
Research and development employee-related expenses	8,822	7,176
Other internal research and development expenses	1,034	798
Third-party grants and funding from collaboration agreements	(3,081)	(972)
Total research and development expenses	$18,885	$17,609

The increase in research and development expenses for the three months ended September 30, 2023, was primarily due to research expenses at ModeX driven by growth in early-stage programs and an increase in employee-related expenses, partially offset by lower expenses related to Somatrogon (hGH-CTP) due to the closure of the open-label extension studies in countries in which Somatrogon (hGH-CTP) received marketing authorization. Research and development expenses for the pharmaceutical segment for the three months ended September 30, 2023 and 2022 included equity-based compensation expenses of $1.3 million and $0.9 million, respectively.

Contingent consideration. Contingent consideration for the three months ended September 30, 2023 and 2022 was a $1.1 million and $0.8 million reversal of expense, respectively. Contingent consideration for the three months ended September 30, 2023 and 2022 was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal, and potential amounts payable to former stockholders of OPKO Renal in connection therewith, pursuant to our acquisition agreement in March 2013.

Amortization of intangible assets. Amortization of intangible assets was $16.5 million and $16.5 million for the three months ended September 30, 2023 and 2022. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.

Corporate

	For the three months ended September 30,
(In thousands)	2023	2022	Change	% Change
Costs and expenses:
Selling, general and administrative	$9,938	$10,322	$(384)	(4)%
Research and development	13	(254)	267	105%
Total costs and expenses	9,951	10,068	(117)	(1)%
Loss from operations	$(9,951)	$(10,068)	$117	1%

Operating loss for our unallocated corporate operations for the three months ended September 30, 2023 and 2022 was $9.9 million and $10.1 million, respectively, and principally reflects general and administrative expenses incurred in connection with our corporate operations. The decrease in operating loss in our unallocated corporate operations for the three months ended September 30, 2023, was as a result of a decrease in employee-related expense partially offset by increases in legal and professional fees.

Other

Interest income. Interest income for the three months ended September 30, 2023 and 2022 was $1.0 million and $0.7 million, respectively. The increase was driven by having higher average cash and investment balances as a result of the cash received related to the sale of GeneDx, as well as increased interest rates.

Interest expense. Interest expense for the three months ended September 30, 2023 and 2022 was $3.4 million and $3.0 million, respectively. Interest expense was principally related to interest incurred on the 2025 Notes, the 2023 Convertible Notes, and BioReference’s outstanding debt under the Credit Agreement (each as defined in Note 7 to our Quarterly Financials) with JPMorgan Chase Bank, N.A. (“CB”).

Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the three months ended September 30, 2023 and 2022, was a $0.1 million and $0.4 million reversal of expense, respectively. Derivative expense for the three months ended September 30, 2023 and 2022 was principally related to the change in fair value on foreign currency forward exchange contracts from OPKO Chile.

Other income (expense), net. Other income (expense), net for the three months ended September 30, 2023 and 2022 was $11.6 million and $36.7 million of expense, respectively. Other income (expense), net for the three months ended September 30, 2023, and 2022, included $8.3 million and $30.6 million of expense as a result of a decrease in the fair value of our investment in GeneDx Holdings (as defined below). Foreign currency losses of $3.8 million and $5.8 million were the majority of other expenses for the three months ended September 30, 2023, and 2022, respectively.

Income tax benefit (provision). Our income tax benefit (provision) for the three months ended September 30, 2023 and 2022 was a ($6.1 million) provision and a $40.3 million benefit, respectively. For the three months ended September 30, 2023, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and operating results in tax jurisdictions which do not result in a tax benefit.  For the three months ended September 30, 2022, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to due to changes in the company’s estimated tax liability, the impact from the IPR&D tax basis difference on deferred attribute realization as a result of the acquisition of ModeX, as well as the relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions, and operating results in tax jurisdictions which do not result in a tax benefit.

Loss from investments in investees. We have invested in certain early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses. Loss from investments in investees was $20.3 thousand and $43.0 thousand for the three months ended September 30, 2023 and 2022, respectively.

FOR THE nine months ended September 30, 2023 and 2022

Our consolidated loss from operations for the nine months ended September 30, 2023 and 2022 was as follows:

	For the nine months ended September 30,
(In thousands)	2023	2022	Change	% Change
Revenues:
Revenue from services	$391,100	$616,259	$(225,159)	(37)%
Revenue from products	124,553	104,938	19,615	19%
Revenue from transfer of intellectual property and other	165,938	97,659	68,279	70%
Total revenues	681,591	818,856	(137,265)	(17)%
Costs and expenses:
Cost of revenue	408,171	586,631	(178,460)	(30)%
Selling, general and administrative	227,676	298,675	(70,999)	(24)%
Research and development	70,199	54,359	15,840	29%
Contingent Consideration	(1,023)	(685)	(338)	(49)%
Amortization of intangible assets	64,543	66,225	(1,682)	(3)%
Gain of sale of assets	—	(15,365)	15,365	100%
Total costs and expenses	769,566	989,840	(220,274)	(22)%
Loss from operations	$(87,975)	$(170,984)	$83,009	49%

Diagnostics

	For the nine months ended September 30,
(In thousands)	2023	2022	Change	% Change
Revenues
Revenue from services	$391,100	$616,259	$(225,159)	(37)%
Total revenues	391,100	616,259	(225,159)	(37)%
Costs and expenses:
Cost of revenue	333,463	521,221	(187,758)	(36)%
Selling, general and administrative	153,992	231,679	(77,687)	(34)%
Research and development	1,843	10,439	(8,596)	(82)%
Amortization of intangible assets	15,146	18,822	(3,676)	(20)%
Gain of sale of assets	—	(15,365)	15,365	100%
Total costs and expenses	504,444	766,796	(262,352)	(34)%
loss from operations	$(113,344)	$(150,537)	$37,193	25%

Revenue. Revenue from services for the nine months ended September 30, 2023 decreased by approximately $225.2 million, a decrease of 37% compared to the nine months ended September 30, 2022. The decrease in revenue for the nine months ended September 30, 2023 reflects lower demand for COVID-19 testing and lower COVID-19 reimbursement of $184.7 million and $3.1 million, respectively. The reduction in reimbursement reflects an increase in utilization of antigen point of care diagnostic tests as well as a change in the mix of customers, which have varying contract prices depending on the level of services we provide.  For the nine months ended September 30, 2023, clinical test volume increased $30.2 million, while clinical test reimbursement decreased $19.3 million, respectively, as a result of the mix of testing ordered. Furthermore, as a result of our April 2022 sale of GeneDx, genomic test revenues decreased by $49.5 million.

Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. For the nine months ended September 30, 2023, and 2022, negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $19.8 million and $27.8 million, respectively, were recognized. Revenue adjustments for the nine months ended September 30, 2023, and 2022, were primarily due to lower COVID-19 test reimbursement estimates.

The composition of revenue from services by payor for the nine months ended September 30, 2023 and 2022 was as follows:

	Nine months ended September 30,
(In thousands)	2023	2022
Healthcare insurers	$238,934	$242,915
Government payers	61,250	74,938
Client payers	77,973	286,423
Patients	12,943	11,983
Total	$391,100	$616,259

Client payors include cities, states and companies for which BioReference provides COVID-19 testing services.

Cost of revenue. Cost of revenue for the nine months ended September 30, 2023 decreased $187.8 million, a decrease of 36% compared to the nine months ended September 30, 2022. Cost of revenue decreased primarily due to continued cost-reduction initiatives implemented at BioReference, a decline in the volume of COVID-19 tests performed during the nine months ended September 30, 2023, compared to 2022, and changes in the mix of testing ordered during the period. Furthermore, cost of revenue decreased by $34.9 million as a result of our sale of GeneDx in April 2022.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2023 and 2022 were $154.0 million and $231.7 million, respectively, a decrease of 34% from the prior period. Selling, general and administrative expenses in our diagnostics segment decreased primarily due to continued cost-reduction initiatives implemented at BioReference as we strive to return to profitability, as well as decreased expenses due to our sale of GeneDx.

Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Nine months ended September 30,
	2023	2022
Research and development employee-related expenses	$1,292	$7,980
Other internal research and development expenses	551	2,459
Total research and development expenses	$1,843	$10,439

The decrease in research and development expenses for the nine months ended September 30, 2023 was primarily due to the continued cost-reduction initiatives implemented at Bio Reference and partly as a result of the disposition of GeneDx during the second quarter of 2022.

Amortization of intangible assets. Amortization of intangible assets was $15.2 million and $18.8 million, respectively, for the nine months ended September 30, 2023 and 2022. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Amortization expense declined during the nine months ended September 30, 2023 due to the disposition of GeneDx in April 2022 and to acquired intangible assets fully amortized.

Gain on sale of assets. Gain on sale of assets for the nine months ended September 30, 2022, was $15.4 million due to the disposition of GeneDx in April 2022.

Pharmaceuticals

	For the nine months ended September 30,
(In thousands)	2023	2022	Change	% Change
Revenues:
Revenue from products	$124,553	$104,938	$19,615	19%
Revenue from transfer of intellectual property and other	165,938	97,659	68,279	70%
Total revenues	290,491	202,597	87,894	43%
Costs and expenses:
Cost of revenue	74,708	65,410	9,298	14%
Selling, general and administrative	41,895	36,739	5,156	14%
Research and development	68,304	44,710	23,594	53%
Contingent Consideration	(1,023)	(685)	(338)	(49)%
Amortization of intangible assets	49,397	47,403	1,994	4%
Total costs and expenses	233,281	193,577	39,704	21%
Income from operations	$57,210	$9,020	$48,190	534%

Revenue from products. Revenue from products for nine months ended September 30, 2023 increased $19.6 million an increase of 19% compared to the nine months ended September 30, 2022. The increase in revenue was driven by growing sales from our international operations, which were positively impacted by foreign exchange fluctuations of approximately $5.0 million, as well as increased sales of Rayaldee. Revenue from sales of Rayaldee for the nine months ended September 30, 2023 and 2022 was $21.7 million and $18.2 million, respectively, an increase of 19.

Revenue from transfer of intellectual property and other. Revenue from transfer of intellectual property and other for the nine months ended September 30, 2023 reflects revenue of $90.0 million triggered by the FDA approval of NGENLA (Somatrogon). For the nine months ended September 30, 2023 and 2022, revenue from transfer of intellectual property and other included revenue of $11.8 million and $1.4 million, respectively, of royalty revenue from sales of NGENLA (Somatrogon) in Europe and Japan and does not include an estimate from gross profit in the United States as our partner has not yet provided details post their launch in August 2023. Furthermore, revenue from transfer of intellectual property and other for the nine months ended September 30, 2023 included $50.0 million from Merck in consideration for the rights granted to Merck under the Merck Agreement (as defined and described in Note 14 to our Quarterly Financials), $7.0 million from Vifor (as described in Note 14 to our Quarterly Financials) triggered by the German price approval for Rayaldee and $2.5 million from Nicoya due to Nicoya’s submission of the investigational new drug application to China's Center for Drug Evaluation. For the nine months ended September 30, 2022, revenue from transfer of intellectual property and other reflects $85.0 million of regulatory milestone payments from Pfizer due to the commencement of sales of NGENLA (Somatrogon) in Europe and Japan and $3.0 million related to a sales milestone from Vifor.

Cost of revenue. Cost of revenue for the nine months ended September 30, 2023 increased $9.3 million, an increase of 14% compared to the nine months ended September 30, 2022 which was driven by growing sales in our international operations as well as changes in product mix during the period, as well as higher inventory costs compared to the prior period and partially impacted by unfavorable foreign exchange fluctuations of $3.4 million.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2023 and 2022 were $41.9 million and $36.7 million, respectively, an increase of 14% from the prior year period. The increase in selling, general and administrative expenses was due to higher employee-related expenses from our international operations and from higher employee-related expenses related to Rayaldee.

Research and development expenses. Research and development expenses for the nine months ended September 30, 2023 and 2022 were $68.3 million and $44.7 million, respectively, an increase of 53% from the prior year period. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Nine months ended September 30,
	2023	2022
External expenses:
Manufacturing expense for biological products	$10,039	$7,885
Phase III studies	3,871	7,182
Post-marketing studies	342	30
Earlier-stage programs	37,197	9,009
Research and development employee-related expenses	25,584	19,508
Other internal research and development expenses	3,037	2,068
Third-party grants and funding from collaboration agreements	(11,766)	(972)
Total research and development expenses	$68,304	$44,710

The increase in research and development expenses for the nine months ended September 30, 2023 was primarily due to research expenses at ModeX driven by growth in our early-stage programs and an increase in employee-related expenses, including a $12.5 million payment to Sanofi under the Sanofi In-License Agreement (each as defined and described in Note 14 to our condensed Quarterly Financials), partially offset by lower expenses related to Somatrogon (hGH-CTP) due to the closure of the open-label extension studies in countries in which Somatrogon (hGH-CTP) received marketing authorization. Research and development expenses for the pharmaceutical segment for the nine months ended September 30, 2023 and 2022 included equity-based compensation expense of $3.1 million and $1.8 million, respectively.

Contingent consideration. Contingent consideration for the nine months ended September 30, 2023 and 2022 was $1.0 million and $0.7 million reversal of expense, respectively. Contingent consideration for the nine months ended September 30, 2023 and 2022 was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal, and potential amounts payable to former stockholders of OPKO Renal in connection therewith, pursuant to our acquisition agreement in March 2013.

Amortization of intangible assets. Amortization of intangible assets was $49.4 million and $47.4 million, respectively, for the nine months ended September 30, 2023 and 2022. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. In the first quarter of 2022, we reclassified $590.2 million of IPR&D related to Somatrogon (hGH-CTP) from IPR&D in our Condensed Consolidated Balance Sheet upon the approval of NGENLA (Somatrogon) in Europe and Japan. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years.

Corporate

	For the nine months ended September 30,
(In thousands)	2023	2022	Change	% Change
Costs and expenses:
Selling, general and administrative	$31,789	$30,257	$1,532	5%
Research and development	52	(790)	842	107%
Total costs and expenses	31,841	29,467	2,374	8%
Loss from operations	$(31,841)	$(29,467)	$(2,374)	(8)%

Operating loss for our unallocated corporate operations for the nine months ended September 30, 2023 and 2022 was $31.8 million and $29.5 million, respectively, and principally reflect general and administrative expenses incurred in connection with our corporate operations. The increase in operating loss for our unallocated corporate operations for the nine months ended September 30, 2023 was primarily due to increase in employee-related and professional expenses, partially offset by a decrease in legal expenses.

Other

Interest income. Interest income for the nine months ended September 30, 2023 and 2022 was $3.1 million and $0.8 million, respectively. The increase is driven by having higher average cash and investment balances as a result of the cash received related to our sale of GeneDx, as well as increased interest rates.

Interest expense. Interest expense for the nine months ended September 30, 2023 and 2022 was $10.1 million and $8.8 million, respectively. Interest expense was principally related to interest incurred on the 2025 Notes, the 2023 Convertible Notes, the 2033 Senior Notes, and BioReference’s outstanding debt under the Credit Agreement.

Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the nine months ended September 30, 2023 and 2022, were $0.8 million of expense and $0.7 million reversal of expense, respectively. Derivative expense for the nine months ended September 30, 2023 and 2022, was principally related to the change in fair value on foreign currency forward exchange contracts at OPKO Chile.

Other income (expense), net. Other income (expense), net for the nine months ended September 30, 2023 and 2022, was $16.1 million and $111.1 million of expense, respectively. Other income (expense), net for the nine months ended September 30, 2023, and 2022, included $13.2 million and $101.8 million, respectively, of expense as a result of a decrease in the fair value of our investment in GeneDx Holdings (as defined below). Foreign currency losses of $1.8 million and $7.6 million were the majority of other expenses for the nine months ended September 30, 2023, and 2022, respectively.

Income tax benefit (provision). Our income tax benefit (provision) for the nine months ended September 30, 2023 and 2022 was ($10.5 million) provision and $46.5 million benefit, respectively. For the nine months ended September 30, 2022, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and operating results in tax jurisdictions which do not result in a tax benefit.  For the nine months ended September 30, 2022, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to due to changes in the company’s estimated tax liability, the impact from the IPR&D tax basis difference on deferred attribute realization as a result of the acquisition of ModeX, as well as the relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions, and operating results in tax jurisdictions which do not result in a tax benefit.

Loss from investments in investees. We have made investments in certain early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses. Loss from investments in investees was $0.1 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2023, we had cash and cash equivalents of approximately $138.6 million. Cash used in operations of $10.1 million for the nine months ended September 30, 2023 principally reflects milestone payments of $90.0 million, $7.0 million and $2.5 million from Pfizer, Vifor and Nicoya, respectively, and general and administrative expenses related to our corporate operations and research and development activities. Cash used in investing activities of $16.8 million for the nine months ended September 30, 2023 primarily reflects an investment of $5.0 million in GeneDx Holdings Class A common stock and capital expenditures of $13.3 million. Cash used in financing activities for the nine months ended September 30, 2023 of $7.6 million primarily reflects net borrowings on our lines of credit and $3.0 million redemption of the 2033 Senior Notes. We have historically not generated sustained positive cash flow sufficient to offset our operating and other expenses, and our primary sources of cash have been from the public and private placement of equity, the issuance of the 2023 Convertible Notes, 2025 Notes and credit facilities available to us.

On September 28, 2023, ModeX was awarded a the BARDA Contract from BARDA (each as defined in Note 14 to our Quarterly Financials), part of the Administration for Strategic Preparedness and Response at the U.S. Department of Health and Human Services, to advance a platform and specific candidates designed to address a range of public health threats in viral infectious diseases. Pursuant to the BARDA Contract, we will receive an initial $59.0 million payment over a five-year period through February 2028 for the development, manufacturing, and execution of a Phase 1 clinical trial for a next-generation MSTAR multispecific antibody with broad neutralizing activity against known variants of SARS-CoV-2. We are eligible to receive up to an additional $109.6 million from BARDA upon achieving particular milestones to develop multispecific antibodies targeting other viral pathogens such as influenza.

In June 2023, the Company and Pfizer announced that the FDA approved NGENLA (Somatrogon), a once-weekly injection to treat pediatric growth hormone deficiency in the United States. With the achievement of the FDA approval milestone, during the nine months ended September 30, 2023, we recorded $90.0 million of revenue under the Restated Pfizer Agreement.

On March 8, 2023, ModeX, the Company (with respect to certain sections), and Merck entered into the Merck Agreement pursuant to which Merck obtained a license to certain patent rights and know-how in connection with the development of ModeX’s preclinical nanoparticle vaccine candidate targeting the Epstein -Barr Virus. In consideration for the rights granted to Merck under the Merck Agreement, we received an initial one-time, non-refundable upfront payment of $50.0 million in April 2023. Certain of the rights subject to the license provided by us under the Merck Agreement were obtained by us from Sanofi pursuant to the Sanofi In-License Agreement stipulates, and because a portion of the upfront payment, milestones and royalties received by us under the Merck Agreement may be payable to Sanofi under the terms of the Sanofi In-License Agreement, of which $12.5 million was paid to Sanofi during the nine months ended September 30, 2023.

As part of their strategic collaboration, ModeX and Merck have put in place a research plan to manage research and other development activities related to the development of a Vaccine or Product including a joint steering committee to facilitate the research program. As part of the research plan, they will use a third-party contract development and manufacturing organization to carry out such activities unless otherwise agreed. Development costs incurred by ModeX in furtherance of these development activities will be reimbursed by Merck. To date, we have spent $10.8 million of development costs related to the Epstein -Barr Virus, for which Merck has provided reimbursement.

On May 9, 2022, the Company entered into the ModeX Merger Agreement (as defined in Note 1 to our Quarterly Financials), pursuant to which we acquired ModeX. The Company paid the entirety of the $300.0 million purchase price in shares of Common Stock issued to the former stockholders of ModeX. Such shares were valued at $219.4 million, based on the closing price per share of our Common Stock of $2.44 as reported by NASDAQ on the closing date, which reflected the deduction from the purchase price of the value of certain equity awards issued by the Company to ModeX employees in an aggregate amount equal to $12.4 million on the closing date. Included in the total fair value of consideration transferred of $221.7 million were $2.3 million of fully vested equity awards.

On April 29, 2022, the Company completed the sale of GeneDx. GeneDx Holdings paid to the Company aggregate consideration of $150 million in cash (before deduction of transaction expenses and other customary purchase price adjustments), together with the Closing Shares (as defined in Note 1 to our Quarterly Financials). Based on the closing stock price of GeneDx Holdings as of April 29, 2022, the total upfront consideration represented approximately $322 million. Additionally, subject to GeneDx achieving certain revenue targets for the fiscal years ending December 31, 2022 and 2023, we are eligible to receive an earnout payment in cash or stock (at GeneDx Holdings’ discretion) equal to a maximum of 30.9 million shares of GeneDx Holdings’ Class A common stock if paid in stock. We received 23.1 million shares of Class A Common Stock with respect to Milestone Consideration (as defined in Note 1 to our Quarterly Financials) for the year ended December 31, 2022. As of September 30, 2023, the aggregate value of our GeneDx Holdings investment based on the quoted market price of their respective shares of common stock and the number of shares held by us was $13.0 million.

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

As of September 30, 2023, the total commitments under our Credit Agreement with CB and our lines of credit with financial institutions in Chile and Spain were $41.5 million, of which $28.3 million was drawn as of September 30, 2023. At September 30, 2023, the weighted average interest rate on these lines of credit was approximately 7.6%. These lines of credit are short-term and are used primarily as a source of working capital. The highest aggregate principal balance at any time outstanding during the nine months ended September 30, 2023 was $29.7 million. We intend to continue to draw under these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.

The Credit Agreement provides for a $50.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. The Credit Agreement matures on August 30, 2025 and is guaranteed by all of BioReference’s domestic subsidiaries, subject to certain exceptions. The Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, subject to certain exceptions, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base composed of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of September 30, 2023, $11.3 million remained available for borrowing under the Credit Agreement.

In connection with our agreements with Merck, Pfizer, Vifor, Nicoya and CAMP4, we are eligible to receive various milestone payments and royalty considerations. Under the terms of the Merck Agreement, we received an initial payment of $50 million and are also eligible to receive up to an additional $872.5 million upon the achievement of certain commercial and development milestones under several indications. We are also eligible to receive tiered royalty payments ranging from high single digits to low double digits upon achievement of certain sales targets of the Product (as defined in the Merck Agreement). Under the terms of the Restated Pfizer Agreement, we have received or are eligible to receive up to an additional $275.0 million upon the achievement of certain regulatory milestones, including $90 million triggered by the FDA approval in the US and $85 million due to the commencement of sales of NGENLA (Somatrogon) in Europe and Japan, which we received in 2022. In addition, we are eligible to receive regional, tiered gross profit sharing for both Somatrogon (hGH-CTP) and Pfizer’s Genotropin®. Under the terms of the Vifor Agreement, we are entitled to receive up to an additional $10 million in regulatory milestones and $207 million in milestone payments tied to the launch, pricing and sales of Rayaldee, including a $7 million regulatory milestone payment we recorded in the first quarter of 2023 triggered by the German price approval for Rayaldee and $3 million regulatory milestone payment we recognized in 2022 following the first sale of Rayaldee in Europe. In addition, we are eligible to receive tiered, double-digit royalty payments. Under the terms of the Nicoya Agreement, we received an initial upfront payment of $5 million and are eligible to receive an aggregate of $5 million tied to the first anniversary of the effective date of the Nicoya Agreement, of which we have received $2.5 million. Furthermore, we received the additional $2.5 million upon Nicoya’s submission of the investigational new drug application to the Center for Drug Evaluation of China in March 2023. We are also eligible to receive up to an additional aggregate amount of $115 million upon the achievement of certain development, regulatory and sales-based milestones by Nicoya for the Nicoya Product in the Nicoya Territory. We are also eligible to receive tiered, double digit royalty payments at rates in the low double digits on net product sales within the Nicoya Territory and in the Nicoya Field. Under the terms of the CAMP4 Agreement, we received an initial upfront payment of $1.5 million and we are eligible to receive up to $3.5 million in development milestone payments for Dravet syndrome products and $4.0 million for non-Dravet syndrome products, as well as sales milestones of up to $90 million for Dravet syndrome products and up to $90 million for non-Dravet syndrome products.

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

We believe that the cash and cash equivalents on hand at September 30, 2023 and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements, and the timing of those requirements, will depend on a number of factors, including the approval and success of our products and products in development, particularly our long acting Somatrogon (hGH-CTP) for which we have received approval in over 40 markets, including the United States, Europe, Japan, Australia and Canada, the commercial success of Rayaldee, BioReference’s financial performance, possible acquisitions and dispositions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and results of government investigations, payor claims, and legal proceedings that may arise, including, without limitation class action and derivative litigation to which we are subject, and our ability to obtain insurance coverage for such claims. We have historically not generated sustained positive cash flow and if we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions or reduce our marketing or sales efforts or cease operations.

The following table provides information as of September 30, 2023, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations	Remaining three months ending
(In thousands)	December 31, 2023	2024	2025	2026	2027	Thereafter	Total
Open purchase orders	$42,823	$1,167	$18	$—	$—	$—	$44,008
Operating leases	3,193	10,477	7,960	6,098	5,511	12,678	45,917
Finance leases	823	2,867	2,306	1,719	975	1,921	10,611
2025 and 2023 Convertible Notes	—	—	213,285	—	—	—	213,285
Mortgages and other debts payable	725	1,868	1,532	1,317	1,067	4,691	11,200
Lines of credit	28,347	—	—	—	—	—	28,347
Interest commitments	1,839	6,786	4,486	206	203	615	14,135
Total	$77,750	$23,165	$229,587	$9,340	$7,756	$19,905	$367,503

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 that have had a material impact on our Quarterly Financial and related notes.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements.

In December 2022, the European Union member states voted unanimously to adopt a Directive implementing the Pillar 2 (global minimum tax) rules, giving member states until December 31, 2023, to implement the Directive into national legislation. Further details regarding implementing these rules are expected, and if implemented, such reform may increase our tax liabilities and compliance costs and reduce our profitability. Pillar 2 is effective from January 1, 2024, and will be treated as a period cost in future years and will not impact operating results for 2023.

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

Approximately 30.7% of revenue for the nine months ended September 30, 2023, and approximately 22.0% of revenue for the nine months ended September 30, 2022, were denominated in currencies other than the U.S. Dollar (USD). Our financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting the consolidated financial results. During the nine months ended September 30, 2023, and during the year ended December 31, 2022, the most significant currency exchange rate exposures were the Euro and Chilean Peso. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $43.1 million and $39.9 million at September 30, 2023 and December 2022, respectively. For information on such open foreign exchange forward contracts for the three and nine months ended September 30, 2023 and 2022 see “Management’s Discussion and Analysis—Results of Operations— Foreign Currency Exchange Rates.”

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

At September 30, 2023, we had cash and cash equivalents of $138.6 million. The weighted average interest rate related to our cash and cash equivalents for the nine months ended September 30, 2023 was approximately 3%. As of September 30, 2023, the principal outstanding balances under the Credit Agreement with CB and our Chilean and Spanish lines of credit was $41.5 million in the aggregate at a weighted average interest rate of approximately 7.6%.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes to the Company’s Internal Control Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period covered by this Quarterly Report on Form 10-Q, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31 2022 except as described below.

Potential political, economic and military instability in the State of Israel, where we have office, laboratory and manufacturing operations, may adversely affect our results of operations, including as a result of the recent attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them.

We maintain office, laboratory and manufacturing facilities in the State of Israel. Political, economic and military conditions in Israel may directly affect our ability to conduct business. Since the State of Israel was established in 1948, a number of armed conflicts have occurred between Israel and its neighbors. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners, or a significant downturn in the economic or financial condition of Israel, could adversely affect our operations in Israel. Ongoing and revived hostilities or other Israeli political or economic factors could harm our operations and product development and cause our revenues to decrease.

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. The intensity and duration of Israel’s current war against Hamas is difficult to predict, as are such war’s economic implications on the Company’s business and operations in Israel.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended September 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement", as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit 31.1

Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2023.

Exhibit 31.2

Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2023.

Exhibit 32.1

Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2023.

Exhibit 32.2

Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2023.

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

Date: November 6, 2023	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President and Chief Financial
Officer