Form 10-K
period 2023-12-31
OPKO HEALTH, INC.
filed 2024-03-01
CIK 944809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was: $904,483,431.

As of January 31, 2024, the registrant had 696,991,667 shares of its common stock, par value $0.01 per share (“Common Stock”) outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

		Page
Part I.		7
Item 1.	Business	7
Item 1A.	Risk Factors	28
Item 1B.	Unresolved Staff Comments	52
Item 1C.	Cybersecurity	52
Item 2.	Properties	53
Item 3.	Legal Proceedings	53
Item 4.	Mine Safety Disclosures	53
Part II.		54
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	54
Item 6.	[Reserved.]	55
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	56
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	75
Item 8.	Financial Statements and Supplementary Data	76
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	121
Item 9A.	Controls and Procedures	121
Item 9B.	Other Information	121
Item 9C.	Disclosure regarding Foreign Jurisdictions that Prevent Inspections.	121
Part III.		122
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions and Director Independence
Item 14.	Principal Accounting Fees and Services
Part IV.		123
Item 15.	Exhibits, Financial Statement Schedules	123
Item 16.	Form 10-K Summary	123
Signatures		136
Certifications		137
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

Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:

•	we have had a history of losses and may not generate sustained positive cash flow sufficient to fund our operations and research and development programs;

•	our need for, and ability to obtain, additional financing when needed on favorable terms, or at all;

•	adverse results in material litigation matters or governmental inquiries;

•	the risks inherent in developing, obtaining regulatory approvals for and commercializing new, commercially viable and competitive products and treatments;

•	our research and development activities may not result in commercially viable products;

•	that earlier clinical results of effectiveness and safety may not be reproducible or indicative of future results;

•	that we may fail to successfully commercialize Somatrogon (hGH-CTP);

•	that we may not generate or sustain profits or cash flow from our laboratory operations or substantial revenue from NGENLA (Somatrogon), Rayaldee, and our other pharmaceutical and diagnostic products;

•	our ability to manage our growth and our expanded operations;

•	that our acquisition of ModeX Therapeutics, Inc. will be successful and the products in the R&D pipeline will ultimately be commercialized;

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

•

disruptions to operations, including impact on employees, and business continuity, including physical damage or impaired access to company facilities, office of technology from the current conflict in Israel and the Gaza Strip;

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors”. These risks include, but are not limited to the following:

•	We have had a history of operating losses and may not be able to achieve profitability in the near future;

•	Our research and development activities may not result in commercially viable products;

•	Our business is substantially dependent on our ability to generate profits and cash flow from our laboratory operations;

•	Failure to timely or accurately bill and collect for our services could have a material adverse effect on our revenues and our business;

•

The information technology systems that we rely on may be subject to unauthorized tampering, cyberattack or other data security incidents that could impact our billing processes or disrupt our operations;

•	Our success is dependent to a significant degree on the involvement, efforts and reputation of our Chairman and Chief Executive Officer;

•	Business combinations may disrupt our business, distract our management, may not proceed as planned, and may also increase the risk of potential third party claims and litigation;

•	If we are unable to obtain and enforce patent protection for our products, our business could be materially harmed;

•

Failure to maintain the security of patient-related information or compliance with security requirements could damage our reputation with customers, cause us to incur substantial additional costs and become subject to litigation;

•	Failure to obtain regulatory approval within and outside the U.S. will prevent us from marketing our products and product candidates domestically and abroad;

•	We are subject to risks associated with doing business globally; and

•	Funding may not be available for us to continue to make acquisitions, investments and strategic alliances in order to grow our business.

PART I

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company”, “OPKO”, “we”, “our”, “ours”, and “us” refer to OPKO Health, Inc., a Delaware corporation, including our wholly-owned subsidiaries.

ITEM 1.     BUSINESS

OVERVIEW

We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our pharmaceutical business features Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency, and Somatrogon (hGH-CTP), a once-weekly human growth hormone injection for which we have partnered with Pfizer Inc. (“Pfizer”) with respect to Somatrogon (hGH-CTP)’s further development and commercialization. Regulatory applications for Somatrogon (hGH-CTP) for the treatment of children and adolescents as young as three years of age with growth disturbance due to insufficient secretion of growth hormone, have been approved in more than 50 markets worldwide, including the United States, European Union Member States, Japan, Canada, and Australia under the brand name NGENLA®.

Additionally, in May 2022, we acquired ModeX Therapeutics, Inc. (“ModeX”), a biotechnology company focused on developing innovative multi-specific immune therapies for cancer and infectious disease candidates. ModeX has a robust early-stage pipeline with assets in key areas of immuno-oncology and infectious diseases, and we intend to further expand our pharmaceutical product pipeline through ModeX’s portfolio of development candidates.

Our diagnostics business includes BioReference Health, LLC (“BioReference”), one of the nation’s largest full service laboratories with a significant sales and marketing team designed to drive growth and leverage new products. Through BioReference, we offer our 4Kscore prostate cancer test. Through BioReference, we provide laboratory testing services, primarily to customers in the larger metropolitan areas in New York, New Jersey, Florida, Texas, Maryland, Indiana, Virginia, California, Pennsylvania, Delaware, Washington, DC, Illinois and Massachusetts, as well as to customers in a number of other states. We offer a comprehensive test menu of clinical diagnostics for blood, urine and tissue analysis. This includes hematology, clinical chemistry, immunoassay, infectious disease, serology, hormones, and toxicology assays, as well as Pap smear, anatomic pathology (biopsies) and other types of tissue analysis, as well as testing for COVID-19. We market our laboratory testing services directly to physicians, geneticists, hospitals, clinics, correctional and other health facilities.

We operate established, revenue-generating pharmaceutical platforms in Spain, Ireland, Chile, and Mexico, from which we expect to generate positive cash flow and facilitate future market entry for our products currently in development. We have a development and commercial supply pharmaceutical company as well as a global supply chain operation. We also own a specialty active pharmaceutical ingredients (“APIs”) manufacturer in Israel.

We have a highly experienced management team, composed of individuals with solid industry experience and extensive development, regulatory and commercialization expertise and relationships that provide access to commercial opportunities.

All product or service marks appearing in type form different from that of the surrounding text are trademarks or service marks owned, licensed to, promoted or distributed by OPKO, its subsidiaries or affiliates, except as noted. All other trademarks or services marks are those of their respective owners.

GROWTH STRATEGY

We expect to build a leading portfolio of next-generation therapies leveraging our proprietary technology and development strengths.

We have under development a broad and diversified portfolio of diagnostic tests, small molecules, and biologics targeting a broad range of unmet medical needs. We intend to continue to leverage our proprietary technology and our strengths in all phases of research and development to further develop and commercialize our portfolio of proprietary pharmaceutical and diagnostic products. In support of our strategy, we plan to:

•	continue to enhance our commercialization capability in the U.S. and internationally;

•	obtain requisite regulatory approval and compile clinical data for our most advanced product candidates;

•	expand into other medical markets that provide significant opportunities and that we believe are complementary to and synergistic with our business;

•	continue marketing and commercialization of Rayaldee, and potentially expand the label into additional indications;

•

continue to support Pfizer’s efforts to seek approval for additional indications for Somatrogon (hGH-CTP), including adult growth hormone deficiency. Somatrogon under the brand name NGENLA® is currently sold by Pfizer in over 50 markets, including the United States, European Union Member States, Japan, Canada, and Australia; and

•	enter into collaborations and strategic partnerships designed to help advance and develop our product candidates.

Additionally, we plan to leverage our acquisition of ModeX to further expand our pharmaceutical product line. ModeX is developing next-generation multispecific antibodies and vaccines for the treatment of cancer and infectious disease. ModeX’s growing portfolio has been developed through its proprietary multispecific antibody technology. As compared to traditional approaches, ModeX’s MSTAR platform unites the power of multiple biologic components in a single molecule to create multispecific antibodies and vaccines with greater versatility and potency to better fight complex disease. Its pipeline includes product candidates intended to treat both solid and liquid tumors, as well as several of the world’s most pressing viral threats.

We also plan to continue to commercialize and increase adoption of our 4K score test for use in men aged 45 and older who have not had a prior prostate biopsy or a biopsy negative and have an age specific abnormal total PSA or abnormal digital rectal exam. 4K score is available through BioReference.

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

We currently manage our operations in two reportable segments: diagnostics and pharmaceuticals. The pharmaceutical segment consists of the pharmaceutical operations we operate in Chile, Mexico, Ireland, Israel, Spain, Ecuador, France, the United States, and our global pharmaceutical research and development operations. The diagnostics segment primarily consists of the clinical laboratory operations of BioReference. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes. Refer to Note 18 of our audited consolidated financial statements contained in this Annual Report on Form 10-K (the "Consolidated Financial Statements") for financial information about our segments and geographic areas.

CURRENT PRODUCTS AND SERVICES AND RELATED MARKETS

Diagnostics

BioReference Health, LLC

BioReference has a legacy of scientific excellence, innovation, and world-class service in laboratory testing solutions. Healthcare has changed in recent years, and BioReference has evolved by adapting our services and solutions aimed at addressing the needs of today’s customers. Laboratory testing remains the cornerstone of the services we provide. As we challenge the limits of specialty diagnostics, we are making strategic efforts to continue to drive innovation and cultivate a unique customer experience, as we focus on expanding our reach to match the dynamic needs of an ever-changing healthcare system.

BioReference is one of the largest full service laboratories in the United States, we offer comprehensive laboratory testing services utilized by healthcare providers in the detection, diagnosis, evaluation, monitoring, and treatment of diseases, including esoteric testing, molecular diagnostics, anatomical pathology, genetics, women’s health and correctional healthcare. We market and sell these services to physician offices, clinics, hospitals, employers and governmental units nationally, with the largest concentration of business in the larger metropolitan areas in New York, New Jersey, Florida, Texas, Maryland, California, Pennsylvania, Delaware, Washington DC, Illinois and Massachusetts. BioReference is in network for over 80% of all U.S. insured lives.

Our BioReference laboratory testing business consists of routine testing and esoteric testing. Routine tests measure various health parameters, such as the functions of the heart, kidney, liver, thyroid and other organs, including such tests as blood cell counts, cholesterol levels, pregnancy, substance abuse and urinalysis. BioReference operates 9 laboratory facilities around the country, is in-network with the largest health plans in the United States. We typically operate 24 hours per day, 365 days per year and perform and report most routine test results within 24 hours.

Through BioReference, we operate in the following highly specialized laboratory divisions:

•

GenPath (Urology). Provides cutting-edge Uropatholgy, including the proprietary prostate cancer biomarker test, The 4Kscore Test®. As a follow-up to a suspicious PSA test or DRE, The 4Kscore Test helps clarify the biopsy decision-making process by determining a patient-specific probability of finding aggressive prostate cancer on biopsy.

•

GenPath (Oncology). National oncology presence offers a comprehensive portfolio to support the continuum care of cancer patients – from risk assessment to treatment planning. Backed by a team of specialized pathologists, GenPath Oncology delivers cutting-edge solutions that meet the unique needs of oncologists and pathologists, ranging from routine clinical and special coagulation to complex genomic testing for tumor sequencing and hereditary cancer syndromes. Core tests include FLOW, IHC, MicroArray, FISH, ISH, Morphology, and full service oncology.

•

GenPath (Women’s Health). Innovative technology platform which provides end-to-end laboratory solutions for all women at every stage in their lives. With an evidence-based portfolio designed for OBGYNs, MFMs, and women’s healthcare providers, GenPath Women’s Health offers testing for cervical and vaginal health, reproductive health, and hereditary cancer screening.

In addition, esoteric tests we perform require sophisticated equipment and materials, highly skilled personnel and professional attention. Esoteric tests are ordered less frequently than routine tests and typically are priced higher than routine tests. Esoteric tests include tests related to endocrinology, genetics and genomics, immunology, microbiology, HIV tests, molecular diagnostics, next generation sequencing, oncology, serology, and toxicology.

BioReference has a significant sales and marketing team and operates a network of approximately 104 active patient service centers. Our marketing staff has sales and marketing groups dedicated to urology, oncology, women’s health, genetic testing, correctional health, and large institutions.

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

BioReference provides us with a significant diagnostics commercial infrastructure for marketing and sales that reached approximately 9 million, 12 million and 21 million patients, respectively, in 2023, 2022 and 2021. In addition, its large team of managed care experts complements our efforts to ensure that payors recognize the value of our diagnostic and laboratory tests for reimbursement purposes. We continue to leverage the national marketing, sales and distribution resources of BioReference to enhance sales of and reimbursement for our 4Kscore test, a laboratory developed blood test that provides a personalized risk score for aggressive prostate cancer.

4Kscore Test

We offer the 4Kscore test through BioReference. We began selling the 4Kscore test in the U.S. in March 2014 and in Europe and Mexico in September 2014 and January 2015, respectively. The 4Kscore test was approved by the FDA in December 2021 for use in men aged 45 and older who have not had a prior prostate biopsy or a biopsy negative and have an age specific abnormal total PSA or abnormal digital rectal exam (“DRE”). The 4Kscore test is a laboratory developed test that measures the blood serum or plasma levels of four different prostate-derived kallikrein proteins: Total PSA, Free PSA, Intact PSA and Human Kallikrein-2 (“hK2”). These biomarkers are then combined with a patient’s age, optional DRE status (nodule / no nodule), and prior negative biopsy status (yes, prior negative biopsy / no prior biopsy) using a proprietary algorithm to calculate the risk (probability) of finding a Gleason Score 7 or higher prostate cancer. The four kallikrein panel of biomarkers utilized in the 4Kscore test is based on decades of research conducted by scientists at Memorial Sloan-Kettering Cancer Center and leading European institutions. Investigators at the Lund University, Sweden, University of Turku, Finland and Memorial Sloan Kettering Cancer Center, New York, have also demonstrated that the 4Kscore test can risk stratify the 20-year risk for development of prostate metastases and mortality in men who present at age 50 to 60 years old with an elevated PSA.

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

Disposition of GeneDx

On January 14, 2022, we entered into an Agreement and Plan of Merger and Reorganization (the “GeneDx Merger Agreement”) with GeneDx Holdings Corp. (formerly, Sema4 Holdings Corp., (“GeneDx Holdings”), pursuant to which, on APril 29, 2022, GeneDx Holdings acquired our former subsidiary, GeneDx LLC, (f/k/a GeneDx, Inc. “GeneDx”, and such transaction, the “GeneDx Transaction”). GeneDx is an industry leading national laboratory for testing rare and ultra-rare genetic diseases with international reach, performing testing on specimens from more than 50 countries.

Upon closing of the GeneDx Transaction, GeneDx Holdings paid to us aggregate consideration of $150 million in cash (before deduction of transaction expenses and other customary purchase price adjustments), together with 80.0 million shares (the “Closing Shares”) of GeneDx Holdings’ Class A common stock, par value $0.0001 per share (“GeneDx Holdings Common Stock”). Additionally, subject to GeneDx achieving certain revenue targets for the fiscal years ended December 31, 2022 and 2023, we were eligible to receive an earnout payment in cash or stock (at GeneDx Holdings’ discretion) equal to a maximum of 30.9 million shares of GeneDx Holdings’ common stock if paid in stock (the "GeneDx Milestone Consideration"). Based on the closing price of GeneDx Holdings Common Stock on April 29, 2022, the total upfront consideration was approximately $322 million, and the total aggregate consideration, including the potential Milestone Consideration, was approximately $447 million. We received 23.1 million shares of GeneDx Holdings Common Stock as a result of GeneDx satisfactorily achieving revenue targets as of December 31, 2022; however, we do not expect to receive any GeneDx Milestone Consideration with respect to the year ended December 31, 2023.  See Item 1A. Risk Factors "We may fail to realize the anticipated benefits of the sale of GeneDx."

Pharmaceutical Business

We currently have two commercial stage pharmaceutical products and several pharmaceutical compounds and technologies in various stages of research and development for a broad range of indications and conditions, including the following:

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

Vitamin D insufficiency can arise in CKD due to the abnormal upregulation of CYP24A1, an enzyme that destroys vitamin D and its metabolites, from obesity, from common but ineffective treatment with unapproved dietary vitamin D supplements,  and from many other causes as well. Studies in CKD patients have demonstrated that currently available over-the-counter and prescription vitamin D supplements cannot reliably and sufficiently raise blood vitamin D prohormone levels to effectively treat SHPT, a condition commonly associated with CKD in which the parathyroid glands secrete excessive amounts of parathyroid hormone (“PTH”). Prolonged elevation of blood PTH causes excessive calcium and phosphorus to be released from bone, leading to elevated serum calcium and phosphorus levels, softening of the bones (osteomalacia) or resulting in a loss of bone mineral density (osteoporosis), calcification of vascular and renal tissues, and acceleration of dialysis onset. SHPT affects 33% and 54% of patients with stage 3 and 4 CKD respectively, and approximately 95% of patients with stage 5 CKD.

We have a highly specialized sales, marketing and market access team dedicated to the commercialization of Rayaldee as of December 31, 2023. In the fourth quarter of 2023, total Rayaldee prescriptions increased approximately 13.6% and 3.8% as compared to the fourth quarter of 2022 and the third quarter of 2023, respectively. Sales of Rayaldee increased progressively during 2023 indicating an end to the lingering adverse effects of the COVID-19 pandemic on onboarding new patients, which we believe encumbered the growth of Rayaldee sales below their expected growth trajectory.  Efforts are underway to obtain broader commercial and Part D insurance coverage for Rayaldee. We have negotiated payer contracts that afford unrestricted access for 63% and 71% of U.S. commercial and Medicare Part D covered lives as of the end of 2023.

In May 2016, we entered into a development and license agreement (as amended, the “VFMCRP Agreement”) with Vifor Fresenius Medical Care Renal Pharma (“VFMCRP”) for the development and commercialization of Rayaldee in Europe, Canada, Mexico, Australia, South Korea and certain other international markets for the treatment of SHPT in patients with stage 3, 4 or 5 CKD and vitamin D insufficiency. The VFMCRP Agreement was later amended to exclude South Korea, Mexico, the Middle East and all of the countries of Africa from the VFMCRP Territory (as defined in the VFMCRP Agreement), and further amended to include Japan as part of the VFMCRP Territory.

VFMCRP initiated the commercial launch of Rayaldee in Germany and Switzerland in February and March 2022, respectively, and received marketing authorization from eleven European countries to date and is preparing for product launches in additional territories in 2024. The launch in Germany triggered a $3 million payment to our wholly-owned subsidiary, EirGen Pharma Ltd. (“EirGen”), and another $7 million payment to EirGen in February 2023 tied to achievement of an acceptable final price in Germany as of the 1 year anniversary of launch, and is eligible to receive up to an additional $15 million in regulatory milestones and $200 million in milestone payment tied to launch, pricing and sales of Rayaldee, and tiered, double-digit royalties.

In connection with the VFMCRP Agreement, the parties entered into a letter agreement pursuant to which EirGen granted to VFMCRP an exclusive option (the “Option”) to acquire an exclusive license under certain EirGen patents and technology to use, import, offer for sale, sell, distribute and commercialize Rayaldee in the U.S. solely for the treatment of SHPT in dialysis patients with CKD and vitamin D insufficiency (the “Dialysis Indication”). Upon exercise of the Option, VFMCRP has agreed to reimburse EirGen for all of the development costs incurred by EirGen with respect to Rayaldee for the Dialysis Indication in the U.S. VFMCRP would also pay EirGen up to an additional aggregate amount of $555 million of sales-based milestones upon the achievement of certain milestones and would be obligated to pay royalties at percentage rates that range from the mid-teens to the mid-twenties on sales of Rayaldee in the U.S. for the Dialysis Indication. To date, VFMCRP has not exercised the Option.

On June 18, 2021, EirGen and NICOYA Macau Limited (“Nicoya”), a Macau corporation and an affiliate of NICOYA Therapeutics, entered into a Development and License Agreement (as amended, the “Nicoya Agreement”) granting Nicoya the exclusive rights for the development and commercialization of extended release calcifediol (the “Nicoya Product”) in Greater China, which includes mainland China, Hong Kong, Macau, and Taiwan (collectively, the “Nicoya Territory”). The license grant to Nicoya covers the therapeutic and preventative use of the Nicoya Product for SHPT in non-dialysis and hemodialysis CKD patients (the “Nicoya Field”). Nicoya notified EirGen in February 2023 that it had submitted an IND for the Nicoya Product to the Chinese Center of Drug Evaluation (“CDE”) which triggered a $2.5 million milestone payment to EirGen.

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

We have completed a Phase 4 clinical trial comparing Rayaldee with three common treatment regimens for SHPT in adults with stage 3 or stage 4 CKD and vitamin D insufficiency, the results of which were published in February 2023 in Kidney Diseases. Final data show that a daily dose of 60 micrograms of Rayaldee is the only one of four competitive treatment regimens that reliably raises serum total 25-hydroxyvitamin D to the range of 50-100 mg/mL, a level required to effectively suppress elevated plasma PTH levels in CKD patients. We also have completed a retrospective study of medical records for 376 adult patients with stage 3-4 CKD from 15 U.S. nephrology clinics who were treated for SHPT and vitamin D insufficiency with Rayaldee (n=174) or competitive products considered to be standard of care (n=202). The data, published in part in the American Journal of Nephrology in October 2021 and in full in BMC Nephrology in November 2022, confirmed the efficacy and safety of Rayaldee in real world clinical practice and demonstrated its superiority versus dietary vitamin D supplements and vitamin D hormones for reducing elevated PTH levels and correcting vitamin D insufficiency.

In November 2023, we presented late-breaking clinical data on Rayaldee at the American Society of Nephrology Kidney Week which indicate that early, sustained and effective treatment of SHPT with Rayaldee is associated with significantly slower progression of CKD in pre-dialysis patients.

We believe the CKD patient population is large and growing as a result of obesity, hypertension and diabetes; therefore this patient population represents a significant global market opportunity. According to the 2023 U.S. Renal Data System Annual Report, CKD afflicts 14% of U.S. adults and its prevalence is highest in non-Hispanic Black individuals (18.8%). An estimated 71-97% of CKD patients have vitamin D insufficiency which can lead to SHPT and its debilitating consequences. CKD continues to be associated with poor outcomes, reflecting the inadequacies of the current standard of care.

ModeX

In May 2022, we acquired ModeX, a biotech company developing multi-specific immune therapies focused on oncology, infectious diseases, vaccines and immunology. ModeX utilizes several platforms in furtherance of its targets: the multispecific antibody MSTAR, which we believe we can reliably and rapidly generate candidates that target up to six distinct biological pathways in a single molecule; and the Nanoparticle Vaccine platform, built on naturally occurring and self-assembling ferritin molecules, which ensures the right combination of antigens are presented in the right amount and in the right place to enhance the immune response. We believe the versatility and potency of our approach will enable us to tackle many major infectious diseases that have eluded effective vaccination due to their continual evolution and immune evasion.

ModeX currently has a tetra-specific antibody developed utilizing its proprietary MSTAR technology targeting several types of refractory solid tumors; it is designed to activate and sustain the function of the T-cells, and simultaneously target two antigens highly expressed on diverse tumors. Dual targeting increases tumor specificity and mitigates escape resistance through loss of a single glycoprotein. Major solid tumor opportunities include lung, ovarian, prostate, and other solid tumors. The antibody has demonstrated potent in vitro tumor cell killing in multiple cell lines and in vivo tumor regression in mice challenged with cancer cells. This antibody, currently in preclinical and CMC development stage, is anticipated to enter clinical testing in 2024.

ModeX also has multi-specific antibodies developed using the MSTAR technology platform. One antibody targets two antigens for hematological tumors, such as several types of lymphomas and leukemias. Dual targeting minimizes chance of resistance due to tumor heterogeneity or downregulation of target levels. The antibody has demonstrated preferential in vitro killing on tumor cells over normal B cells and in vivo anti-tumor efficacy in disseminated mouse tumor model. The other antibody stimulates T cells and enhances their survival and proliferation, specifically activating antigen-specific memory T cells; and it could be used alone or in combination for immune-oncology and/or infectious disease indications. This project is anticipated to enter into preclinical and CMC development stage in 2024.

In September 2023, ModeX was awarded a contract (the "BARDA Contract") from the Biomedical Advanced Research and Development Authority ("BARDA"), part of the Administration for Strategic Preparedness and Response at the U.S. Department of Health and Human Services, to advance a platform and specific candidates designed to address a range of public health threats in viral infectious diseases. The awarded funding will enable research, development and clinical evaluation of potent multispecific antibodies, based on ModeX proprietary MSTAR technology.

ModeX’s Epstein Barr Virus (“EBV”) vaccine is developed using a modular nanoparticle vaccine platform built on naturally occurring and self-assembling ferritin molecules which enables the presentation of a 24-symmetrical array of each antigen that enhances the presentation of key components of the virus and stimulate durable protective immunity. The EBV vaccine presents antigens from four viral proteins involved in viral entry into host cells. These include a recombinant antigen designed from the proteins gH, gL and gp42, as well as an antigen derived from gp350. By using ModeX’s multi-targeted approach, this combination is designed to elicit antibodies that inhibit infection in two cell types, B cells and epithelial cells, which contrasts from efforts that previously focused on gp350 alone.

In March 2023, ModeX, OPKO, and Merck Sharp & Dohme LLC (“Merck”) entered into a License and Research Collaboration Agreement (the “Merck Agreement”), pursuant to which ModeX granted to Merck an exclusive, sublicensable, royalty-bearing license to certain patent rights and know-how in connection with the development of ModeX’s preclinical nanoparticle vaccine candidate targeting the Epstein-Barr Virus. Certain of the rights subject to such license were obtained by ModeX from Sanofi pursuant to the Sanofi In-License Agreement, and a portion of the upfront payment, milestones and royalties received by ModeX under the Merck Agreement may be payable to Sanofi under the terms of the Sanofi In-License Agreement.

ModeX has a trispecific HIV mAb (SAR441236), licensed from Sanofi ("Sanofi"), pursuant to that certain License Agreement entered into as of July 1, 2019 ("Sanofi In-License Agreement") between ModeX and Sanofi, aimed at treatment of HIV infection. SAR441236 is currently being evaluated in a phase I clinical trial sponsored by the National Institute of Allergy and Infectious Diseases.

SARM

Through the acquisition of Transition Therapeutics, a Toronto-based biotechnology company (“Transition”), we acquired OPK88004, an orally administered selective androgen receptor modulator (“SARM”). The selective and potent effects of OPK88004 on the anabolic androgen receptors appear to be well suited to potentially increase lean body mass, physical function, and decrease fat mass, whereas the antagonistic effect on the prostate reduces the risk of prostate hyperplasia and volume in specific patient populations. In view of these properties, we believe that SARMs hold considerable promise as a new class of anabolic therapies for a variety of clinical indications resulting in the loss of muscle and physical function, such as frailty and functional limitations associated with aging and chronic illnesses, cancer and osteoporosis.

Oxyntomodulin

Our internal product development program is also currently focused on developing a once weekly administered oxyntomodulin for type 2 diabetes and obesity. Our most advanced oxyntomodulin analog product, OPK88003, a once-weekly administered peptide is a dual agonist of the Glucagon-Like Peptide-1 (GLP-1) and glucagon receptors. The receptors play an integral role in regulating appetite, food intake, satiety and energy utilization in the body. Stimulating both receptors, OPK88003 has demonstrated the potential to regulate blood glucose and reduce body weight.

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

We have evaluated OPK88003 in a dose escalation phase 2b trial in 110 type 2 diabetics with dose titration over 3 months for the purpose of dose optimization for adequate body weight reduction and minimize the adverse nausea and vomiting events. The patients were treated for a total of 30 weeks in the study. In March 2019, we announced positive topline results from that phase 2b trial, which demonstrated that OPK88003 met the primary objective with a statistically significant lowering of hemoglobin A1c (HbA1c) after 30 weeks of treatment versus placebo as well as an important secondary endpoint, statistically significant weight loss versus placebo. The safety profile was similar to that expected for the incretin class of drugs, with GI side effects such as nausea, vomiting and diarrhea mostly mild and occurring during the dose-escalation phase.

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

We believe oxyntomodulin analog has potential to be a safe, long term therapy for obesity and diabetes type 2 patients, representing significant market opportunities. More than 380 million are living with diabetes worldwide, of which approximately 90% have type 2 diabetes. According to the World Health Organization, there are more than 500 million severely overweight or obese people. In addition to diabetes and obesity, we are also considering development of this product candidate for additional indications, including treatment of non-alcoholic fatty liver disease and non-alcoholic steatohepatits.

Biologics-General

Our biologics business focuses on developing long-acting proprietary versions of approved therapeutic proteins or peptides. One of our innovative platform technologies uses a small peptide, carboxyl terminal peptide (“CTP”) which is part of endogenous human chorionic gonadotropin hormone produced by the placenta during pregnancy. The effect of the additional CTP to is to increase the circulating half-life of luteinizing hormone.  We are using the CTP technology to develop new, proprietary versions of certain existing therapeutic proteins that have longer life spans than therapeutic proteins without CTP. We have completed the development of CTP- attached human growth hormone, Somatrogon (hGH-CTP) (see below), which is approved in over 40 countries.

In addition to hGH-CTP and Factor VIIa-CTP, we believe that the CTP technology may also be broadly applicable to other therapeutic proteins in the market and provide a reduction in the number of injections required for treatment. We are currently engaged in research and development efforts to use the CTP technology for development of a long-acting CTP-IGF-1 for the Treatment of Severe Primary IGF-1 Deficiency. We are also developing long-acting therapies biologics molecule for once weekly therapies in rare diseases by different technologies to extend the circulating half-life of known therapeutic targets.

NGENLA® Somatrogon (hGH-CTP)

Our lead product candidate utilizing CTP, Somatrogon (hGH-CTP), is a recombinant human growth hormone product under development for the treatment of growth hormone deficiency (“GHD”), which is a pituitary disorder resulting in short stature in children and other physical ailments in both children and adults. GHD occurs when the production of growth hormone, secreted by the pituitary gland, is disrupted. Since growth hormone plays a critical role in stimulating body growth and development and is involved in the production of muscle protein and in the breakdown of fats, a decrease in the hormone affects numerous body processes. hGH is used for the long-term treatment of children and adults with inadequate secretion of endogenous growth hormone. The primary indications it treats in children are GHD, SGA, kidney disease, Prader-Willi Syndrome and Turner’s Syndrome. In adults, the primary indications are replacement of endogenous growth hormone and the treatment of AIDS-induced weight loss. Patients using hGH receive daily injections six or seven times a week. This is particularly burdensome for pediatric patients. We believe a significant market opportunity exists for a longer-lasting version of hGH that would require fewer injections.

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

       In June 2023, the FDA approved NGENLA (Somatrogon). Regulatory applications for Somatrogon (hGH-CTP) were also submitted to the applicable regulatory bodies for review in several countries around the world. In February 2022, the European Commission granted marketing authorization in the European Union for Somatrogon (hGH-CTP) under the brand name NGENLA® to treat children and adolescents from as young as 3 years of age with growth disturbance due to insufficient secretion of growth hormone. In January 2022, the Ministry of Health, Labour and Welfare in Japan approved NGENLA® (Somatrogon) for the long-term treatment of pediatric patients who have growth failure due to an inadequate secretion of endogenous growth hormone. In October 2021, Health Canada approved NGENLA® for the long-term treatment of pediatric patients who have growth hormone deficiency, and in November 2021, Australia’s Therapeutic Goods Administration approved NGENLA® for the long-term treatment of pediatric patients with growth disturbance due to insufficient secretion of growth hormone.

In December 2016, we announced preliminary topline data from our phase 3, double blind, placebo controlled study of hGH-CTP in adults with GHD. The multinational, multi-center study, which utilized a 2:1 randomization between hGH-CTP and placebo, enrolled 203 subjects, 198 of whom received at least one dose of study treatment. Treatment was administered through a weekly injection. The topline results showed:

•	The active group had a mean change in trunk fat mass of -0.4kg and placebo group was 0;

•	There was no statistically significant difference (≤ 0.05 (p value)) between the active and placebo group;

•	97% of hGH-CTP vs 6% of placebo group showed IGF-1 normalization; and

•	The safety profile of hGH-CTP is consistent with that observed with those treated with daily growth hormone.

Although there was no statistically significant difference between hGH-CTP and placebo on the primary endpoint of change in trunk fat mass from baseline to 26 weeks, after unblinding the study, we identified an exceptional value of trunk fat mass reduction in the placebo group that may have affected the primary outcome. We have completed post-hoc sensitivity analyses to evaluate the influence of outliers on the primary endpoint results using multiple statistical approaches. Analyses that excluded outliers showed a statistically significant difference between hGH-CTP and placebo on the change in trunk fat mass. Additional analyses that did not exclude outliers showed mixed results. Further, significant changes were observed with hGH-CTP treatment in secondary endpoints such as % fat mass, lean body mass and normalization of IGF-1 levels compared to placebo. These data demonstrated that Somatrogon treatment improved key body composition parameters, meeting criteria recommended by the Endocrinology Association.

We are continuing to assess with Pfizer the regulatory strategy for the adult indication going forward, including the timing of possible submissions.

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

Active Pharmaceutical Ingredients (APIs)

FineTech Pharmaceutical, Ltd. (“FineTech”), is our Israeli-based subsidiary that develops and manufactures high value, high potency specialty APIs. FineTech currently manufactures GMP grade APIs for sale or license to pharmaceutical companies in the United States, Latin America, Canada, Europe and Israel.

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

OPKO Health Europe operates primarily in Spain and has more than 22 years of experience in the development, manufacture, marketing and sale of pharmaceutical, nutraceutical and veterinary products in Europe and Latin America.

OPKO Mexico is engaged in the manufacture, marketing, sale and distribution of ophthalmic and other pharmaceutical products to private and public customers in Mexico and Chile. OPKO Mexico is commercializing food supplements and over the counter products and manufactures and sells products primarily in the generics market in Mexico, although it also has some branded generic  products as well.

       OPKO Chile markets, sells and distributes pharmaceutical products to the private, hospital, pharmacy and public institutional markets in Chile for a wide range of indications, including, cardiovascular products, vaccines, antibiotics, gastro- intestinal products and hormones, among others. ARAMA Natural Products  Distribuidora Limitada (“ARAMA”) is engaged in the business of importation, commercialization and distribution of pharmaceutical and OTC products for private and public markets in Chile. ARAMA (previously ALS Distribuidora Limitada) is   a company with more than 30 years of experience in the pharmaceutical and OTC products market.

Strategic Investments

We have and may continue to make investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for OPKO as a shareholder.

RESEARCH AND DEVELOPMENT EXPENSES

During the years ended December 31, 2023, 2022, and 2021, we incurred $89.6 million, $73.9 million, and $76.9 million, respectively, of research and development expenses related to our various product candidates. During the years ended December 31, 2023, 2022, and 2021, our research and development expenses primarily consisted of a pipeline of immuno-oncology and infectious disease programs, hGH-CTP, and Rayaldee development programs.

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

Rayaldee

We have multiple U.S. patent families relating to Rayaldee. These patents are also filed in multiple countries worldwide. One patent family claims a sustained release oral dosage formulation and a method of treating 25-hydroxyvitamin D insufficiency or deficiency and will not expire until at least February 2027. A second patent family claims a method of administering 25-hydroxyvitamin D3 by controlled release, a formulation for controlled release of a vitamin D compound, a controlled release oral dosage formulation of a vitamin D compound and a method of treatment, and will not expire until at least April 2028. We also have additional patents and patent applications pending relating to the sustained release formulation and its use which will expire in 2034. The patents issued in the U.S. covering Rayaldee are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. OPKO and/or its affiliates have entered into exclusive license agreements with respect to Rayaldee patents in certain territories outside of North America with VFMCRP (Europe and many other countries throughout the rest of the world), and Nicoya Macau Limited (China). We intend to seek patent term extensions in those countries for which such protection is potentially available. We also continue to file and seek patent protection on various uses of extended release dosage forms of 25-hydroxyvitamin D3 and new formulations or presentations of this drug.

NGENLA®  -- Somatrogon (hGH-CTP)

The hGH-CTP line of patents, which is exclusively licensed to Pfizer, includes multiple U.S. patent families that cover modified human grown hormone (Somatrogon), uses of Somatrogon (hGH-CTP) in adult and pediatric patient populations, and methods of making Somatrogon (hGH-CTP). Equivalent patents have also been filed in multiple countries around the world. One patent family covers certain CTP modified hGH polypeptides relating to growth hormones and their method of use and expires in February of 2027 (with the exception of two U.S. patents, namely US 8304386 and US 8097435, which expire in January 2028 and April 2027, respectively, due to Patent Term Adjustment for each). Additional U.S. patent applications are pending which cover Somatrogon (hGH-CTP) formulations, methods of manufacture and pediatric dosing regimens and, if granted, would expire in 2033. Equivalent patents are granted in Europe and Japan and which expire in 2032 and 2034. A subset of cases in the patent estate covers cytokine-based polypeptides relating to human growth hormone treatment and will expire in February 2027 (in the U.S., these cases include registered patents 8,048,849; 8,426,166; 8,999,670; and 9,896,494, and no Patent Term Adjustment was issued). Multiple other U.S. patents cover Somatrogon (hGH-CTP) and its uses or methods of making including U.S. Pat. Nos. 7,553,941; 8,450,269; 8,946,155; 10,351,615; and 11,197,915, where no Patent Term Adjustment was awarded by the USPTO. The equivalent foreign patents and applications are granted or pending in several major market countries and regions. In addition to the CTP patents and applications licensed to Pfizer, OPKO has multiple patent families covering similar biologicals with patents and applications pending in the U.S. and internationally. Patent term extensions and/or similar extensions such as supplementary protection certificates (SPCs) have been filed in the United States Patent and Trademark Office (USPTO) and in multiple foreign jurisdictions where NGENLA (Somatrogon) has been approved and have been granted and/or are pending.

OPK88003 and OPK88004

In 2016, we acquired Transition Therapeutics, which was developing multiple drug candidates that included OPK88003 (a long acting oxyntomodulin) and OPK88004 (SARM), each of which is licensed from Eli Lilly and has patents granted worldwide covering the compounds and their use in their respective indications. U.S. Pat. No. 8367607 covers OPK88003 and expires in December 2030, without extension. OPKO has also filed a formulation patent on a long acting oxyntomodulin formulation. U.S. Pat. No. 7968587 covers OPK88004 (SARM) and expires, without extension, in November 2027. In addition to the molecule patent covering the selective androgen receptor modulator, Transition Therapeutics exclusively licensed a method of use patent family covering its use in treating androgen deprivation therapy associated symptoms. These patents expire in 2035. OPKO has also filed additional patent applications on expanded uses of OPK88004. In addition, Transition Therapeutics and its affiliates have patented compounds (scyllo-inositol) for the treatment of Alzheimer’s disease. The patents are pending or granted in many countries of the world. OPKO and/or its affiliates or licensees will seek all available patent term extensions for our product candidates and products.

New patents and applications continue to be filed covering new compositions of matter and/or new uses of the above compounds or variants thereof.

Multispecific Antibodies and Vaccines

Our affiliate, ModeX Therapeutics, Inc. (“ModeX”) has multiple patents and/or patent applications either licensed-in from a third party such as Sanofi or owned or co-owned by ModeX, and which cover vaccine candidates such as a bivalent Epstein-Barr virus vaccine and its use in multiple indications (out-licensed to Merck & Co) or covers therapeutic multispecific antibodies for the treatment of various diseases or conditions such as infectious disease or cancer.  ModeX also has pending patent applications which are co-owned by ModeX and the federal government and which were filed pursuant to a Cooperative Research and Development Agreement (“CRADA”)  with the Viral Research Center (“VRC”) and the National Institute of Allergy and Infectious Disease (“NIAID) and which cover therapeutic multispecific antibodies to treat COVID-19 infections and/or associated long-COVID.   ModeX has and will continue to file patent applications covering compositions and indications within their development program.

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

LICENSES AND COLLABORATIVE RELATIONSHIPS

Our strategy is to develop a portfolio of product candidates through a combination of internal development, acquisition, and external partnerships. Collaborations are key to our strategy and we continue to build relationships and forge partnerships in various areas where unmet medical need and commercial opportunities exist. In May 2021,  VFMCRP entered into an agreement with us, pursuant to which it assumed our prior strategic partner's rights to develop and commercialize Rayaldee for the treatment of SHPT in non-dialysis and dialysis patients with CKD in Japan. Under the VFMCRP Agreement, as amended from time to time, we have a license and collaboration agreement for the development and commercialization of Rayaldee in Europe, Australia, and certain other international markets for the treatment of SHPT in patients with CKD and vitamin D insufficiency. In June 2021, we entered into a license agreement with Nicoya to distribute and sell Rayaldee in China and certain other countries. In July 2021, we licensed out our AntagoNAT portfolio owned by CURNA, INC. to CAMP4. In September 2021, we also entered into specific arrangements with LeaderMed in certain countries in Asia with respect to OPK-88003 and Factor VIIa. In November 2021, EirGen licensed out the Rayaldee patent estate to Progenetics Ltd. to distribute Rayaldee in Israel. In December 2014, we entered into the Pfizer Transaction for the development and commercialization of our long-acting hGH-CTP for the treatment of GHD in adults and children, as well as for the treatment of growth failure in children born small for gestational age. Previously, we (or entities we have acquired) have completed strategic licensing transactions with the President and Fellows of Harvard College, Academia Sinica, The Scripps Research Institute, TESARO, INEOS Healthcare, and Arctic Partners, among others. ModeX and Sanofi are parties to the Sanofi In-License Agreement pursuant to which ModeX licenses certain intellectual property underlying its Epstein-Barr Virus technology. ModeX and Merck are parties to the Merck Agreement, pursuant to which ModeX granted to Merck a license in connection with the development of ModeX's preclinical nanopartcile vaccine candidate targeting the Epstein-Barr Virus.

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

There are two other pharmaceutical and biopharmaceutical companies that we are aware of that have successfully developed and commenced commercilization of products addressing areas that we are targeting with our long acting hGH-CTP.  Additionally, a number of companies currently market generic daily human growth hormone products for GHD.

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

We are commercializing our 4Kscore product in the U.S., Europe and Mexico in a laboratory setting. Competitors to our diagnostics business are many and include major diagnostic companies, molecular diagnostic firms, universities, and research institutions.

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

•	ability to maintain a proprietary position in our technologies; and

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

Other than NGENLA (Somatrogon), which has been approved in the U.S., EU, Japan, Canada and Australia, Rayaldee is our only other proprietary pharmaceutical product under development that has been approved for marketing in the U.S. or elsewhere. We may not be able to obtain regulatory approval for any of our other products under development in a timely manner, if at all. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested will delay or preclude us, or our licensees or marketing partners, from marketing our products, or limit the commercial use of our products, and thereby would have a material adverse effect on our business, financial condition, and results of operations. See “Risk Factors — The results of pre-clinical trials and previous clinical trials for our products may not be predictive of future results, and our current and planned clinical trials may not satisfy the requirements of the FDA or other non-U.S. regulatory authorities.”

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

SALES & MARKETING

Our diagnostics business includes BioReference’s significant sales and marketing team in the U.S. to drive growth and leverage new products. We have a highly specialized, field based sales and marketing team in the United States dedicated to the launch and commercialization of Rayaldee. We also have limited sales and marketing personnel in Ireland, Chile, Spain, Mexico and Israel.

HUMAN CAPITAL RESOURCES

Employees and Labor Relations

As of December 31, 2023, we had 3,930 full-time employees worldwide. With the exception of an immaterial number of employees of OPKO Spain, none of our employees are represented by a collective bargaining agreement. Overall, we consider our employee relations to be good.

Health and Safety

As a company in the healthcare industry, employee safety is a key focus of our leadership, communications, and training. We are required to comply with the College of American Pathologists and CLIA laboratory safety requirements in addition to OSHA regulations. With a clear leader in our EHS Manager, direction, standards of practice, training and auditing are consolidated and then disseminated to our managers, supervisors and all employees. We continually align our health and safety goals with those prescribed by applicable regulatory agencies and balance these goals with the needs of our employees. For example, during the COVID-19 pandemic, we transitioned non-essential workers from the office to working from home, worked to ensure proper personal protective equipment using guidance provided by the CDC and OSHA where applicable, and we optimized our essential worker stations in our laboratories and other key process areas to provide for appropriate sanitation, social distancing and other appropriate measures to address the risks of the pandemic.

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

Talent Development

We recognize it is important that our employees are able to develop and grow their careers. We have a Head of Learning and Training whose responsibility is to enhance employee training and development as well as to ensure compliance while working in a collaborative environment. In addition, we have changed recruitment strategies to source from more diverse channels, which we anticipate will lead to more candidate hiring options, enhance our recruitment platform and eventually strengthen employee retention.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics. We require all employees, including our principal executive officer, principal financial officer, principal accounting officer and other senior officers and our employee directors, to read and to adhere to the Code of Business Conduct and Ethics in discharging their work-related responsibilities. Employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.OPKO.com. Any amendment to, or waivers of, the Code of Business Conduct and Ethics will be disclosed on our website promptly following the date of such amendment or waiver.

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

BioReference’s COVID-19 testing volume positively impacted our profitability during 2020-2021. Prior to 2020, we had incurred losses since our inception, and after achieving profitability for the years ended December 31, 2020 and 2021, we incurred a net loss for the years ended December 31, 2022 and 2023.  In response to the global COVID-19 pandemic, BioReference conducted a substantial amount of COVID-19 testing that positively impacted our revenues 2020-2021. Simultaneously, however, the volume of its core testing business decreased as a result of COVID-10. During 2022-2023, testing needs for COVID-19 decleined as a result of declining infection rates and the normalization of living with COVID-10 following the increase in accessibility to COVID-19 vaccines and antiviral treatments. As COVID-19 testing volumes decreased, we experienced a return to our core business testing, but growth in BioReference's core business, however, has been gradual and has not offset the substantial decline in revenue from COVID-19 testing. Our pharmaceutical business has historically generated only limited revenue from operations and we may not generate substantial revenue from the sale of proprietary pharmaceutical products or certain of our diagnostic products for some time, if at all. Other than NGENLA (Somatrogon), which has been approved in many territories including the U.S., EU, Japan, Canada and Australia, Rayaldee is our only other proprietary pharmaceutical product that has been approved for marketing in the U.S. or elsewhere. We continue to incur substantial research and development and general and administrative expenses related to our operations including our pre-clinical development activities and clinical trials. We may continue to incur losses from our operations in the future and these losses could increase as we continue our research activities and conduct development of, and seek regulatory approvals and clearances for, our product candidates, particularly if we are unable to generate or sustain profits and cash flow from sales of Rayaldee, NGENLA, or our operations at BioReference. If we are unable to generate or sustain profits and cash flow from our operations, our product candidates fail in clinical trials or do not gain regulatory approval or clearance, or if our approved products and product candidates do not achieve market acceptance, we may not achieve profitability. In particular, if we are unable to successfully commercialize Rayaldee or NGENLA, we may never generate substantial revenues from Rayaldee or NGENLA.

We may require additional funding, which may not be available to us on acceptable terms, or at all.

As of December 31, 2023, we had cash and cash equivalents of $95.9 million. Prior to 2020, we had not generated sustained positive cash flows sufficient to offset our operating and research and development expenses and our primary sources of cash has been from the public and private placement of stock, the issuance of convertible notes and credit facilities available to us. While we have generated significant cash from operations as a result of testing related to the COVID-19 pandemic, demand for our COVID-19 related testing waned during 2022 and 2023, and revenues from other sources have not offset the substantial decline in revenue from COVID-19 testing.

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

We rely on licensing agreements with VFMCRP, Nicoya, and international partners for the international development and marketing of Rayaldee. Failure to maintain these license agreements could prevent us from successfully developing and commercializing Rayaldee worldwide.

In May 2016, EirGen, our wholly-owned subsidiary, partnered with VFMCRP through a Development and License Agreement for the development and marketing of Rayaldee in Europe, Canada, Mexico, Australia, South Korea and certain other international markets. The license to VFMCRP potentially covers all therapeutic and prophylactic uses of the product in human patients, provided that initially the license is for the use of the product for the treatment or prevention of secondary hyperparathyroidism related to patients with stage 3 or 4 chronic kidney disease and vitamin D insufficiency/deficiency. Effective May 5, 2020, we entered into the VFMCRP Amendment, pursuant to which the parties agreed to exclude Mexico, South Korea, the Middle East and all of the countries of Africa from the VFMCRP Territory. In May 2021, we further amended the VFMCRP Agreement for VFMCRP to assume all the rights to Rayaldee in Japan that had been previously granted to Japan Tobacco. In addition, the parties agreed to certain amendments to the milestone structure and to reduce minimum royalties payable. As revised, the Company is eligible to receive up to $15 million in regulatory milestones and $200 million in milestone payments tied to launch, pricing and sales of Rayaldee, and tiered, double-digit royalties. The success of the Development and License Agreement with VFMCRP is dependent in part on, among other things, the skills, experience and efforts of VFMCRP’s employees responsible for the project, VFMCRP’s commitment to the arrangement, and the financial condition of VFMCRP, all of which are beyond our control. In the event that VFMCRP, for any reason, including but not limited to early termination of the agreement, fails to devote sufficient resources to successfully develop and market Rayaldee internationally, our ability to earn milestone payments or receive royalty payments would be adversely affected, which would have a material adverse effect on our financial condition and prospects.

On June 18, 2021, EirGen and Nicoya entered into the Nicoya Agreement granting Nicoya the exclusive rights for the development and commercialization of the Nicoya Product in the Nicoya Territory. The license grant to Nicoya covers the therapeutic and preventative use of the Nicoya Product for SHPT in non-dialysis and hemodialysis chronic kidney disease patients. EirGen received an initial upfront payment of $5 million and was eligible to receive an additional $5 million upon the first to occur of (A) a predetermined milestone and (B) the first anniversary of the effective date (the “First Milestone”). However, the parties amended the Nicoya Agreement to provide that Nicoya pay $2.5 million plus accrued interest by October 31, 2022 in partial satisfaction of the First Milestone, and $2.5 million upon the earlier of (i) submission of the investigational new drug application by Nicoya or its affiliated party, and (ii) February 15, 2023. EirGen received the additional $2.5 million upon Nicoya's submission of an investigation new drug (IND) application to the center for drug evaluation of China in March 2023. EirGen is also eligible to receive up to an additional aggregate amount of $115 million upon the achievement of certain development, regulatory and sales-based milestones by Nicoya for the Nicoya Product in the Nicoya Territory. EirGen will also receive tiered, double digit royalty payments at rates in the low double digits on net product sales within the Nicoya Territory and in the Nicoya Field. Nicoya will, at its sole cost and expense, be responsible for performing all development activities necessary to obtain all regulatory approvals for the Nicoya Product in the Nicoya Territory and for all commercial activities pertaining to the Nicoya Product in the Nicoya Territory. The success of the Nicoya Agreement is dependent in part on, Nicoya’s commitment to the product and our collaboration, as well as the experience of its employees, all of which are beyond our control.

Our exclusive worldwide agreement with Pfizer is important to our business. If we do not successfully develop Somatrogon (hGH- CTP) and/or Pfizer does not successfully commercialize Somatrogon (hGH-CTP ), our business could be adversely affected.

In December 2014, we entered into a development and commercialization agreement with Pfizer relating to our long-acting hGH-CTP for the treatment of GHD in adults and children (the “Original Pfizer Agreement”). Under the Restated Pfizer Agreement, we are eligible to receive up to $275 million upon the achievement of certain regulatory milestones. Upon the launch of Somatrogon (hGH-CTP) for pediatric GHD, we are eligible to receive a regional, tiered gross profit share based upon sales of both Somatrogon (hGH-CTP) and Pfizer’s Genotropin® (somatropin). We are responsible for the development program and are obligated to pay for the development up to an agreed cap, which has been exceeded. In May 2020, we entered into an Amended and Restated Development and Commercialization License Agreement (the “Restated Pfizer Agreement”) with Pfizer, effective January 1, 2020, pursuant to which the parties agreed, among other things, to share all costs for Manufacturing Activities, as defined in the Restated Pfizer Agreement, for developing a licensed product for the three indications included in the Restated Pfizer Agreement. The Restated Pfizer Agreement did not change the milestone payments, royalties and profit share provisions under the Original Pfizer Agreement. hGH-CTP has been approved in the U.S., EU, Japan, Canada and Australia under the name NGENLA. We are substantially dependent on Pfizer for the successful commercialization of such product. The success of the collaboration arrangement with Pfizer is dependent in part on, among other things, the skills, experience and efforts of Pfizer’s employees responsible for the project and Pfizer’s commitment to the arrangement. The Restated Pfizer Agreement is terminable for any reason by Pfizer upon ninety days written notice to OPKO. In the event that Pfizer terminates the Restated Pfizer Agreement or fails to devote sufficient resources to continue to successfully develop and commercialize any product resulting from the collaboration arrangement, our ability to earn milestone payments or receive royalty or profit sharing payments would be adversely affected, which would have a material adverse effect on our financial condition and prospects and the trading prices of our securities.

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

In June 2023, the FDA approved  NGENLA (Somatrogon (hGH-CTP)) for the treatment of pediatric GHD in the United States. However, there can be no assurance that NGENLA (Somatrogon (hGH-CTP)) for the treatment of pediatric GHD will be commercially successful in the United States or that we will obtain marketing approval for the adult indication. Before it can be marketed, Somatrogon (hGH-CTP) for the adult indication must be approved by the FDA or similar foreign governmental agencies. The process for obtaining FDA marketing approval is both time-consuming and costly, with no certainty of a successful outcome. If we are unable to successfully commercialize NGENLA (Somatrogon (hGH-CTP)) to treat pediatric GHD and/or receive regulatory approval for hGH-CTP to treat adults with GHD, our business could be significantly adversely impacted.

NGENLA has been approved in over 50 territories for the long-term treatment of pediatric patients with growth disturbance. NGENLA may nevertheless fail to be successfully commercialized in these territories which would adversely impact our anticipated milestone payments under the Restated Pfizer Agreement and negatively affect our business, financial condition and results of operations.

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

We have made a significant investment in our laboratory operations through the acquisition of BioReference. We compete in the clinical laboratory market primarily on the basis of the quality of testing, reporting and information systems, reputation in the medical community, the pricing of services and ability to employ qualified personnel. Our failure to successfully compete on any of these factors could result in the loss of clients and a reduction in our revenues and profits. To offset efforts by payors to reduce the cost and utilization of clinical laboratory services, we will need to obtain and retain new clients and business partners and grow the laboratory operations. In response to the global COVID-19 pandemic, BioReference conducted a substantial amount of COVID-19 testing that positively impacted our revenues in previous years. Simultaneously, however, the volume of its core testing business decreased as a result of COVID-19. During 2022-2023, testing needs for COVID-19 declined as a result of declining infection rates and the normalization of living with COVID-19 following the increase in accessibility to COVID-19 vaccines and antiviral treatments. As COVID-19 testing volumes decreased, we experienced a return to our core business testing but growth in BioReference's core business, however, has been gradual and has not offset the subtantial decline in revenue from COVID-19 testing. We have engaged in significant cost reduction efforts, including reducing our workforce, in an effort to make the diagnostic business profitable and align our core business testing needs with the size of our operations. If we are unable to return to and surpass adequate growth in our core business testing or client base, it could have a material adverse impact on our ability to generate profits and cash flow from the laboratory operations in the future.

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

•	delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or investigators;

•	delay or failure to obtain institutional review board (“IRB”) approval to conduct or renew a clinical trial at a prospective site; and

•	insufficient liquidity to fund our preclinical and clinical studies.

The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:

•	slower than expected rates of patient recruitment and enrollment;

•	failure of patients to complete the clinical trial;

•	unforeseen safety issues;

•	lack of efficacy evidenced during clinical trials;

•	termination of our clinical trials by one or more clinical trial sites;

•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols;

•	inability to monitor patients adequately during or after treatment; and

•	insufficient liquidity to fund ongoing studies.

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

We may fail to realize the anticipated benefits of the sale to GeneDx.

Pursuant to the GeneDx Merger Agreement, on April 29, 2022, GeneDx Holdings Corp. (formerly, Sema4), acquired GeneDx from us for an upfront payment of $150 million in cash, together with 80.0 million shares of GeneDx Holdings Common Stock, subject to a customary purchase price adjustment mechanism. Subject to GeneDx achieving certain revenue targets for the fiscal years ending December 31, 2022 and 2023, we are eligible to receive an earnout payment in cash or stock (at GeneDx Holdings' discretion) equal to a maximum of 30.9 million shares of GeneDx Holdings Common Stock if paid in stock. Based on the closing price of GeneDx Holdings Common Stock on April 29, 2022, the total upfront consideration was approximately $322 million, and the total aggregate consideration, including the potential GeneDx Milestone Consideration, was approximately $447 million. We received 23.1 million shares of Class A Common Stock as a result of GeneDx satisfactorily achieving revenue targets as of December 31, 2022. As of the date of this Annual Report on Form 10-K however, we do not anticipate that GeneDx will satisfy the revenue targets as of December 31, 2023 to achieve the remaining GeneDx Milestone Consideration, so we may not receive some of the anticipated benefit of the disposition of GeneDx. In addition, as of December 31, 2023, the aggregate value of our investments in GeneDx Holdings based on the quoted market price of their respective shares of common stock and the number of shares held by us was $9.8 million, which is significantly below the value of our investment in GeneDx Holdings as of the closing date of the GeneDx Transaction. There can be no guarantee that the price of GeneDx Holdings Common Stock will return to its value as of the closing date of the GeneDx Transaction. Fluctuations in the price of GeneDx Holdings Common Stock are subject to market fluctuations and other factors outside our control, which are not directly linked to the financial and operational performance of the Company, but the fluctuations in the value of this investment may adversely impact the Company's financial condition and results of operations.

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

The ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict may adversely impact our business operations and financial performance.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. These ongoing conflicts and the resulting geopolitical instability can adversely impact our business operations and financial performance.

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

The research, testing, manufacturing, labeling, approval, selling, marketing, and distribution of drug products, diagnostic products, or medical devices are subject to extensive regulation by the FDA and other non-U.S. regulatory authorities, which regulations differ from country to country. In general, we are not permitted to market our product candidates in the U.S. until we receive approval of a BLA, an approval of an NDA, a clearance letter under the premarket notification process, or 510(k) process, or an approval of a PMA from the FDA. To date, we have only submitted one NDA which was approved in June 2016, and one BLA which was approved for filing in January 2021. We have received FDA approval for our 4Kscore test for use in men age 45 and older who have not had a prior prostate biopsy or are biopsy negative and have an age-specific abnormal total PSA and/or abnormal digital rectal exam, but we have not received marketing approval or clearance from FDA for any of our other diagnostic product candidates that we currently plan to market. Obtaining approval of a NDA or PMA can be a lengthy, expensive, and uncertain process. With respect to medical devices, while the FDA reviews and clears a premarket notification in as little as three months, there is no guarantee that our products will qualify for this more expeditious regulatory process, which is reserved for Class I and II devices, nor is there any assurance that even if a device is reviewed under the 510(k) process that the FDA will review it expeditiously or determine that the device is substantially equivalent to a lawfully marketed non-PMA device. If the FDA fails to make this finding, then we cannot market the device. In lieu of acting on a premarket notification, the FDA may seek additional information or additional data which would further delay our ability to market the product. Furthermore, we are not permitted to make changes to a device approved through the PMA or 510(k) which affects the safety or efficacy of the device without first submitting a supplement application to the PMA and obtaining FDA approval or cleared premarket notification for that supplement. In some cases, the FDA may require clinical trials to support a supplement application. In addition, failure to comply with FDA, non-U.S. regulatory authorities, or other applicable U.S. and non-U.S. regulatory requirements may, either before or after product approval or clearance, if any, subject our company to administrative or judicially imposed sanctions, including, but not limited to the following:

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

We have a large amount of goodwill and other intangible assets and we are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At December 31, 2023, we have goodwill and other intangible assets of $0.8 billion. Goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Examples of qualitative factors include our share price, our financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test previously performed.

Based on the current financial performance of our diagnostics segment and our Ireland reporting unit, which includes Eirgen and Rayaldee, if future results are not consistent with our estimates and assumptions, then we may be exposed to impairment charges, which could be material.  At December 31, 2023 , the combined goodwill of our diagnotics segment and our Ireland reporting unit was $367.3 million. There can be no assurance that future reviews of our goodwill and other intangible assets will not result in impairment charges. Any impairment charges in the future will adversely affect our results of operations. A significant write down of goodwill and/or other intangible assets would have a material adverse effect on our reported results of operations and net worth and the trading price of our securities.

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

As of January 31, 2024, our directors, executive officers, principal stockholders and affiliated entities beneficially owned, in the aggregate, approximately 52.4% of our outstanding voting securities. Phillip Frost, M.D., our Chairman and CEO, is deemed to beneficially own, in the aggregate, approximately 34.6% of our Common Stock as of January 31, 2024. As a result, Dr. Frost, acting with other members of management, would have the ability to significantly impact the election of our Board of Directors, the adoption or amendment of provisions in our Certificate of Incorporation, the approval of mergers and other significant corporate transactions and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which holders of our securities might otherwise recover a premium for their securities over current market prices.

A significant short position in our stock could have a substantial impact on the trading price of our stock.

Historically, there has been a significant “short” position in our Common Stock. As of January 31, 2024, investors held a short position of approximately 97,072,172 million shares of our Common Stock which represented approximately 13.9% of our outstanding Common Stock. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our Common Stock could cause our stock price to decline. Such stock price decrease could encourage further short-sales that could place additional downward pressure on our stock price. This could lead to further increases in the already large short position in our Common Stock and cause volatility in our stock price.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.     CYBERSECURITY.

Overview

OPKO Health, Inc. (“OPKO” or the “Company”) is committed to the highest standards of cybersecurity, adhering to the SEC's definitions for 'Cybersecurity Incident,' 'Cybersecurity Threat,' and 'Information Systems.' Our focus is on safeguarding our digital infrastructure and sensitive data against unauthorized access and threats.

Risk Management and Strategy

1.

Risk Assessment and Management: OPKO employs rigorous assessment and management of cybersecurity risks, aligning with NIST and other industry standards. Our strategy is integrated into our overall risk management program, reflecting our commitment to safeguarding data.

a.	Collaborative Approach: We utilize a cross-functional strategy, involving key security, risk, and compliance stakeholders, to preserve data confidentiality and manage cybersecurity threats.
b.	Technical Safeguards: Regular assessments and updates of technical safeguards are based on ongoing vulnerability analyses and threat intelligence.
c.	Incident Response and Recovery: We have established comprehensive incident response and recovery plans, ensuring readiness and effective response to cybersecurity incidents.
d.	Third-Party Risk Management: Rigorous controls are in place to mitigate risks associated with third-party service providers, including security risk assessments and contractual security requirements.
e.	Education and Awareness: Regular privacy and security training for employees is conducted to enhance awareness and response to cybersecurity threats.
f.

External Assessments and Attestations, and Certifications: Annual vulnerability and penetration tests and data privacy and protection reviews are performed by third-party experts. No significant findings were identified. OPKO maintains industry certifications such as SOC 2 Type 2 and PCI DSS attestations.

2.

No Material Breaches or Incidents: There have been no material breaches or cybersecurity issues affecting the company. Consequently, no risks from cybersecurity threats or previous cybersecurity incidents have materially affected, nor are they reasonably likely to materially affect, the company's business strategy, results of operations, or financial condition. As of the date of this filing, the company maintains that its cybersecurity measures have been effective in mitigating potential risks associated with cybersecurity threats.

Governance

1.

Board Oversight: The Audit Committee of the Board has direct oversight, regularly reviews reports on cybersecurity risks and vulnerabilities. The Audit Committee is informed about risk assessments, progress of risk reduction initiatives, and feedback from external auditors. Our chief compliance & audit officer (“CCO/CAO”) and his direct report, chief information security officer (“CISO”), have primary responsibility for assessing and managing material cybersecurity risks. The CCO/CAO reports to the Audit Committee, which is the primary governing body that drives alignment on security decisions across the Company. The Audit Committee meets at least four times a year on cybersecurity and such meetings are attended by the CCO/CAO, CISO, chief legal officer (“CLO”), chief financial officer (“CFO”), corporate controller, associate general counsel, and other senior company executives as needed to review security performance metrics, identify security risks, and assess the status of approved security enhancements. The Audit Committee also considers and makes recommendations on security policies and procedures, security service requirements, and risk mitigation.

2.

Expertise and Leadership: Our Chief Compliance & Audit Officer (CCO/CAO) possesses over 27 years of experience in Cyber Security and IT Controls across various complex organizations, including initial tenure at Boston University Medical Center, followed by roles at PricewaterhouseCoopers, Biogen, Vertex Pharmaceuticals, and currently OPKO Health for the past 6 years. The CCO/CAO has a master’s degree in Computer Science with a specialization in Cyber Security from Boston University, a qualifying UK law degree from the University of Edinburgh, an MBA in Accounting, and a Master's of Finance from Northeastern University, in addition to a BA in Economics from Dartmouth College.

The Chief Information Security Officer (CISO) brings over 27 years of experience in Cyber Security and IT Controls, with the last 15 years serving as CISO at OPKO Health and previously at Everest Insurance Corp. Prior experience includes several years at PricewaterhouseCoopers as an IT auditor and Cyber Security consultant. The CISO holds comprehensive Cyber Security accreditations and certifications, including CISSP, CISA, CRISC, CHP, CDRE, and MBCI, and has completed undergraduate degrees in Accounting and Computer Information Systems from Baruch College. The CISO oversees a department comprising five cyber security engineers with extensive experience.

Structured Data Requirement

Consistent with SEC regulations, OPKO Health, Inc. commits to providing the information required by this Item in an Interactive Data File format, in accordance with Rule 405 of Regulation S–T and the EDGAR Filer Manual.

OPKO Health, Inc.'s strategic approach to cybersecurity governance, characterized by our rigorous third-party assessments, industry certifications, and a clear organizational reporting structure, underscores our unwavering dedication to safeguarding sensitive information and maintaining trust.

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

The table below summarizes certain information as to our significant physical properties as of December 31, 2023:

Location	Segment and Purpose	Type of Occupancy
Miami, FL	Diagnostics & Pharmaceutical: Corporate Headquarters	Leased
Weston, Massachusetts	Pharmaceuticals: Research and Development	Leased
Elmwood Park, NJ	Diagnostics: Main Laboratory	Leased
Kiryat Gat, Israel	Pharmaceutical: Research and Development, CTP	Leased
Woburn, MA	Diagnostics	Leased
Nesher, Israel	Pharmaceuticals: API Manufacturing	Leased
Guadalajara, Mexico	Pharmaceuticals: Pharmaceutical Manufacturing	Owned
Banyoles, Spain	Pharmaceuticals: Pharmaceutical Manufacturing	Owned
Palol de Revardit, Spain	Warehouse	Leased
Barcelona, Spain	Pharmaceuticals: Research and Development	Leased
Waterford, Ireland	Pharmaceuticals: Pharmaceutical Manufacturing	Leased
Santiago, Chile	Pharmaceuticals: Office; Warehouse	Leased

ITEM 3.     LEGAL PROCEEDINGS.

We are involved from time to time in various claims and legal actions arising in the ordinary course of business.

In February 2023, the Office of the Attorney General for the State of Texas (“TX OAG”) informed BioReference that it believes that, from 2005 to the present, BioReference may have violated the Texas Medicaid Fraud Prevention Act with respect to claims it presented to Texas Medicaid for reimbursement. BioReference cannot determine the extent of any potential liability at this time. While management cannot predict the outcome of these matters at this time, the ultimate outcome could be material to our business, financial condition, results of operations, and cash flows.

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

On March 1, 2019, the Company received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice, Washington, DC. The CID sets forth document requests and interrogatories in connection with allegations that the Company and certain of its affiliates violated the False Claims Act and/or the Anti-Kickback Statute. On January 13, 2022, the Federal Government notified the U.S.D.C., Middle District Florida, Jacksonville Division, that it declined to intervene in the matter but retained the right, via the Attorney General, to consent to any proposed dismissals of the action by the Court. On February 9, 2022, the States of Florida, Georgia, and Commonwealth of Massachusetts notified the U.S.D.C., Middle District Florida, Jacksonville Division, that they declined to intervene in the matter. Notwithstanding the above declinations, on February 17, 2022, the Company was served with the Relator’s Summons and Complaint (“Complaint”), which had been previously sealed. The complaint alleged violations of the False Claims Act, the California Fraud Preventions Act, the Florida False Claims Act, the Massachusetts False Claims Act, the Georgia False Medicaid Claims Act, and illegal kickbacks. This case was dismissed with prejudice on January 23, 2024.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is traded publicly on the NASDAQ Stock Market (“NASDAQ”) and the Tel Aviv Stock Exchange under the symbol “OPK”.

As of January 30, 2024, there were approximately 368 holders of record of our Common Stock.

We have not declared or paid any cash dividends on our Common Stock. No cash dividends have been previously paid on our Common Stock and none are anticipated in fiscal 2024. We repurchased no shares of Common Stock during the fourth quarter of the year ended December 31, 2023.

Stock Performance Graph

The following graph compares the five-year cumulative total return of our Common Stock with the S&P 500 Index and the NASDAQ Biotechnology Index. The graph assumes $100 invested on December 31, 2018 in our Common Stock and in each of the foregoing indices. The stock price performance reflected in the graph below is not necessarily indicative of future price performance.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
OPKO Health, Inc.	$100.00	$48.84	$131.23	$159.80	$41.53	$50.17
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
NASDAQ Biotechnology	100.00	125.11	158.17	158.2	142.19	148.72

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

OVERVIEW

We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our pharmaceutical business features Rayaldee, an FDA approved treatment for SHPT in adults with stage 3 or 4 CKD and vitamin D insufficiency, and Somatrogon (hGH-CTP), a once-weekly human growth hormone injection for which we have partnered with Pfizer with respect to Somatrogon (hGH-CTP)’s further development and commercialization. Regulatory applications for Somatrogon (hGH-CTP) for the treatment of children and adolescents as young as three years of age with growth disturbance due to insufficient secretion of growth hormone, have been approved in more than 50 markets worldwide, including the United States, European Union Member States, Japan, Canada, and Australia under the brand name NGENLA®.

Aditionally, in May 2022, we acquired ModeX, a biotechnology company focused on developing innovative multi-specific immune therapies for cancer and infectious disease candidates. ModeX has a robust early-stage pipeline with assets in key areas of immuno-oncology and infectious diseases, and we intend to further expand our pharmaceutical product pipeline through ModeX’s portfolio of development candidates.

Our diagnostics business includes BioReference, one of the nation’s largest full service laboratories with a significant sales and marketing team designed to drive growth and leverage new products. Through BioReference, we offer our 4Kscore prostate cancer test and we provide laboratory testing services, primarily to customers in the larger metropolitan areas in New York, New Jersey, Florida, Texas, Maryland, Indiana, Virginia, California, Pennsylvania, Delaware, Washington, DC, Illinois and Massachusetts, as well as to customers in a number of other states. We offer a comprehensive test menu of clinical diagnostics for blood, urine and tissue analysis. This includes hematology, clinical chemistry, immunoassay, infectious disease, serology, hormones, and toxicology assays, as well as Pap smear, anatomic pathology (biopsies) and other types of tissue analysis, as well as testing for COVID-19. We market our laboratory testing services directly to physicians, geneticists, hospitals, clinics, correctional and other health facilities.

We operate established, revenue-generating pharmaceutical platforms in Spain, Ireland, Chile, and Mexico, from which we expect to generate positive cash flow and facilitate future market entry for our products currently in development. We have a development and commercial supply pharmaceutical company as well as a global supply chain operation. We also own FineTech, a specialty API manufacturer in Israel.

RESULTS OF OPERATIONS

Foreign Currency Exchange Rates

For the years ended December 31, 2023, 2022, and 2021, approximately 29.6%, 21.6%, and 7.4% of revenue, respectively, was denominated in currencies other than the U.S. Dollar (USD). Our financial statements are reported in USD; therefore, fluctuations in exchange rates affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting our consolidated financial results. During the years ended December 31, 2023, 2022 and 2021, the most significant currency exchange rate exposures were to the Euro and Chilean Peso. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $34.6 million and $39.9 million at December 31, 2023 and 2022, respectively.

We are subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. We limit foreign currency transaction risk through hedge transactions with foreign currency forward contracts. Under these forward contracts, for any rate above or below the rate fixed by the contract, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date. At December 31, 2023, we had 52 open foreign exchange forward contracts relating to inventory purchases on letters of credit with various notional amounts maturing monthly through January 2024 with a notional value totaling approximately $2.9 million. At December 31, 2022, we had 194 open foreign exchange forward contracts relating to inventory purchases on letters of credit with various notional amounts maturing monthly through January 2023 with a notional value totaling approximately $11.9 million.

For The Years Ended December 31, 2023 and 2022

Our consolidated loss from operations for the years ended December 31, 2023 and 2022 was as follows:

	For the years ended December 31,
(In thousands)	2023	2022	Change	% Change
Revenues:
Revenue from services	$515,275	$755,630	$(240,355)	(32)%
Revenue from products	167,557	142,845	24,712	17%
Revenue from transfer of intellectual property and other	180,663	105,721	74,942	71%
Total revenues	863,495	1,004,196	(140,701)	(14)%
Costs and expenses:
Cost of revenue	545,368	715,977	(170,609)	(24)%
Selling, general and administrative	300,559	372,672	(72,113)	(19)%
Research and development	89,593	73,887	15,706	21%
Contingent consideration	(1,036)	(1,312)	276	21%
Amortization of intangible assets	86,032	87,784	(1,752)	(2)%
Gain on sale of assets	-	(18,559)	18,559	100%
Total costs and expenses	1,020,515	1,230,449	(209,934)	(17)%
Loss from operations	(157,020)	(226,253)	69,233	31%

Diagnostics

	For the years ended December 31,
(In thousands)	2023	2022	Change	% Change
Revenues
Revenue from services	$515,275	$755,630	$(240,355)	(32)%
Total revenues	515,275	755,630	(240,355)	(32)%
Costs and expenses:
Cost of revenue	445,827	627,559	(181,732)	(29)%
Selling, general and administrative	202,341	284,388	(82,047)	(29)%
Research and development	2,508	12,024	(9,516)	(79)%
Amortization of intangible assets	20,195	23,870	(3,675)	(15)%
Gain on sale of assets	-	(18,559)	18,559	100%
Total costs and expenses	670,871	929,282	(258,411)	(28)%
Loss from operations	(155,596)	(173,652)	18,056	10%

Revenue. Revenue from services for the year ended December 31, 2023 decreased by approximately $240.4 million, or 32%, compared to the year ended December 31, 2022. The decrease in revenue for the year ended December 31, 2023 primarily reflected lower demand for COVID-19 testing and lower COVID-19 reimbursement of $189.7 million and $5.1 million, respectively. The reduction in reimbursement reflects an increase in utilization of antigen point of care diagnostic tests as well as a change in the mix of customers, which pay varying contract prices depending on the level of services we provide.  For the year ended December 31, 2023, clinical test volume increased $31.1 million, while clinical test reimbursement decreased $28.4 million, respectively, as a result of the mix of testing ordered. Furthermore, as a result of our sale of GeneDx in April 2022, genomic test revenues decreased by $48.3 million for the year ended December 31, 2023.

Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue for the period in which the related services are rendered. For the years ended December 31, 2023, and 2022, negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $19.2 million and $21.5 million, respectively, were recognized. Revenue adjustments for the year ended December 31, 2023 were primarily due to lower reimbursements from Medicare payors and for the year ended December 31, 2022 were primarily due to lower COVID-19 test reimbursement estimates.

The composition of revenue from services by payor for the years ended December 31, 2023 and 2022 was as follows:

	For the years ended December 31,
(In thousands)	2023	2022
Healthcare insurers	$315,560	$326,144
Government payers	82,502	97,191
Client payers	100,171	316,309
Patients	17,042	15,986
Total	$515,275	$755,630

Client payors include cities, states and companies for which BioReference provides COVID-19 testing services.

Cost of revenue. Cost of revenue for the year ended December 31, 2023 decreased $181.7 million, a decrease of 29% compared to the year ended December 31, 2022. Cost of revenue decreased primarily due to continued cost-reduction initiatives implemented at BioReference, a decline in the volume of COVID-19 tests performed during the year ended December 31, 2023 compared to 2022, and changes in the mix of testing ordered during the period. Furthermore, cost of revenue decreased by $34.9 million as a result of our sale of GeneDx in 2022.

Selling, general and administrative expenses. Selling, general and administrative expenses for the years ended December 31, 2023 and 2022 were $202.3 million and $284.4 million, respectively, respresenting a decrease of 29% from the prior period. Selling, general and administrative expenses in our diagnostics segment decreased primarily due to continued cost-reduction initiatives implemented at BioReference as we strive to return to profitability, as well as decreased expenses due to our sale of GeneDx in 2022.

Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the years ended December 31,
	2023	2022
External expenses:

Research and development employee-related expenses	$1,729	$8,691
Other internal research and development expenses	779	3,333
Total research and development expenses	$2,508	$12,024

The decrease in research and development expenses for the year ended December 31, 2023 was primarily due to the continued cost-reduction initiatives implemented at BioReference and partly as a result of the disposition of GeneDx.

Amortization of intangible assets. Amortization of intangible assets was $20.2 million and $23.9 million for the years ended December 31, 2023 and 2022, respectively. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Amortization expense declined for the year ended December 31, 2023 due to the disposition of GeneDx and as a result of the full amortization of certain acquired intangible assets.

Gain on sale of assets. Gain on sale of assets for the year ended December 31, 2022 was $18.6 million due to the disposition of GeneDx.  There was no comparable transaction for the year ended December 31, 2023.

Pharmaceuticals

	For the years ended December 31,
(In thousands)	2023	2022	Change	% Change
Revenues:
Revenue from products	$167,557	$142,845	$24,712	17%
Revenue from transfer of intellectual property and other	180,663	105,721	74,942	71%
Total revenues	348,220	248,566	99,654	40%
Costs and expenses:
Cost of revenue	99,541	88,418	11,123	13%
Selling, general and administrative	55,687	49,232	6,455	13%
Research and development	87,007	61,275	25,732	42%
Contingent consideration	(1,036)	(1,312)	276	21%
Amortization of intangible assets	65,837	63,914	1,923	3%
Total costs and expenses	307,036	261,527	45,509	17%
Income (loss) from operations	41,184	(12,961)	54,145	418%

Revenue from products. Revenue from products for the year ended December 31, 2023 increased $24.7 million, or 17%, compared to the year ended December 31, 2022. The increase in revenue was driven by growing sales from our international operations, which were positively impacted by foreign exchange fluctuations of approximately $6.3 million, as well as increased sales of Rayaldee. Revenue from sales of Rayaldee for the years ended December 31, 2023, and 2022, was $31.0 million and $27.2 million, respectively, an increase of 14%.

Revenue from transfer of intellectual property and other. For the years ended December 31, 2023 and 2022, revenue from transfer of intellectual property and other principally reflects $90.0 million from Pfizer triggered by the FDA approval of NGENLA (Somatrogon) in 2023, and, in 2022, a $85.0 million regulatory milestone payment based on the commencement of sales from NGENLA (Somatrogon) in Europe and Japan, as well as gross profit share and royalty payments for both NGENLA (Somatrogon) and Pfizer’s Genotropin® (Somatropin) of $22.6 million and $4.4 million for the years ended December 31, 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022, revenue from transfer of intellectual property and other principally reflects $4.1 million and $9.3 million, respectively, of revenue related to the Pfizer Transaction. For the year ended December 31, 2023, revenue from transfer of intellectual property and other included $50.0 million from Merck in consideration for the rights granted to Merck under the Merck Agreement, $7.0 million from VFMCRP triggered by German price approval for Rayaldee, and $2.5 million from Nicoya due to Nicoya’s submission of the investigational new drug application to China's Center for Drug Evaluation. For the year ended December 31, 2022, revenue from transfer of intellectual property and other included $3.0 million related to the achievement of a sales milestone pursuant to the VFMCRP Agreement, and $2.5 million from Nicoya tied to the first anniversary of the effective date of the Nicoya agreement.

Cost of revenue. Cost of revenue for the the year ended December 31, 2023 increased by 13% to $99.5 million compared to the year ended December 31, 2022, which was driven by growing sales in our international operations due primarily to changes in product mix during the period and higher inventory costs compared to the prior period partially impacted by unfavorable foreign exchange fluctuations of $4.4 million.

Selling, general and administrative expenses. Selling, general and administrative expenses for the years ended December 31, 2023 and 2022 were $55.7 million and $49.2 million, respectively, representing an increase of 13% from the prior year period. The increase in selling, general and administrative expenses was due to higher employee-related expenses from our international operations and from higher employee-related expenses from Rayaldee.

Research and development expenses. Research and development expenses for the years ended December 31, 2023 and 2022 were $87.0 million and $61.3 million, respectively, representing an increase of 42% from the prior year. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the years ended December 31,
	2023	2022
External expenses:
Manufacturing expense for biological products	$14,687	$10,038
Phase 3 studies	4,414	9,611
Post-marketing studies	591	35
Earlier-stage programs	45,476	14,347
Research and development employee-related expenses	33,719	25,440
Other internal research and development expenses	4,894	2,951
Third-party grants and funding from collaboration agreements	(16,774)	(1,147)
Total research and development expenses	$87,007	$61,275

The increase in research and development expenses for the year ended December 31, 2023 was primarily due to research expenses at ModeX driven by growth in our early-stage programs, including a $12.5 million payment to Sanofi under the Sanofi In-License Agreement and an increase in employee-related expenses, partially offset by lower expenses related to Somatrogon (hGH-CTP) due to the closure of the open-label extension studies in countries in which Somatrogon (hGH-CTP) received marketing authorization. Research and development expenses for the pharmaceutical segment for the years ended December 31, 2023 and 2022 included equity-based compensation expenses of $4.0 million and $2.6 million, respectively.

Contingent consideration. Contingent consideration for the years ended December 31, 2023 and 2022 reflected reversals of expense of $1.0 million and $1.3 million, respectively. Contingent consideration for the years ended December 31, 2023 and 2022, was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal, and potential amounts payable to former stockholders of OPKO Renal in connection therewith, pursuant to our acquisition agreement in March 2013.

Amortization of intangible assets. Amortization of intangible assets was $65.8 million and $63.9 million, respectively, for the years ended December 31, 2023 and 2022. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. During the year ended December 31, 2022, we reclassified $590.2 million of IPR&D related to Somatrogon (hGH-CTP) from IPR&D in our Consolidated Balance Sheet upon the approval of NGENLA (Somatrogon) in Europe and Japan. The year ended December 2023 had a full year of amortization, while the year ended December 2022 had eleven months of amortization. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years.

Corporate

	For the years ended December 31,
(In thousands)	2023	2022	Change	% Change
Costs and expenses:
Selling, general and administrative	$42,531	$39,052	$3,479	9%
Research and development	78	588	(510)	(87)%
Total costs and expenses	42,609	39,640	2,969	7%
Loss from operations	$(42,609)	$(39,640)	$(2,969)	(7)%

Operating loss for our unallocated corporate operations for the years ended December 31, 2023 and 2022 was $42.6 million and $39.6 million, respectively, and principally reflect general and administrative expenses incurred in connection with our corporate operations. The increase in operating loss for our unallocated corporate operations for the year ended December 31, 2023 was primarily due to an increase in employee-related and professional expenses, partially offset by a decrease in legal expenses.

Other

Interest income. Interest income for the years ended December 31, 2023 and 2022 was $4.0 million and $2.0 million, respectively. The increase is driven by having higher average cash and investment balances as a result of the cash received related to our sale of GeneDx, as well as higher interest rates.

Interest expense. Interest expense for the years ended December 31, 2023 and 2022 was $13.5 million and $12.1 million, respectively. Interest expense was principally related to interest incurred on the 2025 Notes, the 2023 Convertible Notes, the 2033 Senior Notes (in each case as defined in Note 7. Debt to our audited consolidated financial statements contained in this Annual Report on Form 10-K), and BioReference’s outstanding debt under the Credit Agreement.

Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the years ended December 31, 2023 and 2022 were $0.8 million of expense and $0.7 million reversal of expense, respectively. Derivative expense for the years ended December 31, 2023 and 2022 was principally related to the change in fair value on foreign currency forward exchange contracts at OPKO Chile.

Other income (expense), net. Other income (expense), net for the years ended December 31, 2023 and 2022, was $17.0 million and $155.8 million of expense, respectively. Other income (expense), net for the years ended December 31, 2023 and 2022, included $23.0 million and $150.9 million, respectively, of expense as a result of a decrease in the fair value of our investment in GeneDx Holdings. For the year ended December 31, 2023, we recorded $6.7 million of income as a result of GeneDx Holdings achieving specific revenue target milestones for the fiscal year ended December 31, 2022. Foreign currency gains of $1.2 million and losses of $1.8 million were the majority of other expenses for the years ended December 31, 2023 and 2022, respectively.

Income tax benefit (provision). Our income tax benefit (provision) for the years ended December 31, 2023 and 2022 was ($4.4 million) provision and $63.5 million benefit, respectively. For the year ended December 31, 2023, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and operating results in tax jurisdictions which do not result in a tax benefit. For the year ended December 31, 2022, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to changes in the company’s estimated tax liability, the impact from the IPR&D tax basis difference on deferred attribute realization as a result of the acquisition of ModeX, as well as the relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions, and operating results in tax jurisdictions which do not result in a tax benefit.

Loss from investments in investees. We have made investments in certain early stage companies that we believe have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses. Loss from investments in investees was $0.1 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively.

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

Revenue. Revenue from services for the year ended December 31, 2022 decreased by approximately $851.5 million compared to the year ended December 31, 2021. The decrease in revenue for the year ended December 31, 2022 primarily reflected lower demand for COVID-19 testing and lower COVID-19 reimbursement of $650.3 million and $55.1 million, respectively. BioReference performed 3.1 million molecular tests for COVID-19 and 325 thousand serology antibody tests during the year ended December 31, 2022, which represented 28.7% of total testing volume for that period. In comparison, during the year ended December 31, 2021 Bio Reference performed 11.9 million molecular tests for COVID-19 and 0.7 million serology antibody tests,which represented 58.5% of total test volume for that period. The reduction in reimbursement reflected an increase in utilization of antigen point of care diagnostic tests as well as a change in the mix of customers which have varying contract prices depending on the level of services we provide.

For the year ended December 31, 2022, clinical test volume decreased $25.8 million compared to the year ended December 31, 2021. In addition, clinical test reimbursement decreased $54.0 million year over year as a result of the change in the mix of tests ordered. Furthermore, as a result of our sale of GeneDx in 2022, genomic test revenues decreased by $63.9 million for the year ended December 31, 2022, as compared to the prior year.

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

Revenue from transfer of intellectual property and other for the year ended December 31, 2021 represents grants received under the CARES Act totaling $16.2 million.

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

Selling, general and administrative expenses. Selling, general and administrative expenses for the years ended December 31, 2022 and 2021 were $284.4 million and $357.6 million, respectively. Selling, general and administrative expenses in our diagnostics segment increased primarily due to higher variable billing and compensation costs which resulted from an increase in volume and collections during the year ended December 31, 2022, and in marketing costs and other administrative costs directly associated with COVID-19 testing volumes. Selling, general and administrative expenses for the year ended December 31, 2022 also include expenses incurred in connection with certain legal matters and administrative, IT, and marketing costs associated with our investment in the launch of Scarlet Health.

Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the years ended December 31,
	2022	2021
External expenses:
Research and development employee-related expenses	$8,691	$13,266
Other internal research and development expenses	3,333	5,386
Total research and development expenses	$12,024	$18,652

The decrease in research and development expenses for the year ended December 31, 2022 primarily related to the development of more efficient clinical testing services at BioReference and as a result of the sale of GeneDx.

Amortization of intangible assets. Amortization of intangible assets was $23.9 million and $30.6 million for the years ended December 31, 2022 and 2021, respectively. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Amortization expense declined during the year ended December 31, 2022 as a result of the GeneDx Transaction and the full amortization of certain acquired intangible assets.

Gain on sale of assets. Gain on sale of assets for the year ended December 31, 2022, was $18.6 million due to the sale of GeneDx Transaction.

Pharmaceuticals

	For the years ended December 31,
(In thousands)	2022	2021	Change	% Change
Revenues:
Revenue from products	$142,845	$141,770	$1,075	1%
Revenue from transfer of intellectual property and other	105,721	25,842	79,879	309%
Total revenues	248,566	167,612	80,954	48%
Costs and expenses:
Cost of revenue	88,418	91,059	(2,641)	(3)%
Selling, general and administrative	49,232	49,375	(143)	(0)%
Research and development	61,275	59,741	1,534	3%
Contingent consideration	(1,312)	(1,703)	391	23%
Amortization of intangible assets	63,914	19,699	44,215	224%
Gain on sale of asset	—	(31,508)	31,508	100%
Total costs and expenses	261,527	186,663	74,864	40%
Loss from operations	(12,961)	(19,051)	6,090	32%

Revenue from products. Revenue from products for the years ended December 31, 2022 and 2021 was $142.8 million and $141.8 million, respectively. The increase in revenue from products for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily attributable to an increase in sales in our international operating companies offset by foreign exchange fluctuations. Revenue from sales of Rayaldee for the years ended December 31, 2022 and 2021, was $27.3 million and $27.0 million, respectively.

Revenue from transfer of intellectual property and other. Revenue from transfer of intellectual property for the year ended December 31, 2022 reflects $85.0 million of regulatory milestone payments from Pfizer due from the commencement of sales from NGENLA (Somatrogon) in Europe and Japan, as well as royalty payments and gross profit share for both NGENLA (Somatrogon) and Pfizer’s Genotropin® (somatropin), $3.0 million related to a sales milestone pursuant to the VFMCRP Agreement, and $2.5 million from Nicoya tied to the first anniversary of the effective date of the Nicoya Agreement. During the year ended December 31, 2022, we began to receive royalty payments from sales of Rayaldee from VFMCRP pursuant to the VFMCRP Agreement, and we expect these payments to increase as VFMCRP launches Rayaldee in additional territories throughout Europe. For the years ended December 31, 2022, and December 31, 2021, revenue from transfer of intellectual property and other includes $9.3 million and $10.8 million, respectively, of revenue related to the Pfizer Transaction. For the year ended December 31, 2021, revenue from transfer of intellectual property and other also included $1.0 million related to the LeaderMed joint venture, $4.9 million related to the CAMP4 Agreement and a $5.0 million non-refundable upfront payment received under the Nicoya Agreement.

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

The increase in research and development expenses for the year ended December 31, 2022 was primarily due to research expenses at ModeX, partially offset by lower expenses related to Somatrogon (hGH-CTP) due to the closure of the open-label extension studies in countries with marketing authorization, lower expenditure on the Rayaldee COVID-19 study due to the study’s completion, and lower spending as a result of the sale of one of EirGen’s facilities in Waterford, Ireland to Horizon Therapeutics in 2021 discussed below. Research and development expenses for the pharmaceutical segment for the years ended December 31, 2022 and 2021 included equity-based compensation expenses of $2.6 million and $1.3 million, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2023, we had cash and cash equivalents of approximately $95.9 million. Cash used in operations of $28.2 million for year ended December 31, 2023 principally reflects milestone payments of $90.0 million, $7.0 million and $2.5 million from Pfizer, VFMCRP and Nicoya, respectively, which were offset by general and administrative expenses related to our corporate operations and research and development expenses. Cash used in investing activities of $18.2 million for the year ended December 31, 2023 primarily reflects an investment of $5.0 million in GeneDx Holdings Class A common stock, capital expenditures of $16.3 million, offset by proceeds from the sale of property plant and equipment of $2.7 million. Cash used in financing activities of $11.3 million primarily reflects net borrowings on our lines of credit and $3.0 million redemption of the 2033 Senior Notes. We have historically not generated sustained positive cash flow sufficient to offset our operating and other expenses, and our primary sources of cash have been from the public and private placement of equity, the issuance of the 2023 Convertible Notes, the 2025 Convertible Notes, and credit facilities available to us.

In January 2024, we completed a private offering of $230.0 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2029 (the “144A Notes”) in accordance with the terms of the note purchase agreement (the “144A Note Purchase Agreement”) entered into by and between by the Company and J.P. Morgan Securities LLC (the “Initial Purchaser”). The $230.0 million aggregate principal amount of 144A Notes includes $30.0 million aggregate principal amount of 144A Notes purchased on the Closing Date by the Initial Purchaser in accordance with its exercise in full of its option to purchase additional 144A Notes under the 144A Note Purchase Agreement.

The Company received net proceeds from the issuance of the 144A Notes of approximately $222.0 million, after deducting fees and estimated offering expenses payable by the Company. The Company used approximately $50.0 million of the net proceeds from the offering of the 144A Notes to repurchase shares of the Company’s common stock, par value $0.01 per share, from purchasers of the 144A Notes in privately negotiated transactions effected with or through the Initial Purchaser or its affiliate.  The purchase price per share of the Common Stock repurchased in such transactions equaled the closing sale price of the Common Stock on January 4, 2024, which was $0.9067 per share. Also, contemporaneously with the pricing of the 144A Notes, the Company entered into separate, privately negotiated transactions with certain holders of the Company’s outstanding 4.50% Convertible Senior Notes due 2025 to repurchase, on the closing date, approximately $144.4 million aggregate principal amount of such notes. The Company effected such repurchases for cash, using $146.3 million of the net proceeds from the offering of the 144A Notes.

Additionally, the Company issued and sold approximately $71.1 million aggregate principal amount of its 3.75% Convertible Senior Notes due 2029 (the “Affiliate Notes” and, together with the 144A Notes, the “Notes”) pursuant to the terms of a note purchase agreement entered into on January 4, 2024 (the “Affiliate Note Purchase Agreement”) by and among the Company and certain investors including, Frost Gamma Investments Trust, a trust controlled by Phillip Frost, M.D., the Company’s Chairman and Chief Executive Officer, and Jane H. Hsiao, Ph.D., MBA, the Company’s Vice-Chairman and Chief Technical Officer (collectively, the “Affiliate Purchasers”). Pursuant to the Affiliate Note Purchase Agreement, the Company issued and sold the Affiliate Notes to the Affiliate Purchasers in exchange for $55.0 million aggregate principal amount of the Company’s existing 5% Convertible Promissory Notes, together with approximately $16.1 million of accrued but unpaid interest thereon, held by the Affiliate Purchasers.

Holders may convert their notes at their option prior to the close of business on the business day immediately preceding September 15, 2028 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2024 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five consecutive business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price (as defined herein) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after September 15, 2028 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing conditions. Upon conversion of a note, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. However, before we satisfy the share reservation condition, we will be required to elect to deliver solely cash or, subject to certain limitations, a combination of cash and shares of our common stock upon conversion.

The conversion rate is initially equal to 869.5652 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $1.15 per share of common stock). The conversion rate for the 144A Notes will be subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date of the notes or if we deliver a notice of redemption, in certain circumstances we will increase the conversion rate of the 144A Notes for a holder who elects to convert its notes in connection with such a corporate event, or notice of redemption as the case my be.

We may not redeem the notes prior to the maturity date, and no sinking fund is provided for the notes. If we undergo a fundamental change, holders may require us to purchase the notes in whole or in part for cash at a fundamental change purchase price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date. The notes will be our senior unsecured obligations and will rank senior in right of payment to any indebtedness that is expressly subordinated in right of payment to the notes, and equal in right of payment with all of our existing and future unsecured indebtedness that is not so subordinated (including, without limitation, our Existing Convertible Notes). The notes will also be effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness (including, without limitation, with respect to our assets pledged for our non-recourse pledge of certain equity interests in certain of our subsidiaries in connection with the BioReference Credit Agreement (as defined herein)) and structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries (including, without limitation, liabilities of our subsidiaries under the BioReference Credit Agreement).

On September 28, 2023, ModeX was awarded a BARDA Contract by BARDA, part of the Administration for Strategic Preparedness and Response at the U.S. Department of Health and Human Services, to advance a platform and specific candidates designed to address a range of public health threats in viral infectious diseases. Pursuant to the BARDA Contract, we will receive $59.0 million over a five-year period through February 2028 for the development, manufacturing, and execution of a Phase 1 clinical trial for a next-generation MSTAR multispecific antibody with broad neutralizing activity against known variants of SARS-CoV-2. We are eligible to receive up to an additional $109.6 million from BARDA upon achieving particular milestones to develop multispecific antibodies targeting other viral pathogens such as influenza. As of December 31, 2023, the aggregate amount remaining to be funded by BARDA, subject to performance obligations and excluding unexercised contract options, was $57.8 million.

In June 2023, the FDA approved NGENLA (Somatrogon), a once-weekly injection to treat pediatric growth hormone deficiency in the United States. With the achievement of the FDA approval milestone, during the year ended December 31, 2023, we received and recorded $90.0 million of revenue under the Restated Pfizer Agreement.

On March 8, 2023, ModeX, the Company (with respect to certain sections), and Merck entered into the Merck Agreement pursuant to which Merck obtained a license to certain patent rights and know-how in connection with the development of ModeX’s preclinical nanoparticle vaccine candidate targeting the Epstein-Barr Virus. We received an initial, one-time, non-refundable upfront payment of $50.0 million in April 2023 in consideration of the rights granted to Merck under the Merck Agreement. ModeX is also a party to the Sanofi In-License Agreement and certain of the rights provided by ModeX to Merck under the Merck Agreement were obtained by ModeX from Sanofi pursuant to the Sanofi In-License Agreement. Under the Sanofi In-License Agreement Sanofi is entitled to certain of the upfront payment, milestones and royalties received by ModeX under the Merck Agreement, and, accordingly, we paid $12.5 million to Sanofi during the year ended December 31, 2023.

As part of their strategic collaboration, ModeX and Merck have put in place a research plan to manage research and other development activities related to the development of a vaccine assembled using our platform for Epstein-Barr Virus or Product (as defined in the MErck Agreement) including a joint steering committee to facilitate the research program. As part of the research plan, they will use a third-party contract development and manufacturing organization to carry out such activities unless otherwise agreed. Development costs incurred by ModeX in furtherance of these development activities will be reimbursed by Merck. To date, we have spent $14.2 million of development costs related to the Epstein -Barr Virus, for which Merck has provided reimbursement in full.

On May 9, 2022, the Company entered into the ModeX Merger Agreement (as defined in Note 1 to the audited consolidated financial statements contained in this Annual Report on Form 10-K), pursuant to which we acquired ModeX. The Company paid the entirety of the $300.0 million purchase price in shares of Common Stock issued to the former stockholders of ModeX. Such shares were valued at $219.4 million, based on the closing price per share of our Common Stock of $2.44 as reported by NASDAQ on the closing date, which reflected the deduction from the purchase price of the value of certain equity awards issued by the Company to ModeX employees in an aggregate amount equal to $12.4 million on the closing date. Included in the total fair value of consideration transferred of $221.7 million were $2.3 million of fully vested equity awards.

On April 29, 2022, the Company completed the sale of GeneDx. GeneDx Holdings paid to the Company aggregate consideration of $150 million in cash (before deduction of transaction expenses and other customary purchase price adjustments), together with the Closing Shares (as defined in Note 1 to the audited consolidated financial statements contained in this Annual Report on Form 10-K). Based on the closing stock price of GeneDx Holdings as of April 29, 2022, the total upfront consideration represented approximately $322 million. Additionally, subject to GeneDx achieving certain revenue targets for the fiscal years ended December 31, 2022 and 2023, we were eligible to receive an earnout payment in cash or stock (at GeneDx Holdings’ discretion) equal to a maximum of 30.9 million shares of GeneDx Holdings’ Class A common stock if paid in stock. In 2023, we received 23.1 million shares of Class A Common Stock with respect to Milestone Consideration (as defined in Note 1 to the audited consolidated financial statements contained in this Annual Report on Form 10-K) for the year ended December 31, 2022; however, we do not expect to receive any GeneDx Milestone Consideration with respect to the year ended December 31, 2023. As of December 31, 2023, the aggregate value of our GeneDx Holdings investment based on the quoted market price of their respective shares of common stock and the number of shares held by us was $13.0 million.

In April 2022, Pfizer notified OPKO that NGENLA (Somatrogon), a once-weekly injection to treat pediatric growth hormone deficiency, received pricing approval in Germany and Japan. NGENLA was granted marketing authorization by the Ministry of Health, Labour and Welfare in Japan and by the European Commission in January and February of 2022, respectively. With the achievement of these milestones, we received $85.0 million in milestone payments in 2022 under the Restated Pfizer Agreement.

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

In February 2018, we issued the 2023 Convertible Promissory Notes in the aggregate principal amount of $55.0 million, with an original maturity date in February 2023. Each holder of a 2023 Convertible Note has the option, from time to time, to convert all or any portion of the outstanding principal balance of such 2023 Convertible Note, together with accrued and unpaid interest thereon, into shares of our Common Stock at a conversion price of $5.00 per share.

As of December 31, 2023, the total commitments under our amended and restated credit agreement, dated August 30, 2021 (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“CB”) and our lines of credit with financial institutions in Chile and Spain were $37.9 million, of which $25.3 million was drawn as of December 31, 2023. At December 31, 2023, the weighted average interest rate on these lines of credit was approximately 7.52%. These lines of credit are short-term and are used primarily as a source of working capital. The highest aggregate principal balance at any time outstanding during the year ended December 31, 2023, was $29.7 million. We intend to continue to draw on these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.

The Credit Agreement provides for a $50.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. The Credit Agreement matures on August 30, 2025, and is guaranteed by all of BioReference’s domestic subsidiaries, subject to certain exceptions. The Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, subject to certain exceptions, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base composed of eligible accounts receivable of BioReference and certain of its subsidiaries, as specified therein. As of December 31, 2023, $12.7 million remained available for borrowing under the Credit Agreement.

In connection with our agreements with Merck, Pfizer, VFMCRP, Nicoya and CAMP4, we are eligible to receive various milestone payments and royalty considerations. Under the terms of the Merck Agreement, we received an initial payment of $50.0 million and are also eligible to receive up to an additional $872.5 million upon the achievement of certain commercial and development milestones under several indications. We are also eligible to receive tiered royalty payments ranging from high single digits to low double digits upon achievement of certain sales targets of the Product (as defined in the Merck Agreement). Under the terms of the Restated Pfizer Agreement, we have received or are eligible to receive up to an additional $275.0 million upon the achievement of certain regulatory milestones, including $90 million triggered by the FDA approval in the United States and $85 million due to the commencement of sales of NGENLA (Somatrogon) in Europe and Japan, which we received in 2022. In addition, we are eligible to receive regional, tiered gross profit sharing for both Somatrogon (hGH-CTP) and Pfizer’s Genotropin®. Under the terms of the VFMCRP Agreement, we are entitled to receive up to an additional $15 million in regulatory milestones and $200 million in milestone payments tied to the launch, pricing and sales of Rayaldee, including a $7 million regulatory milestone payment we recorded in the first quarter of 2023 triggered by the German price approval for Rayaldee and $3 million regulatory milestone payment we recognized in 2022 following the first sale of Rayaldee in Europe. In addition, we are eligible to receive tiered, double-digit royalty payments. Under the terms of the Nicoya Agreement, we received an initial upfront payment of $5 million and are eligible to receive an aggregate of $5 million tied to the first anniversary of the effective date of the Nicoya Agreement, of which we have received $2.5 million. Furthermore, we received the additional $2.5 million upon Nicoya’s submission of the investigational new drug application to the Center for Drug Evaluation of China in March 2023. We are also eligible to receive up to an additional aggregate amount of $115 million upon the achievement of certain development, regulatory and sales-based milestones by Nicoya for the Nicoya Product in the Nicoya Territory. We are also eligible to receive tiered, double digit royalty payments at rates in the low double digits on net product sales within the Nicoya Territory and in the Nicoya Field. Under the terms of the CAMP4 Agreement, we received an initial upfront payment of $1.5 million.

In connection with our acquisitions of CURNA, OPKO Diagnostics and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As of December 31, 2023, we had no contingent consideration recorded in accrued expenses and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. As of December 31, 2022, $1.0 million of contingent consideration was recorded in accrued expenses and other long-term liabilities. Refer to Note 6.

We believe that the cash and cash equivalents on hand at December 31, 2023 and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements, and the timing of those requirements, will depend on a number of factors, including the approval and success of our products and products in development, particularly our long acting Somatrogon (hGH-CTP) for which we have received approval in over 50 markets, including the United States, Europe, Japan, Australia and Canada, the commercial success of Rayaldee, BioReference’s financial performance, possible acquisitions and dispositions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and results of government investigations, payor claims, and legal proceedings that may arise, including, without limitation class action and derivative litigation to which we are subject, and our ability to obtain insurance coverage for such claims. We have historically not generated sustained positive cash flow and if we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions or reduce our marketing or sales efforts or cease operations.

The following table provides information as of December 31, 2023, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations
(In thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Open purchase orders	$29,339	$4,959	$415	$—	$—	$—	$34,713
Operating leases	12,996	11,050	9,156	8,480	7,817	17,636	67,135
Capital leases	2,898	2,335	1,751	955	218	1,943	10,100
2033 Senior Notes, 2025 and 2023 Convertible Notes	—	214,275	—	—	—	50	214,325
Mortgages and other debts payable	2,358	1,586	1,362	1,101	1,110	3,636	11,153
Lines of credit	14	13	—	—	—	—	27
Interest commitments	6,791	3,943	208	206	141	474	11,763
Total	$54,396	$238,161	$12,892	$10,742	$9,286	$23,739	$349,216

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

Goodwill and intangible assets. Goodwill, IPR&D and other intangible assets acquired in business combinations, licensing and other transactions was $1.5 billion and $1.6 billion at December 31, 2023 and 2022, respectively.

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

Goodwill was $598.3 million and $595.9 million at December 31, 2023 and 2022, respectively. Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value.

Net intangible assets other than goodwill were $0.9 billion and $1.0 billion at December 31, 2023 and 2022, respectively, including IPR&D of $195.0 million at December 31, 2023 and 2022. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products and IPR&D. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges may occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment.

Upon obtaining regulatory approval, IPR&D assets are then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the project is abandoned, the IPR&D asset is charged to expense. Finite lived intangible assets are tested for impairment when events or changes in circumstances indicate it is more likely than not that the carrying amount of such assets may not be recoverable. The testing includes a comparison of the carrying amount of the asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. We believe that our estimates and assumptions in testing goodwill and other intangible assets, including IPR&D, for impairment are reasonable and otherwise consistent with assumptions that marketplace participants would use in their estimates of fair value. Based on the current financial performance of our diagnostic segment and our Ireland reporting unit, which includes Eirgen and Rayaldee, if future results are not consistent with our estimates and assumptions, then we may be exposed to impairment charges, which could be material. At December 31, 2023, the combined goodwill of our diagnotics segment and our Ireland reporting unit was $367.3 million. No impairment charges were recognized for the years ended December 31, 2023, 2022, or 2021.

During the year ended December 31, 2022, we reclassified $590.2 million of IPR&D related to Somatrogon (hGH-CTP) from IPR&D in our Consolidated Balance Sheet upon the approval of NGENLA (Somatrogon) in Europe and Japan. The assets are being amortized on a straight-line basis over their estimated useful life of approximately 12 years.

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $86.0 million, $87.8 million and $50.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. For the year ended December 31, 2023, and 2022, negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $19.2 million and $21.5 million, respectively, were recognized. Revenue adjustments for the year ended December 31, 2023 were primarily due to the composition of patient pay mix and for the year ended December 31, 2022 were primarily due to lower COVID-19 test reimbursement estimates.

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

Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of December 31, 2023 and 2022, we have liabilities of approximately $3.1 million and $1.8 million within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.

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

We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the years ended December 31, 2023, 2022 and 2021, we recognized $31.0 million, $27.2 million and $27.0 million in net product revenue from sales of Rayaldee.

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

BARDA Contract: Revenue from the BARDA contract is generated under terms that are cost plus fee. We recognize revenue using the incurred costs output method to measure progress. As the government has access to development research, it benefits incrementally as R&D activities occur. Revenue will only be recognized when research and development services are performed to the extent of actual costs incurred.

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

For the years ended December 31, 2023, 2022 and 2021, we recorded $180.7 million, $105.7 million and $25.8 million of revenue from the transfer of intellectual property and other, respectively. For the years ended December 31, 2023, and 2022, revenue from transfer of intellectual property and other principally reflects $90.0 million from Pfizer triggered by the FDA approval of NGENLA (Somatrogon), and in 2022, a $85.0 million regulatory milestone payments based on the commencement of sales from NGENLA (Somatrogon) in Europe and Japan, as well as gross profit share and royalty payments for both NGENLA (Somatrogon) and Pfizer’s Genotropin® (Somatropin) of $22.6 million and $4.4 million, respectively, for the years ended December 31, 2023, and 2022. For the years ended December 31, 2023, 2022, and 2021, revenue from transfer of intellectual property and other principally reflects $4.1 million, $9.3 million and $10.8 million, respectively, of revenue related to the Pfizer Transaction (as defined in Note 16). For the year ended December 31, 2023, revenue from transfer of intellectual property and other included $50.0 million from Merck in consideration for the rights granted to Merck under the Merck Agreement, $7.0 million from VFMCRP triggered by the German price approval for Rayaldee and $2.5 million from Nicoya due to Nicoya’s submission of the investigational new drug application to China's Center for Drug Evaluation. For the year ended December 31, 2022, revenue from transfer of intellectual property and other included $3.0 million related to a sales milestone pursuant to the VFMCRP Agreement, and $2.5 million from Nicoya tied to the first anniversary of the effective date of the agreement.  For the year ended December 31, 2021, revenue from transfer of intellectual property and other principally included $1.0 million related to the LeaderMed joint venture, $4.9 million related to the CAMP4 Agreement and a $5.0 million non-refundable upfront payment received under the Nicoya Agreement.

Contract liabilities relate to cash consideration that OPKO receives in advance of satisfying the related performance obligations. Changes in the contractual liabilities balance for the years ended December 31, 2023 are as follows:

(In thousands)
Balance at December 31, 2022	$138
Balance at December 31, 2023	7
Revenue recognized in the period from:
Amounts included in contracts liability at the beginning of the period	$131

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

While we have receivables due from federal and state governmental agencies, such receivables are not a credit risk because federal and state governments fund the related healthcare programs. Payment is primarily dependent upon submitting appropriate documentation. At December 31, 2023 and 2022, receivable balances (net of explicit and implicit price concessions) from Medicare and Medicaid were 6.7% and 14.2%, respectively, of our consolidated Accounts receivable, net.

The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At December 31, 2023 and 2022, receivables due from patients represented approximately 2.0% and 2.9%, respectively, of our consolidated accounts receivable, net.

We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for credit losses was $2.0 million and $4.2 million at December 31, 2023 and 2022, respectively. The credit loss expense for the years ended December 31, 2023, 2022 and 2021 was $0.3 million, $0.3 million and $0.4 million, respectively.

Accounts receivable as of December 31, 2023 included $0.6 million of government contract revenue earned under the BARDA contract.

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

Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which are used in our testing laboratories. Inventory obsolescence expense for the years ended December 31, 2023, 2022 and 2021 was $8.1 million, $4.1 million and $6.5 million, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting standards yet to be adopted.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ ASU 2023-09 “), which modifies the rules on income tax disclosures to require entities to disclose (i) specific categories in the rate reconciliation, (ii) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (iii) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07“). ASU 2023-07 enhances disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 improve financial reporting by requiring all public entities to disclose incremental segment information on an annual and interim basis to enable investors to develop more useful financial analyses. Topic 280 requires that a public entity disclose certain information about its reportable segments, for example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. ASC 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The ASU 2023-07 amendments do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. A public entity should retrospectively apply ASU 2023-07 amendments to all prior periods presented in the financial statements. The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023 (e.g., for calendar-year-end public entities, annual periods beginning on January 1, 2024 — i.e., December 31, 2024, Form 10-K), and interim periods within fiscal years beginning after December 15, 2024 (e.g., for calendar-year-end public entities, interim periods beginning on January 1, 2025 — i.e., Form 10-Q for the first quarter of 2025). Early adoption is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

In December 2022, the European Union member states voted unanimously to adopt a Directive implementing the Pillar 2 (global minimum tax) rules, giving member states until December 31, 2023, to implement the Directive into national legislation. Further details regarding implementing these rules are expected, and if implemented, such reform may increase our tax liabilities, compliance costs and reduce our profitability. Pillar 2 is effective from January 1, 2024, and will be treated as a period cost in future years and does not impact operating results in 2023.

Recently adopted accounting standards.

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equty (Subtopic 815-40).” ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. The ASU is effective for public entities for fiscal years beginning after December 15, 2021, with early adoption permitted. As required, we adopted ASU 2020-06 on January 1, 2022 and used the modified retrospective approach for all convertible debt instruments at the beginning of the period of adoptions. Results for reporting periods beginning January 1, 2022 are presented under ASU 2020-06, while prior period amounts were not adjusted and continue to be reported in accordance with historic accounting guidance.

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

Foreign Currency Exchange Rate Risk – We operate globally, and, we are subject to foreign exchange risk in our commercial operations as portions of our revenues are exposed to changes in foreign currency exchange rates, primarily those for the Chilean Peso, the Mexican Peso, and the Euro.

From time to time, we manage our exposure to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. Certain firmly committed transactions may be hedged with foreign exchange forward contracts. As exchange rates change, gains and losses on the exposed transactions are partially offset by gains and losses related to the hedging contracts. Both the exposed transactions and the hedging contracts are translated and fair valued, respectively, at current spot rates, with gains and losses included in earnings. We do not enter into foreign exchange or other derivative contracts for trading or speculative purposes.

Our derivative activities, which consist of foreign exchange forward contracts, are intended to economically hedge forecasted cash flows that are exposed to foreign currency risk. The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ respective maturity dates. As exchange rates change, gains and losses on these contracts are generated based on the changes in the exchange rates that are recognized in the Consolidated Statements of Operations and offset the impact of the change in exchange rates on the foreign currency cash flows that are hedged. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, our results could be negatively impacted due to effectively unhedged currency related fluctuations. Our foreign exchange forward contracts primarily hedge exchange rates on the Chilean Peso to the U.S. dollar. If Chilean Pesos were to strengthen or weaken in relation to the U.S. dollar, our loss or gain on hedged foreign currency cash-flows would be offset by the derivative contracts, with a net effect of zero.

For the years ended December 31, 2023, 2022, and 2021, approximately 29.6%, 21.6%, and 7.4% of revenue was denominated in currencies other than the U.S. Dollar (USD). Our financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting our consolidated financial results. During the years ended December 31, 2023 and 2022, the most significant currency exchange rate exposures were to the Euro and Chilean Peso. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $34.6 million and $39.9 million at December 31, 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022, fluctuations in exchange rates exposed us to additional foreign currency transaction risk, and we entered into a greater number of foreign exchange forward contracts than in the prior year. For information on such open foreign exchange forward contracts for the years ended December 31, 2023 and 2022 see “Management’s Discussion and Analysis—Results of Operations— Foreign Currency Exchange Rates.”

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price, or equity price risk.

Interest Rate Risk – Our exposure to interest rate risk relates to our cash and investments and to our borrowings. We generally maintain an investment portfolio of money market funds and marketable securities. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced interest income.

At December 31, 2023, we had cash and cash equivalents of $95.9 million. The weighted average interest rate related to our cash and cash equivalents for the year ended December 31, 2023 was approximately 3.5%. As of December 31, 2023, the principal outstanding balances under BioReference’s Credit Agreement with CB and our Chilean and Spanish lines of credit was $25.3 million in the aggregate at a weighted average interest rate of approximately 7.52%.

Our outstanding convertible senior and senior notes have fixed rates of interest; therefore, we are not exposed to interest rate rish on those instruments. See Note 7 and Note 22 to the audited consolidated financial statements contained in this Annual Report on Form 10-K.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yield without significantly increasing risk. To achieve this objective, we may invest our excess cash in debt instruments of the U.S. Government and its agencies, bank obligations, repurchase agreements and high-quality corporate issuers, and money market funds that invest in such debt instruments, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than three months.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of OPKO Health, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OPKO Health, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule included at Item 15(a)(1) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Variable Consideration in Determining Revenue from Services
Description of the Matter

For the year ended December 31, 2023, the Company recorded revenue from services of $515.3 million. As discussed in Note 15 to the consolidated financial statements, revenue from services includes amounts due under third-party and government payer programs, net of estimates for explicit and implicit price concessions and other elements of variable consideration. The Company estimates variable consideration by evaluating, among other factors, recent collections experience as well as changes in reimbursement regulations, claims processing and coverage determinations.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s variable consideration estimation process, including management’s review of collections experience and the evaluation of factors that would affect the amount of variable consideration described above.

To test the variable consideration estimate, we performed audit procedures that included, among others, assessing the methodology used and testing the underlying data used by the Company in its analysis. We assessed the historical accuracy of management’s estimate and reviewed management’s sensitivity analyses to evaluate the changes in variable consideration that would result from changes in the expected collection rates used and the corresponding effect on revenue from services.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

Miami, Florida

March 1, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of OPKO Health, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited OPKO Health, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, OPKO Health, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated March 1, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Miami, Florida

March 1, 2024

OPKO Health, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$95,881	$153,191
Accounts receivable, net	123,379	127,312
Inventory, net	65,697	74,060
Other current assets and prepaid expenses	24,519	39,962
Total current assets	309,476	394,525
Property, plant and equipment, net	75,429	82,879
Intangible assets, net	740,283	823,520
In-process research and development	195,000	195,000
Goodwill	598,260	595,851
Investments	16,082	28,080
Operating lease right-of-use assets	68,088	38,725
Other assets	9,080	8,679
Total assets	$2,011,698	$2,167,259
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$69,677	$66,993
Accrued expenses	90,086	98,269
Current maturities of operating leases	12,996	11,628
Current portion of convertible notes	—	3,050
Current portion of lines of credit and notes payable	27,293	33,540
Total current liabilities	200,052	213,480
Operating lease liabilities	54,140	27,963
Convertible notes	214,325	210,371
Deferred tax liabilities	126,773	126,426
Other long-term liabilities, principally contract liabilities, contingent consideration and lines of credit	27,189	27,371
Total long-term liabilities	422,427	392,131
Total liabilities	622,479	605,611
Equity:
Common Stock - $0.01 par value, 1,000,000,000 shares authorized; 781,936,885 and 781,306,164 shares issued at December 31, 2023 and 2022, respectively	7,820	7,813
Treasury Stock, - 8,655,082 shares at December 31, 2023 and 2022, respectively	(1,791)	(1,791)
Additional paid-in capital	3,433,006	3,421,872
Accumulated other comprehensive loss	(38,030)	(43,323)
Accumulated deficit	(2,011,786)	(1,822,923)
Total shareholders’ equity	1,389,219	1,561,648
Total liabilities and equity	$2,011,698	$2,167,259

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the years ended December 31,
	2023	2022	2021
Revenues:
Revenue from services	$515,275	$755,630	$1,607,106
Revenue from products	167,557	142,845	141,770
Revenue from transfer of intellectual property and other	180,663	105,721	25,842
Total revenues	863,495	1,004,196	1,774,718
Costs and expenses:
Cost of service revenue	445,830	627,548	1,102,172
Cost of product revenue	99,538	88,429	91,022
Selling, general and administrative	300,559	372,672	468,857
Research and development	89,593	73,887	76,850
Contingent consideration	(1,036)	(1,312)	(1,703)
Amortization of intangible assets	86,032	87,784	50,278
Gain on sale of assets	—	(18,559)	(31,508)
Total costs and expenses	1,020,516	1,230,449	1,755,968
Operating income (loss)	(157,021)	(226,253)	18,750
Other income and (expense), net:
Interest income	3,983	1,981	28
Interest expense	(13,506)	(12,056)	(18,880)
Fair value changes of derivative instruments, net	(781)	649	846
Other income (expense), net	(16,994)	(155,842)	(14,769)
Other expense, net	(27,298)	(165,268)	(32,775)
Loss before income taxes and investment losses	(184,319)	(391,521)	(14,025)
Income tax benefit (provision)	(4,437)	63,499	(15,489)
Net loss before investment losses	(188,756)	(328,022)	(29,514)
Loss from investments in investees	(107)	(383)	(629)
Net loss	$(188,863)	$(328,405)	$(30,143)
Loss per share basic and diluted:
Loss per share	$(0.25)	$(0.46)	$(0.05)
Weighted average number of common shares outstanding, basic and diluted	751,765,915	719,060,942	648,077,716

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the years ended December 31,
	2023	2022	2021
Net loss	$(188,863)	$(328,405)	$(30,143)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	5,293	(12,828)	(26,270)
Comprehensive loss	$(183,570)	$(341,233)	$(56,413)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

For the years ended December 31, 2023, 2022, 2021

					Additional	Accumulated Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at December 31, 2020	670,585,576	$6,706	(549,907)	(1,791)	$3,152,694	$(4,225)	$(1,481,833)	$1,671,551
Equity-based compensation expense	—	—	—	—	13,632	—	—	13,632
Exercise of common stock options and warrants	445,437	5	—	—	1,076	—	—	1,081
Conversion of 2025 convertible notes	19,051,270	190	(8,105,175)	—	55,085	—	—	55,275
Net loss	—	—	—	—	—	—	(30,143)	(30,143)
Other comprehensive loss	—	—	—	—	—	(26,270)	—	(26,270)
Balance at December 31, 2021	690,082,283	$6,901	(8,655,082)	(1,791)	$3,222,487	$(30,495)	$(1,511,976)	$1,685,126

					Additional	Accumulated Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at December 31, 2021	690,082,283	$6,901	(8,655,082)	$(1,791)	$3,222,487	$(30,495)	$(1,511,976)	$1,685,126
Equity-based compensation expense	—	—	—	—	18,509	—	—	18,509
Exercise of common stock options and warrants	629,837	6	—	—	(780)	—	—	(774)
Adoption of ASU 2020-06	—	—	—	—	(39,100)	—	17,458	(21,642)
ModeX Acquisition	90,594,044	906	—	—	220,756	—	—	221,662
Net loss	—	—	—	—	—	—	(328,405)	(328,405)
Other comprehensive loss	—	—	—	—	—	(12,828)	—	(12,828)
Balance at December 31, 2022	781,306,164	$7,813	(8,655,082)	$(1,791)	$3,421,872	$(43,323)	$(1,822,923)	$1,561,648

					Additional	Accumulated Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at December 31, 2022	781,306,164	$7,813	(8,655,082)	(1,791)	$3,421,872	$(43,323)	$(1,822,923)	$1,561,648
Equity-based compensation expense	—	—	—	—	11,413	—	—	11,413
Exercise of common stock options and warrants	630,721	7	—	—	(279)	—	—	(272)
Net loss	—	—	—	—	—	—	(188,863)	(188,863)
Other comprehensive income	—	—	—	—	—	5,293	—	5,293
Balance at December 31, 2023	781,936,885	$7,820	(8,655,082)	(1,791)	$3,433,006	$(38,030)	$(2,011,786)	$1,389,219

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(188,863)	$(328,405)	$(30,143)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	105,297	108,655	78,716
Non-cash interest	2,750	2,750	9,389
Amortization of deferred financing costs	1,222	1,161	785
Losses from investments in investees	107	383	629
Equity-based compensation – employees and non-employees	11,413	18,509	13,632
Non-cash revenue from the transfer of intellectual property	—	—	(3,801)
Realized loss (gain) on disposal of fixed assets and sales of equity securities	1,321	(455)	(33,922)
Loss on conversion of the 2025 Notes	—	—	11,111
Change in fair value of equity securities and derivative instruments	17,647	153,835	3,967
Change in fair value of contingent consideration	(1,036)	(1,312)	(1,703)
Gain on sale of GeneDx	—	(18,559)	—
Deferred income tax provision	146	(74,405)	10,159
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	3,411	128,602	5,232
Inventory, net	15,197	13,662	30,684
Other current assets and prepaid expenses	7,164	(3,416)	1,478
Other assets	(288)	1,935	260
Accounts payable	2,828	(9,388)	(10,847)
Foreign currency measurement	(1,036)	2,369	2,345
Contract liabilities	(131)	(329)	(15,911)
Accrued expenses and other liabilities	(5,346)	(90,781)	(33,723)
Net cash (used in) provided by operating activities	(28,197)	(95,189)	38,337
Cash flows from investing activities:
Investments in investees	(5,000)	—	(2,000)
Proceeds from sale of investments	364	115,423	8,079
Acquisition of businesses, net of cash acquired	—	(1,758)	(4,000)
Proceeds from the sale of property, plant and equipment	2,713	1,951	66,026
Capital expenditures	(16,275)	(24,578)	(32,156)
Net cash (used in) provided by investing activities	(18,198)	91,038	35,949
Cash flows from financing activities:
Debt issuance costs	—	—	(188)
Net activity from the exercise of common stock options and warrants	(272)	(774)	1,081
Borrowings on lines of credit	671,678	1,059,519	1,684,713
Repayments of lines of credit	(679,709)	(1,035,774)	(1,695,956)
Redemption of 2033 Senior Notes	(3,000)	—	—
Net cash (used in) provided by financing activities	(11,303)	22,971	(10,350)
Effect of exchange rate changes on cash and cash equivalents	388	(339)	(1,437)
Net increase (decrease) in cash and cash equivalents	(57,310)	18,481	62,499
Cash and cash equivalents at beginning of period	153,191	134,710	72,211
Cash and cash equivalents at end of period	$95,881	$153,191	$134,710
SUPPLEMENTAL INFORMATION:
Interest paid	$8,135	$7,420	$8,515
Income taxes paid, net of refunds	$3,712	$8,037	$5,969
Operating lease right-of-use assets obtained in exchange for lease obligations	$29,363	$—	$6,493
Assets acquired by finance leases	$203	$4,717	$—
Non-cash financing:
Shares issued upon the conversion of:
2025 convertible Notes	$—	$—	$68,775
Common Stock options and warrants, surrendered in net exercise	$301	$1,268	$—
Issuance of common stock for acquisition of ModeX	$—	$221,662	$—
Fair value of shares included in consideration from GeneDx Holdings	$6,689	$172,000	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Business and Organization

OPKO Health, Inc., a Delaware corporation ("OPKO", the "Company", "we", "us", or "our") is a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our pharmaceutical business features Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency, and Somatrogon (hGH-CTP), a once-weekly human growth hormone injection for which we have partnered with Pfizer Inc. (“Pfizer”) with respect to Somatrogon (hGH-CTP)’s further development and commercialization. Regulatory applications for Somatrogon (hGH-CTP) for the treatment of children and adolescents as young as three years of age with growth disturbance due to insufficient secretion of growth hormone, have been approved in more than 50 markets worldwide, including the United States, European Union Member States, Japan, Canada, and Australia under the brand name NGENLA®.

Additionally, in May 2022, we acquired ModeX Therapeutics, Inc. (“ModeX”), a biotechnology company focused on developing innovative multi-specific immune therapies for cancer and infectious disease candidates. ModeX has a robust early-stage pipeline with assets in key areas of immuno-oncology and infectious diseases, and we intend to further expand our pharmaceutical product pipeline through ModeX’s portfolio of development candidates.

Our diagnostics business includes BioReference Health, LLC (“BioReference”), one of the nation’s largest full service laboratories with a significant sales and marketing team designed to drive growth and leverage new products. Through BioReference, we offer our 4Kscore prostate cancer test. Through BioReference, we provide laboratory testing services, primarily to customers in the larger metropolitan areas in New York, New Jersey, Florida, Texas, Maryland, Indiana, Virginia, California, Pennsylvania, Delaware, Washington, DC, Illinois and Massachusetts, as well as to customers in a number of other states. We offer a comprehensive test menu of clinical diagnostics for blood, urine and tissue analysis. This includes hematology, clinical chemistry, immunoassay, infectious disease, serology, hormones, and toxicology assays, as well as Pap smear, anatomic pathology (biopsies) and other types of tissue analysis, as well as testing for COVID-19. We market our laboratory testing services directly to physicians, geneticists, hospitals, clinics, correctional and other health facilities.

We operate established, revenue-generating pharmaceutical platforms in Spain, Ireland, Chile, and Mexico, from which we expect to generate positive cash flow and facilitate future market entry for our products currently in development. We have a development and commercial supply pharmaceutical company as well as a global supply chain operation. We also own a specialty active pharmaceutical ingredients (“APIs”) manufacturer in Israel.

We have a highly experienced management team, composed of individuals with solid industry experience and extensive development, regulatory and commercialization expertise and relationships that provide access to commercial opportunities.

Our research and development activities are primarily performed at facilities in Weston, Massachusetts, Waterford, Ireland, Kiryat Gat, Israel, and Barcelona, Spain.

On May 9, 2022, the Company entered into an Agreement and Plan of Merger (the “ModeX Merger Agreement”), pursuant to which the Company acquired ModeX. The Company paid the entirety of the $300.0 million purchase price pursuant to the issuance of an aggregate of 89,907,310 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), to the former stockholders of ModeX. Please see Note 5 for additional information.

On January 14, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (the “GeneDx Merger Agreement”) with GeneDx Holdings Corp. (f/k/a Sema4 Holdings Corp.), a Delaware corporation (“GeneDx Holdings”), pursuant to which, on April 28, 2022, GeneDx Holdings acquired the Company’s former subsidiary, GeneDx LLC, (f/k/a GeneDx, Inc. “GeneDx”).

At closing, GeneDx Holdings paid to the Company aggregate consideration of $150 million in cash (before deduction of transaction expenses and other customary purchase price adjustments), together with 80.0 million shares (the “Closing Shares”) of GeneDx Holdings’ Class A common stock, par value $0.0001 per share (“GeneDx Holdings Common Stock”). Based on the closing price of GeneDx Holdings Common Stock as of April 29, 2022, the total upfront consideration represented approximately $322 million. Additionally, subject to GeneDx achieving certain revenue targets for the fiscal years ended  December 31, 2022 and 2023, we were eligible to receive an earnout payment (“GeneDx Milestone Consideration”) in cash or stock (at GeneDx Holdings’ discretion) equal to a maximum of 30.9 million shares of GeneDx Holdings’ Common Stock if paid in stock. We received 23.1 million shares of Class A Common Stock as a result of GeneDx satisfactorily achieving targets as of December 31, 2022; however, we do not currently expect to receive any GeneDx Milestone Consideration with respect to the year ended December 31, 2023.

In connection with the transactions contemplated by the GeneDx Merger Agreement, on January 14, 2022, the Company entered into a shareholder agreement with GeneDx Holdings, pursuant to which the Company agreed to certain lockup restrictions in respect the shares of GeneDx Holdings Common Stock held by the Company. Additionally, pursuant to the GeneDx Merger Agreement, the Company designated, and GeneDx Holdings nominated for election, an individual to serve on the board of directors of GeneDx Holdings, and such nominee was elected by GeneDx Holdings’ stockholders to serve as a director at least until GeneDx Holdings’ 2024 annual meeting of stockholders. The Company has further agreed to certain standstill provisions whereby, subject to certain exceptions, it is obligated to refrain from taking certain actions with respect to the GeneDx Holdings Common Stock, and the Company has also agreed to vote its shares of GeneDx Holdings Common Stock in accordance with the recommendations of GeneDx Holdings’ board of directors for so long as it continues to hold at least 5% of the outstanding shares of GeneDx Holdings Common Stock. Please see Note 5 for additional information.

Note 2 Foreign exchange rates

For the years ended December 31, 2023, 2022, and 2021, approximately 29.6%, 21.6%, and 7.4% of revenue was denominated in currencies other than the U.S. Dollar (USD). Our financial statements are reported in USD and, accordingly, fluctuations in exchange rates affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting our consolidated financial results. During the years ended December 31, 2023, 2022 and 2021, the most significant currency exchange rate exposures were to the Euro and the Chilean Peso. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $34.6 million and $39.9 million at  December 31, 2023 and 2022, respectively.

We are subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. We limit foreign currency transaction risk through hedge transactions with foreign currency forward contracts. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date. At December 31, 2023, we had 52 open foreign exchange forward contracts relating to inventory purchases on letters of credit with various amounts maturing monthly through January 2024 with a notional value totaling approximately $2.9 million. At December 31, 2022, we had 194 open foreign exchange forward contracts relating to inventory purchases on letters of credit with various amounts that matured monthly through January 2023 with a notional value totaling approximately $11.9 million.

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

Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which are used in our testing laboratories. Inventory obsolescence expense for the years ended December 31, 2023, 2022 and 2021 was $8.1 million, $4.1 million and $6.5 million, respectively.

Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting. Refer to Note 6. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions was $1.5 billion and $1.6 billion at December 31, 2023 and 2022, respectively.

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

Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value. Goodwill was $598.3 million and $595.9 million, respectively, at December 31, 2023 and 2022.

Net intangible assets other than goodwill were $0.9 billion and $1.0 billion at December 31, 2023 and 2022, respectively, including IPR&D of $195.0 million at December 31, 2023 and 2022. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products and IPR&D. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges may occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in estimates and assumptions, and changes in such estimates or assumptions could potentially lead to impairment.

Upon obtaining regulatory approval, IPR&D assets are accounted for as finite-lived intangible assets and amortized on a straight-line basis over their respective estimated useful lives. If a project is abandoned, the IPR&D asset is charged to expense. Finite lived intangible assets are tested for impairment when events or changes in circumstances indicate it is more likely than not that the carrying amount of such assets may not be recoverable. The testing includes a comparison of the carrying amount of the asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. We believe that our estimates and assumptions in testing goodwill and other intangible assets, including IPR&D, for impairment are reasonable and otherwise consistent with assumptions that marketplace participants would use in their estimates of fair value. Based on the current financial performance of our diagnostic segement and our Ireland reporting unit, which includes Eirgen and Rayaldee, if future results are not consistent with our estimates and assumptions, then we may be exposed to impairment charges, which could be material. At December 31, 2023, the combined goodwill of our diagnotics segment and our Ireland reporting unit was $367.3 million. No impairment charges were recognized for the years ended December 31, 2023, 2022, or 2021.

During the year ended December 31, 2022, upon the approval of NGENLA (Somatrogon) in Europe and Japan, we reclassified $590.2 million of IPR&D related to Somatrogon (hGH-CTP) from IPR&D in our Consolidated Balance Sheet to finite-lived intangible assets. We are amortizing the assets on a straight-line basis over their estimated useful lives of approximately 12 years.

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $86.0 million, $87.8 million and $50.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. Amortization expense from operations for our intangible assets is expected to be $86.1 million, $84.9 million, $83.4 million, $80.7 million and $66.3 million for the years ended December 31, 2024, 2025, 2026, 2027 and 2028, respectively.

Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered equity securities as of  December 31, 2023 and 2022 are predominately carried at fair value. Our debt under the Credit Agreement (as defined in Note 7) approximates fair value due to the variable rate of interest applicable to such debt.

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

Derivative financial instruments. We record derivative financial instruments on our Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At December 31, 2023 and 2022, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in the fair values of our derivatives instruments, net, in our Consolidated Statement of Operations. Refer to Note 20.

Property, plant and equipment. Property, plant and equipment are recorded at cost or fair value if acquired in a business combination. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under finance leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, and automobiles - 3-5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Assets held under finance leases are included within Property, plant and equipment, net in our Consolidated Balance Sheets and are amortized over the shorter of their useful lives or the expected term of their related leases. Depreciation expense was $19.3 million, $20.9 million and $28.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. Assets held under finance leases are included within Property, plant and equipment, net in our Consolidated Balance Sheets and are amortized over the shorter of their useful lives or the expected term of their related leases.

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

We operate in various countries and tax jurisdictions globally. For the year ended December 31, 2023, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.

Included in Other long-term liabilities is an accrual of $9.9 million related to uncertain tax positions involving income recognition. In connection with an examination of foreign tax returns for the 2015 through 2021 tax years, a foreign taxing authority has issued an income tax assessment of approximately $246 million (including interest). We are appealing this assessment, as we believe, other than for uncertain tax positions for which we have reserved, the issues are without technical merit. We intend to exhaust all judicial remedies necessary to resolve the matter, as necessary, which could be a lengthy process. There can be no assurance that this matter will be resolved in our favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.

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

While we have receivables due from federal and state governmental agencies, such receivables are not a credit risk because federal and state governments fund the related healthcare programs. Payment is primarily dependent upon submitting appropriate documentation. At December 31, 2023 and 2022, receivable balances (net of explicit and implicit price concessions) from Medicare and Medicaid were 6.7% and 14.2%, respectively, of our consolidated Accounts receivable, net. The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At December 31, 2023 and 2022, receivables due from patients represented approximately 2.0% and 2.9%, respectively, of our consolidated Accounts receivable, net.

We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for credit losses was $2.0 million and $4.2 million at December 31, 2023 and 2022, respectively. The credit loss expense for the years ended December 31, 2023, 2022 and 2021 was $0.3 million, $0.3 million and $0.4 million, respectively.

Accounts receivable as of December 31, 2023 included $0.6 million of government contract revenue earned under the BARDA Contract (as defined in Note 16). Refer to Note 15, Government Contract Revenue for further information government contracts and to Note 16, Strategic Alliances for further information.

Equity-based compensation. We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits realized from the exercise of stock options as cash flows from operations. For the years ended December 31, 2023, 2022 and 2021, we recorded $11.4 million, $18.5 million and $13.6 million, respectively, of equity-based compensation expense.

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

Foreign currency translation. The financial statements of certain of our foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are generally translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of Other income (expense), net within the Consolidated Statement of Operations and foreign currency translation gains (losses) have been included as a component of the Consolidated Statement of Comprehensive Income (Loss). During the years ended December 31, 2023, 2022 and 2021, we recorded $1.2 million in transaction gains and $(1.8) million and $(1.4) million in transaction losses, respectively.

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

Accounting standards yet to be adopted.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ ASU 2023-09 ”), which modifies the rules on income tax disclosures to require entities to disclose (i) specific categories in the rate reconciliation, (ii) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (iii) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 enhances disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 improve financial reporting by requiring all public entities to disclose incremental segment information on an annual and interim basis to enable investors to develop more useful financial analyses. Topic 280 requires that a public entity disclose certain information about its reportable segments, for example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. ASC 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The ASU 2023-07 amendments do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. Upon adoption, a public entity must retrospectively apply ASU 2023-07 amendments to all prior periods presented in the financial statements. The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023 (e.g., for calendar-year-end public entities, annual periods beginning on January 1, 2024 — i.e., December 31, 2024, Form 10-K), and interim periods within fiscal years beginning after December 15, 2024 (e.g., for calendar-year-end public entities, interim periods beginning on January 1, 2025 — i.e., Form 10-Q for the first quarter of 2025). Early adoption is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

In December 2022, the European Union member states voted unanimously to adopt a Directive implementing the Pillar 2 (global minimum tax) rules, giving member states until December 31, 2023, to implement the Directive into national legislation. Further details regarding implementing these rules are expected, and if implemented, such reform may increase our tax liabilities, compliance costs and reduce our profitability. Pillar 2 is effective from January 1, 2024, and will be treated as a period cost in future years and does not impact operating results in 2023.

Recently adopted accounting standards.

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

Note 4 Income (loss) Per Share

Basic income (loss) per share is computed by dividing our net income (loss) by the weighted average number of shares of our Common Stock outstanding during the period. Shares of Common Stock outstanding pursuant to the share lending arrangement (the "Share Lending Arrangement") under the Share Lending Agreement (as defined in Note 22) entered into in conjunction with the 2025 Notes (as defined in Note 7) are excluded from the calculation of basic and diluted earnings per share because the borrower of the shares is required under the Share Lending Arrangement to refund any dividends paid on the shares lent. Refer to Note 7. For diluted earnings per share, the dilutive impact of stock options and warrants is determined by applying the “treasury stock” method. The dilutive impact of the 2033 Senior Notes, the 2023 Convertible Notes and the 2025 Notes (each, as defined and discussed in Note 7) has been considered using the “if converted” method. For periods in which their effect would have been antidilutive, no effect is given to Common Stock issuable under outstanding options, warrants or the potentially dilutive shares issuable pursuant to the 2033 Senior Notes, the 2023 Convertible Notes and the 2025 Notes in the dilutive computation.

A total of 82,843,173,  55,580,089 and 62,204,391 potential shares of Common Stock have been excluded from the calculation of diluted net income (loss) per share for the years ended December 31, 2023, 2022 and 2021, respectively, because their inclusion would be antidilutive. A full presentation of diluted earnings per share has not been provided because the required adjustments to the numerator and denominator resulted in diluted earnings per share equivalent to basic earnings per share.

During the year ended December 31, 2023, 18,750 options were exercised and 549,680 restricted stock units vested, resulting in the issuance of 405,721 shares of Common Stock. Of the 549,680 restricted stock units settled, 162,709 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.

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

The following table summarizes the final purchase price allocation and the fair value of the net assets acquired and liabilities assumed at the Modex acquisition date:

(in thousands)	ModeX
Cash and cash equivalents	$228
Other assets	727
Property, plant and equipment	1,046
IPR&D assets	195,000
Goodwill	80,260
Accounts payable	(287)
Deferred tax liability	(55,312)
Total purchase price	$221,662

Goodwill from the acquisition of ModeX principally related to intangible assets that did not qualify for separate recognition (for instance, ModeX's assembled workforce) and the deferred tax liability generated as a result of the transaction. Goodwill is not tax deductible for income tax purposes and was assigned to the pharmaceutical reporting segment.

IPR&D assets from the acquisition of ModeX will not be amortized until the underlying development programs are completed and we obtain regulatory approval. The IPR&D asset is then accounted for as a finite-lived intangible asset and amortized depending on pattern of future use. Intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, although IPR&D is required to be tested at least annually until the project is completed or abandoned.

Net loss in the Consolidated Statement of Operations for the year ended December 31, 2022, includes ModeX net loss from the date of acquisition to December 31, 2022 of $10.6 million. Revenue and net loss in the Consolidated Statement of Operations for the year ended December 31, 2023, includes ModeX revenue and net income of $51.2 million and $5.4 million, respectively.

Investments

The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of December 31, 2023 and 2022:

(in thousands)	As of December 31, 2023		As of December 31, 2022
Investment type	Investment Carrying Value	Underlying Equity in Net Assets	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$(0)	$2,942	$103	$4,120
Variable interest entity, equity method	796	420	800	1,370
Equity method investments - FV option	9,786		21,120
Equity securities	116		648
Equity securities with no readily determinable fair value	5,382		5,381
Warrants and options	2		28
Total carrying value of investments	$16,082		$28,080

Equity method investments

Our equity method investments, other than GeneDx Holdings disclosed below, consist of investments in Pharmsynthez (ownership 8.5%), Cocrystal Pharma, Inc. (“COCP”) (2.2%), Non-Invasive Monitoring Systems, Inc. (“NIMS”) (0.5%), BioCardia, Inc. (“BioCardia”) (1.0%), Xenetic Biosciences, Inc. (“Xenetic”) (2.9%), and LeaderMed Health Group Limited (“LeaderMed”) (47.0%). Neovasc, Inc., in which we owned a  0.5%  interest was acquired by Shockwave Medical, Inc. in April 2023, and during the year ended December 31, 2023, we received $363 thousand in merger consideration in exchange for our shares. The aggregate amount of assets, liabilities, and net losses of these equity method investees as of and for the year ended December 31, 2023 was $85.5 million, $20.8 million, and $37.7 million, respectively. The aggregate amount of assets, liabilities, and net losses of these equity method investees as of and for the year ended December 31, 2022 was $167.1 million, $46.5 million, and $101.5 million, respectively. We have determined that we or our related parties have the ability to exercise significant influence over our equity method investments through our board representation or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market prices of their respective shares of common stock and the number of shares held by us as of December 31, 2023 and 2022 was $0.7 million and 1.3 million, respectively.

Equity method investments - Fair value option

On April 29, 2022, the Company sold GeneDx to GeneDx Holdings in accordance with the terms of the GeneDx Merger Agreement, pursuant to which GeneDx Holdings paid to the Company aggregate consideration of $150 million in cash (before deduction of transaction expenses and other customary purchase price adjustments), together with the Closing Shares. In January 2023, we purchased 14,285,714 shares of GeneDx Holdings Common Stock for an aggregate of $5.0 million in GeneDx Holdings’ underwritten public offering. Additionally, subject to GeneDx having achieved certain revenue targets for the year ended December 31, 2022 and 2023, we were eligible to receive the GeneDx Milestone Consideration in cash or stock (at GeneDx Holdings’ discretion) equal to a maximum of 30.9 million shares of GeneDx Holdings’ Common Stock if paid in stock. We received 23.1 million shares of Class A Common Stock as a result of GeneDx satisfactorily achieving targets as of December 31, 2022; however, we do not expect to receive any GeneDx Milestone Consideration with respect to the year ended December 31, 2023.  In April 2023, GeneDx Holdings announced a 1-for-33 reverse stock split of the GeneDx Holdings Common Stock which automatically converted every 33 outstanding shares of GeneDx Common Stock into one new share of GeneDx Common Stock. As of December 31, 2023, we held 3,558,602 shares of GeneDx Holdings Common Stock, representing an approximate 13.7% ownership interest in GeneDx Holdings.

Pursuant to the GeneDx Merger Agreement, the Company designated, and GeneDx Holdings nominated for election an individual to serve on the board of directors of GeneDx Holdings, and such nominee was elected by GeneDx Holdings stockholders to serve as a director until GeneDx Holdings 2024 annual meeting of stockholders. As a result, we have determined that the Company or our related parties can exercise significant influence over the investee through our board representation or voting power. However, our influence is restricted by the GeneDx Holdings Shareholder Agreement, pursuant to which we have agreed to vote our shares of GeneDx Holdings Common Stock in accordance with the recommendation of GeneDx Holdings’s board of directors for so long as we continue to hold at least 5% of the outstanding shares of GeneDx Holdings Common Stock. Other than through our sole board seat, we are unable to influence GeneDx Holdings’s policy-making process. We hold one of seven seats on GeneDx Holdings board of directors, and our designee may continue to serve following the expiration of the lock-up period if the GeneDx Holdings stockholders elect him to continue serving on the board. We elected to account for our investment in GeneDx Holdings under the equity method fair value option and record gains and losses from changes in fair value in other income (expense), net in our Condensed Consolidated Statements of Operations. For the years ended December 31, 2023, and 2022, we recognized $23.0 million and $150.9 million of expense related to the change in fair value of our GeneDx Holdings investment, respectively. As of December 31, 2023, the aggregate value of our GeneDx Holdings investment based on the quoted market price of the GeneDx Holdings Common Stock was $9.8 million.

Investments in Equity securities

Our equity securities consist of investments in VBI (0.2%), ChromaDex Corporation (“ChromaDex”) (0.05%), Eloxx Pharmaceuticals, Inc. (“Eloxx”) (1.2%), CAMP4 Therapeutics Corporation (“CAMP4”) (2.4%), and HealthSnap, Inc. (5.2%). We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of these investments. Accordingly, we account for our investment in these entities as equity securities, and we record changes in the fair value of these investments in Other income (expense) each reporting period when they have readily determinable fair value. Equity securities without a readily determinable fair value are adjusted to fair value when there is an observable price change. Net gains and losses on our equity securities for the year ended December 31, 2023, 2022 and 2021 are as follows:

	For the year ended December 31
(in thousands)	2023	2022	2021
Equity Securities:
Net gains and (losses) recognized during the period on equity securities	$(532)	$(3,578)	$(1,832)
Less: Net gains realized during the period on equity securities	—	—	(2,981)
Unrealized net gains and losses recognized during the period on equity securities still held at the reporting date	$(532)	$(3,578)	$(4,813)

Sales of investments

Gains (losses) included in earnings from sales of our investments are recorded in Other income (expense), net in our Consolidated Statement of Operations. The cost of securities sold is based on the specific identification method.

Warrants and options

In addition to our equity method investments and equity securities, we hold options to purchase 47 thousand shares of BioCardia, all of which were vested as of December 31, 2023 and 2022, and warrants to purchase 33 thousand and 0.7 million shares of COCP and InCellDx, Inc., respectively. We recorded the changes in the fair value of these options and warrants in Fair value changes of derivative instruments, net in our Consolidated Statement of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Consolidated Balance Sheet. See further discussion of the Company’s options and warrants in Note 19 and Note 20.

Investments in variable interest entities

We have determined that we hold variable interests in LeaderMed and Zebra Biologics, Inc. (“Zebra”) based on our assessment that they do not have sufficient resources to carry out their principal activities without additional financial support.

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

We own 1,260,000 shares of Zebra Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29% at December 31, 2023 and 2022). Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a former member of our Board of Directors, was a founder of Zebra. Dr. Frost serves as a member of Zebra’s Board of Directors.

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

Note 6 Composition of Certain Financial Statement Captions

	For the years ended December 31,
(In thousands)	2023	2022
Accounts receivable, net
Accounts receivable	$125,379	$131,474
Less: allowance for doubtful accounts	(2,000)	(4,162)
	$123,379	$127,312
Inventories, net
Finished products	$35,582	$37,139
Consumable supplies	25,864	31,275
Work in-process	1,731	2,449
Raw materials	8,981	6,771
Less: inventory reserve	(6,461)	(3,574)
	$65,697	$74,060
Other current assets and prepaid expenses
Prepaid supplies	$6,177	$7,918
Prepaid insurance	3,848	4,496
Taxes recoverable	4,211	8,191
Other receivables	2,610	13,105
Other	7,673	6,252
	$24,519	$39,962
Property, plant and equipment, net:
Machinery, medical and other equipment	$138,776	$136,048
Leasehold improvements	28,058	25,516
Furniture and fixtures	12,046	11,271
Building	18,885	18,314
Software	14,410	14,218
Automobiles and aircraft	12,701	12,808
Land	2,425	2,317
Construction in process	5,255	4,793
Less: accumulated depreciation	(157,127)	(142,406)
	$75,429	$82,879
Intangible assets, net:
Technologies	$831,509	$826,282
Customer relationships	315,799	314,854
Trade names	49,758	49,752
Covenants not to compete	12,916	12,911
Licenses	6,205	5,988
Product registrations	6,790	6,831
Other	6,000	5,861
Less: accumulated amortization	(488,694)	(398,959)
	$740,283	$823,520

	For the years ended December 31,
(In thousands)	2023	2022
Accrued expenses:
Employee benefits	$28,952	$33,765
Gross to net provision	9,420	6,477
Inventory received but not invoiced	1,653	7,830
Taxes payable	1,384	5,351
Commitments and contingencies	8,088	4,295
Clinical trials	7,624	4,700
Finance leases short-term	2,827	2,809
Royalties	1,544	2,323
Professional fees	3,470	1,820
Commissions	1,822	1,471
Contingent consideration	—	62
Contract liabilities	—	—
Other	23,302	27,366
	$90,086	$98,269
Other long-term liabilities:
Mortgages and other debts payable	$7,709	$9,098
Finance leases long-term	7,274	7,089
Contingent consideration	—	974
Contract liabilities	7	138
Other	12,199	10,072
	$27,189	$27,371

Our intangible assets and goodwill relate principally to our completed acquisitions of OPKO Renal, OPKO Biologics, EirGen, BioReference and ModeX. We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives. The estimated useful lives by asset class are as follows: technologies - 7-17 years; customer relationships - 5-20 years; product registrations - 7-10 years; covenants not to compete - 5 years; trade names - 5-10 years;  and other 9-13 years. We do not anticipate capitalizing the cost of product registration renewals, rather we expect to expense these costs, as incurred. Our goodwill is not tax deductible for income tax purposes in any jurisdiction in which we operate.

During the year ended December 31, 2022, upon the approval of NGENLA (Somatrogon (hGH-CTP)) in Europe and Japan, we reclassified $590.2 million of IPR&D related to Somatrogon (hGH-CTP) from IPR&D in our Consolidated Balance Sheet. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years. Other changes in value of the intangible assets and goodwill on December 31, 2023 and 2022, were primarily due to foreign currency fluctuations between the Chilean Peso, and the Euro against the U.S. dollar.

The following table reflects the changes in the allowance for doubtful accounts, provision for inventory reserve and tax valuation allowance accounts:

		Charged
	Beginning	to		Charged	Ending
(In thousands)	balance	expense	Written-off	to other	balance
2023
Allowance for doubtful accounts	$(4,162)	(247)	2,408	—	$(2,000)
Inventory reserve	$(3,574)	(8,100)	5,213	—	$(6,461)
Tax valuation allowance	$(279,212)	(11,128)	—	(4,223)	$(294,563)
2022
Allowance for doubtful accounts	$(1,839)	(304)	(2,019)	—	$(4,162)
Inventory reserve	$(4,779)	(4,059)	5,264	—	$(3,574)
Tax valuation allowance	$(260,397)	(24,579)	—	5,764	$(279,212)

The following table summarizes the changes in Goodwill by reporting unit during the years ended December 31, 2023 and 2022.

	2023					2022
(In thousands)	Gross goodwill at January 1	Cumulative impairment at January 1	Acquisitions, dispositions and other	Foreign exchange and other	Balance at December 31st	Gross goodwill at January 1	Cumulative impairment at January 1	Acquisitions, dispositions and other	Foreign exchange and other	Balance at December 31st
Pharmaceuticals
CURNA	$4,827	$(4,827)	$—	$—	$—	$4,827	$(4,827)	$—	$—	$—
Rayaldee	81,786	—	—	2,485	84,273	86,554	—	—	(4,768)	81,786
FineTech	11,698	(11,698)	—	—	—	11,698	(11,698)	—	—	—
ModeX	80,432	—	(172)	—	80,260	—	—	80,432	—	80,432
OPKO Biologics	139,784	—	—	—	139,784	139,784	—	—	—	139,784
OPKO Chile	3,767	—	—	(125)	3,642	3,760	—	—	7	3,767
OPKO Health Europe	7,057	—	—	219	7,276	7,478	—	—	(421)	7,057
OPKO Mexico	100	(100)	—	—	—	100	(100)	—	—	—
Transition Therapeutics	3,421	(3,421)	—	—	—	3,421	(3,421)	—	—	—

Diagnostics
BioReference	283,025	—	—	—	283,025	434,809	—	(151,784)	—	283,025
OPKO Diagnostics	17,977	(17,977)	—	—	—	17,977	(17,977)	—	—	—
	$633,874	$(38,023)	$(172)	$2,579	$598,260	$710,408	$(38,023)	$(71,352)	$(5,182)	$595,851

Note 7 Debt

As of December 31, 2023 and 2022, our debt consisted of the following:

(In thousands)	As of December 31, 2023	As of December 31, 2022
2025 Notes	$143,250	$142,096
2023 Convertible Notes	71,025	68,275
2033 Senior Notes	50	3,050
JP Morgan line of credit	12,671	18,080
Chilean and Spanish lines of credit	12,629	13,740
Current portion of notes payable	1,993	1,720
Long term portion of notes payable	7,727	9,290
Total	$249,345	$256,251

Balance sheet captions
Current portion of convertible notes	$—	$3,050
Long term portion of convertible notes	214,325	210,371
Current portion of lines of credit and notes payable	27,293	33,540
LT notes payable included in other long-term liabilities	7,727	9,290
Total	$249,345	$256,251

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

In May 2021, we entered into the Exchange with certain holders of the 2025 Notes pursuant to which the holders exchanged $55.4 million in aggregate principal amount of the outstanding 2025 Notes for 19,051,270 shares of our Common Stock (the “Exchange”). We recorded an $11.1 million non-cash loss related to the Exchange during 2021.

Contemporaneously with the closing of our offering of the 2029 Convertible Notes (as defined in Note 22) on January 9, 2024, we repurchased approximately $144.4 million aggregate principal amount of the 2025 Notes for cash, using $146.3 million of the net proceeds from our issuance and sale of the 2029 Convertible 144A Notes, following which only $170 thousand aggregate principal amount of the 2025 Notes remained outstanding. See Note 22 for additional information.

In conjunction with the issuance of the 2025 Notes, we agreed to loan up to 30,000,000 shares of our Common Stock to affiliates of the underwriter in order to assist investors in the 2025 Notes to hedge their position. Following the consummation of the Exchange, the number of outstanding borrowed shares of Common Stock was reduced by 8,105,175 shares. As of  December 31, 2023 and 2022, a total of 21,144,825 shares remained outstanding under the Share Lending Arrangement. We will not receive any of the proceeds from the sale of the borrowed shares, but we received a one-time nominal fee of $0.3 million for the newly issued shares. Shares of our Common Stock outstanding under the Share Lending Arrangement are excluded from the calculation of basic and diluted earnings per share. See Note 4. The Share Lending Arrangement was terminated in connection with the closing of the offering of the 2029 Convertible Notes. See Note 22.

The following table sets forth information related to the 2025 Notes which is included in our Consolidated Balance Sheet as of December 31, 2023:

(In thousands)	2025 Senior Notes	Discount	Debt Issuance Costs	Total
Balance at December 31, 2022	$144,580	$—	$(2,484)	$142,096
Amortization of debt discount and debt issuance costs	—	—	1,154	1,154
Balance at December 31, 2023	$144,580	$—	$(1,330)	$143,250

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

In February 2018, we issued a series of 5% Convertible Promissory Notes (the “2023 Convertible Notes”) in the aggregate principal amount of $55.0 million. The original maturity of the 2023 Convertible Notes was five years following the date of issuance and each holder of a 2023 Convertible Note originally had the option, from time to time, to convert all or any portion of the outstanding principal balance of such 2023 Convertible Note, together with accrued and unpaid interest thereon, into shares of our Common Stock at a conversion price of $5.00 per share. On February 10, 2023, we amended the 2023 Convertible Notes to extend their maturity to January 31, 2025 and reset the conversion price to the 10 day volume weighted average price immediately preceding the date of the amended notes, plus a 25% conversion premium, or $1.66 per share. Interest under the 2023 Convertible Notes accrues from the most recent date to which interest has been paid or, if no interest has been paid, from the date of issuance, until the principal and accrued and unpaid interest, are paid in full. Purchasers of the 2023 Convertible Notes included an affiliate of Dr. Phillip Frost, M.D., our Chairman and Chief Executive Officer, and Dr. Jane H. Hsiao, Ph.D., MBA, our Vice-Chairman and Chief Technical Officer.

Contemporaneously with the closing of the offering of the 2029 Convertible Notes (as defined in Note 22) on January 9, 2024, we issued and sold approximately $71.1 million aggregate principal amount of the 2029 Convertible Affiliate Notes (as defined in Note 22) in exchange for all $55.0 million aggregate principal amount of the outstanding 2023 Convertible Notes, including approximately $16.1 million of accrued but unpaid interest thereon, following which no 2023 Convertible Notes remained outstanding. See Note 22 for additional information.

In January 2013, we issued an aggregate of $175.0 million of our 3.0% Senior Notes due 2033 (the “2033 Senior Notes”) in a private placement. The 2033 Senior Notes bear interest at the rate of 3.0% per year, payable semiannually on February 1 and August 1 of each year and mature on February 1, 2033, unless earlier repurchased, redeemed or converted. From 2013 to 2016, holders of the 2033 Senior Notes converted $143.2 million in aggregate principal amount into Common Stock, and, on February 1, 2019, approximately $28.8 million aggregate principal amount of 2033 Senior Notes were tendered by holders pursuant to such holders’ option to require us to repurchase the 2033 Senior Notes. During the year ended December 31, 2023, we paid approximately $3.0 million to purchase 2033 Senior Notes in accordance with the indenture governing the 2033 Senior Notes, following which $50.6 thousand 2033 Senior Notes remained outstanding.

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

In November 2015, BioReference and certain of its subsidiaries entered into a credit agreement (as amended (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“CB”), as lender and administrative agent. The Credit Agreement originally provided for a $75.0 million secured revolving credit facility and currently includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit.

On June 29, 2023, the Company entered into an amendment to the Credit Agreement (the "Credit Agreement Amendment"), which, among other things, (i) replaced the London interbank offered rate (LIBOR) with the forward-looking term rate based on the secured overnight financing rate (the "SOFR Rate") as the interest rate benchmark, (ii) reduced the aggregate revolving commitment from $75,000,000 to $50,000,000, (iii) provided a revised commitment fee rate, and (iv) extended the maturity date from August 2024 to the earlier of August 2025, and 90 days prior to the maturity date of any indebtedness of the Company in an aggregate principal amount exceeding $7,500,000.

The Credit Agreement is guaranteed by all of BioReference’s domestic subsidiaries and is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base composed of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of December 31, 2023, $7.5 million remained available for borrowing under the Credit Agreement. Principal under the Credit Agreement is due upon maturity on August 30, 2025.

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

As of December 31, 2023 and 2022, $12.7 million and $18.1 million, respectively, was outstanding under the Credit Agreement.

The Credit Agreement contains customary covenants and restrictions, including, without limitation, covenants that require BioReference and its subsidiaries to maintain a minimum fixed charge coverage ratio if availability under the new credit facility falls below a specified amount and to comply with laws and restrictions on the ability of BioReference and its subsidiaries to incur additional indebtedness or to pay dividends and make certain other distributions to the Company, subject to certain exceptions as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of BioReference to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and execution upon the collateral securing obligations under the Credit Agreement. Substantially all the assets of BioReference and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to the Company, subject to certain exceptions. As of December 31, 2023, BioReference and its subsidiaries had net assets of approximately $488.3 million, which included goodwill of $283.0 million and intangible assets of $167.8 million.

In addition to the Credit Agreement, we had line of credit agreements with twelve other financial institutions as of December 31, 2023 and December 31, 2022 in the U.S., Chile and Spain. These lines of credit are used primarily as a source of working capital for inventory purchases.

The following table summarizes the amounts outstanding under the BioReference, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
	Interest rate on	Credit line	December 31,	December 31,
Lender	borrowings at December 31, 2023	capacity	2023	2022
JPMorgan Chase	9.50%	$50,000	$12,671	$18,080
Itau Bank	5.50%	2,363	1,264	2,378
Bank of Chile	6.60%	2,500	1,728	817
BICE Bank	5.50%	2,500	1,734	1,661
Scotiabank	5.00%	5,500	981	1,646
Santander Bank	5.50%	5,000	450	1,238
Security Bank	5.50%	1,400	—	755
Estado Bank	5.50%	4,000	3,303	1,621
BCI Bank	5.00%	2,500	1,626	2,100
Internacional Bank	5.50%	1,500	1,197	599
Consorcio Bank	5.00%	2,000	346	925
Banco De Sabadell	1.75%	552	—	—
Santander Bank	1.95%	552	—	—
Total		$80,367	$25,300	$31,820

At December 31, 2023 and 2022, the weighted average interest rate on our lines of credit was approximately 7.52% and 5.5%, respectively.

At December 31, 2023 and 2022, we had notes payable and other debt (excluding the 2033 Senior Notes, the 2023 Convertible Notes, the 2025 Notes, the Credit Agreement and amounts outstanding under lines of credit described above) as follows:

	December 31,	December 31,
(In thousands)	2023	2022
Current portion of notes payable	$1,993	$1,720
Other long-term liabilities	7,727	9,290
Total	$9,720	$11,010

The notes and other debt mature at various dates ranging from 2024 through 2032 bearing variable interest rates from 0.7% up to 5.1%. The weighted average interest rate on the notes and other debt was 2.9% and 3.5% on December 31, 2023 and 2022. The notes are partially secured by our office space in Barcelona.

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

Of the authorized Preferred Stock, 4,000,000 shares, 500,000 shares and 2,000,000 shares were designated Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, respectively. As of December 31, 2023 and 2022, there were no shares of Series A Preferred Stock, Series C Preferred Stock or Series D Preferred Stock issued or outstanding.

Note 9 Accumulated Other Comprehensive Income (Loss)

For the year ended December 31, 2023, changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

Foreign
(In thousands)	currency translation
Balance at December 31, 2022	$(43,323)
Other comprehensive income	5,293
Balance at December 31, 2023	$(38,030)

For the year ended December 31, 2022, changes in Accumulated other comprehensive income, net of tax, were as follows:

Foreign
(In thousands)	currency translation
Balance at December 31, 2021	$(30,495)
Other comprehensive loss	(12,828)
Balance at December 31, 2022	$(43,323)

Note 10 Equity-Based Compensation

We maintain two equity-based incentive compensation plans, the 2016 Equity Incentive Plan and the 2007 Equity Incentive Plan that provide for grants of stock options and restricted stock to our directors, officers, key employees and certain outside consultants. Equity awards granted under our 2016 Equity Incentive Plan are exercisable for a period of up to 10 years from the date of grant. Equity awards granted under our 2007 Equity Incentive Plan are exercisable for a period of either 7 years or 10 years from the date of grant. Vesting periods range from immediate to 5 years. We currently grant equity awards under the 2016 Equity Incentive Plan only.

We classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those equity awards (excess tax benefits) as cash flows from operations. There were no excess tax benefits for the years ended December 31, 2023, 2022, and 2021.

Valuation and Expense Information

We recorded equity-based compensation expense of $11.4 million, $18.5 million and $13.6 million for the years ended December 31, 2023, 2022, and 2021, respectively, all of which were reflected as operating expenses. Of the $11.4 million of equity based compensation expense recorded for the year ended December 31, 2023, $6.5 million was recorded as selling, general and administrative expenses, $4.2 million was recorded as research and development expenses and $0.7 million was recorded as a cost of revenue. Of the $18.5 million of equity based compensation expense recorded for the year ended December 31, 2022, $12.3 million was recorded as selling, general and administrative expense, $3.8 million was recorded as research and development expenses and $2.4 million was recorded as a cost of revenue. Of the $13.6 million of equity based compensation expense recorded for the year ended December 31, 2021, $10.4 million was recorded as selling, general and administrative expense, $1.9 million was recorded as research and development expenses and $1.3 million was recorded as cost of revenue.

As of December 31, 2023, there was $21.6 million of unrecognized compensation cost related to the equity awards granted under our equity-based incentive compensation plans. Such cost is expected to be recognized over a weighted-average period of approximately 1.70 years.

Stock Options

We estimate the fair value of each stock option on the date of grant using the Black-Scholes-Merton Model option-pricing formula and amortize the fair value to expense over the stock option’s vesting period using the straight-line attribution approach. We account for forfeitures as they occur and apply the following assumptions in our Black-Scholes-Merton Model option-pricing formula:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Expected term (in years)	3.74 - 10.0	3.74 - 10.0	3.75 - 10.0
Risk-free interest rate	3.61% - 4.72%	1.71% - 4.02%	0.34% - 1.34%
Expected volatility	63.11% - 76.43%	58.63% - 78.52%	58% - 78.94%
Expected dividend yield	0%	0%		%

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

We maintain incentive stock plans that provide for the grants of equity awards to our directors, officers, employees and non-employee consultants. As of December 31, 2023, there were 32,900,079 shares of Common Stock reserved for issuance under our equity-based incentive plans. We intend to issue new shares upon the exercise of stock options. Stock options granted under these plans were granted at an option exercise price equal to the closing market value of the Common Stock on the applicable date of the grant. Stock options granted under these plans to employees typically become exercisable over four years in equal annual installments after the date of grant, and stock options granted to non-employee directors become exercisable in full one-year after the grant date, subject to, in each case, continuous service with us during the applicable vesting period. We assumed stock options to grant Common Stock as part of the mergers with Acuity Pharmaceuticals, Inc., Froptix, Inc., OPKO Biologics and BioReference, which reflected various vesting schedules, including monthly vesting to employees and non-employee consultants.

A summary of option activity under our stock option plans as of December 31, 2023, and the change during the year is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic value
Options	options	price	term (years)	(in thousands)
Outstanding at December 31, 2022	46,087,641	$5.90	5.32	$—
Granted	11,873,258	$1.60
Exercised	(18,750)	$2.12
Forfeited	(886,007)	$3.13
Expired	(5,199,136)	$6.18
Outstanding at December 31, 2023	51,857,006	$4.94	5.32	$63
Vested and expected to vest at December 31, 2023	51,857,006	$4.94	5.32	$63
Exercisable at December 31, 2023	33,681,791	$6.34	3.80	$63

A summary of restricted stock unit activity as of December 31, 2023, and the change during the year is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	fair	contractual	intrinsic value
Restricted stock units	options	value	term (years)	(in thousands)
Unvested at December 31, 2022	2,448,743	$3.07	9.39	$3,061
Granted	—	$—
Forfeited	(25,000)	$—
Actual vested	(549,680)	$—
Unvested and expected to vest at December 31, 2023	1,874,063	$3.05	8.41	$2,830

The total intrinsic value of stock options exercised for the years ended December 31, 2023, 2022, and 2021 was $0.0 million, $0.2 million and $0.8 million, respectively.

The weighted average grant date fair value of stock options granted for the years ended December 31, 2023, 2022, and 2021 was $0.99, $1.29, and $2.62, respectively. The weighted average grant date fair value of restricted stock units granted for the years ended December 31, 2023, 2022, and 2021 was $0.00, $3.11 and $3.78, respectively.

The total fair value of stock options vested during the years ended December 31, 2023, 2022, and 2021 was $8.5 million, $17.7 million and $8.1 million, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2023, 2022, and 2021 was $1.8 million, $5.5 million and $0.0 million, respectively.

During the year ended December 31, 2022, we modified the terms of certain outstanding stock options for 95 grantees, including options issued to GeneDx employees, to accelerate the vesting period of the stock options. For the year ended December 31, 2022, we recognized additional equity-based compensation expense of $7.1 million as a result of the stock option modifications.

Note 11 Income Taxes

We operate and are required to file tax returns in the U.S. and various foreign jurisdictions.

The benefit (provision) for incomes taxes consists of the following:

	For the years ended December 31,
(In thousands)	2023	2022	2021
Current
Federal	$(487)	$—	$—
State	946	(394)	(2,536)
Foreign	(4,750)	(10,512)	(2,794)
	(4,291)	(10,906)	(5,330)
Deferred
Federal	(52)	40,750	(10,901)
State	298	12,078	1,280
Foreign	(392)	21,577	(538)
	(146)	74,405	(10,159)
Total, net	$(4,437)	$63,499	$(15,489)

Deferred income tax assets and liabilities as of December 31, 2023 and 2022 were comprised of the following:

(In thousands)	December 31, 2023	December 31, 2022
Deferred income tax assets:
Federal net operating loss	$70,779	$68,022
State net operating loss	59,650	55,134
Foreign net operating loss	13,315	16,947
Research and development expense	21,431	14,349
Tax credits	20,827	22,488
Stock options	30,431	33,558
Accruals	4,743	2,724
Equity investments	25,718	17,309
Bad debts	348	265
Lease liability	1,578	1,842
Foreign credits	9,653	9,629
Available-for-sale securities	2,642	2,649
Operating lease asset	17,141	10,919
Fixed assets	318	—
Investment in subsidiaries	—	3,659
Other	3,558	5,263
Deferred income tax assets	282,132	264,757
Deferred income tax liabilities:
Intangible assets	(91,020)	(94,856)
Operating lease liability	(16,773)	(10,675)
Fixed assets	—	(180)
Other	(3,067)	(3,097)
Deferred income tax liabilities	(110,860)	(108,808)
Net deferred income tax assets	171,272	155,949
Valuation allowance	(294,563)	(279,212)
Net deferred income tax assets (liabilities)	$(123,291)	$(123,263)

Note: Net deferred income tax liability balances at December 31, 2023 and 2022 include $3.5 million and $3.2 million, respectively, recorded to Other assets on the Consolidated Balance Sheets.

As of December 31, 2023, we have federal, state and foreign net operating loss carryforwards of approximately $430.2 million, $797.3 million and $49.9 million, respectively, that expire at various dates through 2039 unless indefinite in nature. As of December 31, 2023, we have research and development tax credit carryforwards of approximately $20.8 million that expire in varying amounts through 2041. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. We have determined a valuation allowance is required against all of our net deferred tax assets that we do not expect to be utilized by the reversing of deferred income tax liabilities.

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

During 2008, we conducted a study to determine the impact of the various ownership changes that occurred during 2007 and 2008. As a result, we have concluded that the annual utilization of our net operating loss carryforwards (“NOLs”) and tax credits is subject to a limitation pursuant to Internal Revenue Code Section 382. Under the tax law, such NOLs and tax credits are subject to expiration from 15 to 20 years after they were generated. As a result of the annual limitation that may be imposed on such tax attributes and the statutory expiration period, some of these tax attributes may expire prior to our being able to use them. There is no current impact on these financial statements as a result of the annual limitation. This study did not conclude whether OPKO’s predecessor, eXegenics, Inc., pre-merger NOLs were limited under Section 382. As such, of the $430.2 million of federal net operating loss carryforwards, at least approximately $23.3 million may not be able to be utilized.

During 2020, we conducted a study to determine whether any ownership changes occurred from 2009 through 2020. In 2023, the study has been updated and we have concluded that the annual utilization of our NOLs and tax credits is not subject to a limitation pursuant to Internal Revenue Code Section 382.

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

U.S. Federal: Under the tax statute of limitations applicable to the Internal Revenue Code, we are no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before 2020. However, because we are carrying forward income tax attributes, such as net operating losses and tax credits from those years, these attributes can still be audited when utilized on returns filed in the future.

State: Under the statute of limitations applicable to most state income tax laws, we are no longer subject to state income tax examinations by tax authorities for years before 2019 in states in which we have filed income tax returns. Certain states may take the position that we are subject to income tax in such states even though we have not filed income tax returns in such states and, depending on the varying state income tax statutes and administrative practices, the statute of limitations in such states may extend to years before 2019.

Foreign: Under the statute of limitations applicable to our foreign operations, we are generally no longer subject to tax examination for years before 2018 in jurisdictions where we have filed income tax returns.

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

Unrecognized Tax Benefits

As of December 31, 2023, 2022, and 2021, the total amount of gross unrecognized tax benefits was approximately $16.9 million, $14.8 million, and $11.5 million, respectively. As of December 31, 2023, the total amount of unrecognized tax benefits that, if recognized, would affect our effective income tax rate was $(10.5) million. We account for any applicable interest and penalties on uncertain tax positions as a component of income tax expense and we recognized $0.1 million and $0.0 million of interest expense for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2022 and 2021, $(10.8) million and $(7.9) million of the unrecognized tax benefits, if recognized, would have affected our effective income tax rate. We do not expect any unrecognized tax benefits will be recognized within the next twelve months.

The following summarizes the changes in our gross unrecognized income tax benefits.

	For the years ended December 31,
(In thousands)	2023	2022
Unrecognized tax benefits at beginning of period	$14,843	$11,497
Gross increases – tax positions in current period	3,991	3,713
Gross decreases – tax positions in prior period	(348)	(271)
Settlements	(1,360)	—
Lapse of Statute of Limitations	(195)	(96)
Unrecognized tax benefits at end of period	$16,931	$14,843

Other Income Tax Disclosures

The significant elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

	For the years ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.7%	4.0%	(7.9)%
Foreign income tax	(2.5)%	(2.0)%	21.6%
Income Tax Refunds	(0.4)%	—%	6.1%
Research and development tax credits	0.7%	0.2%	2.3%
GeneDx Disposition	—%	0.8%	—%
Valuation allowance	(7.0)%	(6.3)%	235.4%
Rate change effect	0.4%	5.2%	(40.5)%
Non-deductible items	(0.6)%	0.6%	(67.0)%
Unrecognized tax benefits	0.7%	(0.7)%	11.3%
GILTI	(14.8)%	(4.9)%	—%
Stock options excess tax benefit, cancellations & expirations	(2.3)%	(0.3)%	(3.8)%
Imputed interest	(0.8)%	(0.4)%	(6.3)%
Investment in subsidiaries	—%	—%	(287.6)%
Tax on deemed dividend	—%	(1.0)%	—%
True-Up to Adjustments	(2.3)%	—%	—%
Other	0.8%	—%	9.7%
Total	(2.4)%	16.2%	(105.7)%

Certain operations in Israel have been granted "Beneficiary Enterprise" status by the Israeli Income Tax Authority, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Beneficiary Enterprise program, beneficiary income that is attributable to our operations in Kiryat Gat, Israel will be exempt from income tax through 2023. The impact of the tax holiday on a per share basis for the year ended December 31, 2023 was a benefit of $0.00 per share.

The following table reconciles our income (loss) before income taxes between U.S. and foreign jurisdictions:

	For the years ended December 31,
(In thousands)	2023	2022	2021
Pre-tax income (loss):
U.S.	$(198,394)	$(389,439)	$(2,965)
Foreign	13,968	(2,465)	(11,689)
Total	$(184,426)	$(391,904)	$(14,654)

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

Note 12 Related Party Transactions

In January 2024, in connection with the closing of the offering of the 2029 Convertible Notes (as defined in Note 22), we issued and sold approximately $71.1 million aggregate principal amount of the 2029 Convertible Affiliate Notes (as defined in Note 22) to the Affiliate Purchasers (as defined in Note 22), in exchange for $55.0 million aggregate principal amount of the 2023 Convertible Notes, together with approximately $16.1 million accrued but unpaid interest thereon, held by such Affiliate Purchasers. See Note 22 for additional information.

On October 12, 2023, the Company entered into an E-Commerce Distribution Agreement with NextPlat Corp ("NextPlat"), a global e-commerce provider, in which Dr. Frost owns more than a 20% interest. Under the terms of the agreement, NextPlat has agreed to launch an OPKO Health-branded online storefront on the Alibaba Group Holding Limited Tmall Global e-commerce platform in China, featuring an assortment of nutraceutical and veterinary products sold and distributed by OPKO Health Europe SLU, our wholly-owned subsidiary.

On May 4, 2023, the Company entered into an Assignment and Assumption Agreement (the "Assignment Agreement") with Ruen-Hui Biopharmaceuticals, Inc., a Taiwanese entity ("Ruen-Hui") in which Dr. Hsiao owns more than a 10% interest. Ruen-Hui assumed the Company's obligations under an exclusive license agreement with Academia Sinica in exchange for an upfront payment of $150,000, a number of potential milestone payments up to $1 million, commercial milestones ranging from low to double digit millions, and royalty payments. Ruen Hui is also responsible for any outstanding payment obligations under such license agreement, including patent maintenance costs, and any payments due to Academia Sinica.

On April 29, 2022, upon consummation of the GeneDx Transaction, the Company entered into a Transition Services Agreement (the “Transition Services Agreement”), with GeneDx (now a wholly owned subsidiary of GeneDx Holdings), pursuant to which the Company agreed to provide, at cost, certain customary support services in respect of GeneDx’s business through October 31, 2023, including human resources, information technology support, and finance and accounting. As of December 31, 2023, the Company had incurred aggregate expenses of $2.5 million for services rendered under the Transition Services Agreement. For the year ended  December 31, 2023, the Company incurred expenses of $1.2 million for services rendered under the Transaction Services Agreement. As of December 31, 2023, the company has a receivable of $11,262 thousand payable to the Company by GeneDx in accordance with the terms of the Transition Services Agreement.

We hold investments in Zebra (ownership 28.5%), ChromaDex Corporation (0.05%), COCP (2%), NIMS (0.5%), Eloxx (1.2%), BioCardia (1.0%) and LeaderMed Health Group Limited (47.0%). Neovasc, Inc., in which we owned a 0.5% interest, was acquired by Shockwave Medical, Inc. in April 2023, and during the year ended  December 31, 2023, we received $363 thousand in merger consideration in exchange for our shares. These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. We also hold an investment in GeneDx Holdings (Nasdaq: WGS) representing an 13.7% ownership interest as a result of our sale of GeneDx, Inc. and subsequent participation in an underwritten offering by GeneDx Holdings. Richard Pfenniger who sits on our Board also sits on the GeneDx Board as a result of the acquisition. See further discussion of our investments in Note 5.

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

Dr. Elias Zerhouni, our Vice Chairman and President, sits on the board of directors of Danaher Corporation (“Danaher”). Our subsidiary, BioReference, routinely procures products and services from several subsidiaries of Danaher, including Beckman Coulter, Integrated DNA Technologies Inc., and Leica Microsystems Inc., to which BioReference has paid $3.3 million, $2.6 million, and $0.3 million, respectively, during the year ended December 31, 2023.

BioReference purchases and uses certain products acquired from InCellDx, a company in which we hold a 29% minority interest.

We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the years ended December 31, 2023, 2022, and 2021, we recognized approximately $79 thousand, $152 thousand, and $105 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.

Note 13 Employee Benefit Plans

Effective January 1, 2007, the OPKO Health Savings and Retirement Plan (the “Plan”) permits employees to contribute up to 100% of qualified pre-tax annual compensation up to annual statutory limitations. The discretionary company match for employee contributions to the Plan is 100% up to the first 4% of the participant’s earnings contributed to the Plan. Our matching contributions to our plans, including the Plan and predecessor plans for BioReference, were approximately $7.3 million, $10.6 million and $9.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Note 14 Commitments and Contingencies

In February 2023, the Office of the Attorney General for the State of Texas (“TX OAG”) informed BioReference that it believes that, from 2005 to the present, BioReference may have violated the Texas Medicaid Fraud Prevention Act with respect to claims it presented to Texas Medicaid for reimbursement. BioReference has not yet determine the extent of any potential liability. While management cannot predict the outcome of these matters at this time, the ultimate outcome could be material to our business, financial condition, results of operations, and cash flows.

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

In connection with our acquisitions of CURNA, OPKO Diagnostics and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As of December 31, 2023, we had no contingent consideration recorded in accrued expenses and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. As of December 31, 2022, $1.0 million of contingent consideration was recorded in accrued expenses and other long-term liabilities in the accompanying Consolidated Balance Sheets. Refer to Note 6.

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

GeneDx, the Company’s former subsidiary, received a letter dated May 26, 2022 from the Texas Medicaid Office of the Inspector General stating that certain testing provided by GeneDx was not eligible for reimbursement by the Texas Medicaid program, because the testing was considered non-covered by the Texas Medicaid program at the time the tests were performed and/or GeneDx did not hold the requisite CLIA subspecialty classifications for the testing. This matter was settled in November 2023 for approximately $231 thousand.

On March 1, 2019, the Company received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice (“DOJ”), Washington, DC. The CID sets forth document requests and interrogatories in connection with allegations that the Company and certain of its affiliates violated the False Claims Act and/or the Anti-Kickback Statute. On January 13, 2022, the Federal Government notified the U.S.D.C., Middle District Florida, Jacksonville Division, that it declined to intervene in the matter but retained the right, via the Attorney General, to consent to any proposed dismissal of the action by the Court. On February 9, 2022, the States of Florida, and Georgia, and the Commonwealth of Massachusetts notified the U.S.D.C., Middle District Florida, Jacksonville Division, that they declined to intervene in the matter. Notwithstanding the above declinations, on February 17, 2022, the Company was served with the Relator’s Summons and Complaint (“Complaint”), which had been previously sealed. The Complaint alleged violations of the False Claims Act, the California Fraud Preventions Act, the Florida False Claims Act, the Massachusetts False Claims Act, the Georgia False Medicaid Claims Act, and illegal kickbacks. A motion to dismiss the Complaint was filed on April 25, 2022. The matter was dismissed with prejudice in January 2024.

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

At December 31, 2023, we were committed to make future purchases for inventory and other items in 2023 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating approximately $34.7 million.

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

The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. For the year ended December 31, 2023, and 2022, negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $19.2 million and $21.5 million, respectively, were recognized. Revenue adjustments for the year ended December 31, 2023 were primarily due to lower reimbursements from Medicare payors and for the year ended December 31, 2022 were primarily due to lower COVID-19 test reimbursement estimates.

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

Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of December 31, 2023 and 2022, we have liabilities of approximately $3.1 million and $1.8 million within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.

The composition of Revenue from services by payor for the years ended December 31, 2023, 2022 and 2021 was as follows:

	For the years ended December 31,
(In thousands)	2023	2022	2021
Healthcare insurers	$315,560	$326,144	$520,244
Government payors	82,502	97,191	222,242
Client payors	100,171	316,309	843,405
Patients	17,042	15,986	21,215
Total	$515,275	$755,630	$1,607,106

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

We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the years ended December 31, 2023, 2022 and 2021, we recognized $31.0 million, $27.3 million and $27.0 million in net product revenue from sales of Rayaldee.

The following table presents an analysis of product sales allowances and accruals as contract liabilities for the years ended December 31, 2023, 2022 and 2021:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2022	$1,532	$5,063	$1,683	$8,278
Provision related to current period sales	14,606	20,589	1,351	36,546
Credits or payments made	(13,560)	(19,502)	(842)	(33,904)
Balance at December 31, 2023	$2,578	$6,150	$2,192	$10,920

Total gross Rayaldee sales				$67,547
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				54%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2021	$2,014	$5,499	$2,639	$10,152
Provision related to current period sales	12,995	18,165	1,170	32,330
Credits or payments made	(13,477)	(18,601)	(2,126)	(34,204)
Balance at December 31, 2022	$1,532	$5,063	$1,683	$8,278

Total gross Rayaldee sales				$59,557
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				54%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2020	$2,332	$5,812	$3,593	$11,737
Provision related to current period sales	14,426	21,553	1,286	37,265
Credits or payments made	(14,744)	(21,866)	(2,240)	(38,850)
Balance at December 31, 2021	$2,014	$5,499	$2,639	$10,152

Total gross Rayaldee sales				$64,301
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				58%

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

BARDA Contract: Revenue from the BARDA contract is generated under terms that are cost plus fee. We recognize revenue using the incurred costs output method to measure progress. Revenue will only be recognized when research and development services are performed to the extent of actual costs incurred.

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

For the years ended December 31, 2023, 2022 and 2021, we recorded $180.7 million, $105.7 million and $25.8 million of revenue from the transfer of intellectual property and other, respectively. For the years ended December 31, 2023, and 2022, revenue from transfer of intellectual property and other principally reflects $90.0 million from Pfizer triggered by the FDA approval of NGENLA (Somatrogon), and in 2022, an $85.0 million regulatory milestone payments based on the commencement of sales from NGENLA (Somatrogon) in Europe and Japan, as well as gross profit share and royalty payments for both NGENLA (Somatrogon) and Pfizer’s Genotropin® (Somatropin) of $22.6 million and $4.4 million, respectively, for the years ended December 31, 2023, and 2022. For the years ended December 31, 2023, 2022, and 2021, revenue from transfer of intellectual property and other principally reflects $4.1 million, $9.3 million and $10.8 million, respectively, of revenue related to the Pfizer Transaction (as defined below). For the year ended December 31, 2023, revenue from transfer of intellectual property and other included $50.0 million from Merck in consideration for the rights granted to Merck under the Merck Agreement (as defined below), $7.0 million from VFMCRP (as defined below) triggered by the German price approval for Rayaldee and $2.5 million from Nicoya due to Nicoya’s submission of the investigational new drug application to China's Center for Drug Evaluation. For the year ended December 31, 2022, revenue from transfer of intellectual property and other included $3.0 million related to a sales milestone pursuant to the VFMCRP Agreement, and $2.5 million from Nicoya tied to the first anniversary of the effective date of the agreement. For the year ended December 31, 2021, revenue from transfer of intellectual property and other principally included $1.0 million related to the LeaderMed joint venture (as defined below), $4.9 million related to the CAMP4 Agreement (as defined below) and a $5.0 million non-refundable upfront payment received under the Nicoya Agreement (as defined below).

Contract liabilities relate to cash consideration that OPKO receives in advance of satisfying the related performance obligations. Changes in the contractual liabilities balance for the year ended December 31, 2023 are as follows:

(In thousands)
Balance at December 31, 2022	$138
Balance at December 31, 2023	7
Revenue recognized in the period from:
Amounts included in contracts liability at the beginning of the period	$131

Note 16 Strategic Alliances

Biomedical Advanced Research and Development Authority

On September 28, 2023, ModeX was awarded a contract (the "BARDA Contract") from the Biomedical Advanced Research and Development Authority ("BARDA"), part of the Administration for Strategic Preparedness and Response at the U.S. Department of Health and Human Services, to advance a platform and specific product candidates designed to address a range of public health threats in viral infectious diseases. The awarded funding will enable research, development and clinical evaluation of potent multispecific antibodies, based on ModeX's proprietary MSTAR technology. MSTAR is a flexible plug-and-play platform able to incorporate four to six independent antibody binding sites into a single molecule, dramatically expanding its therapeutic potential while enabling rapid responses to emerging infections and their viral variants, including COVID-19, influenza, and other pathogens.

The BARDA Contract is cost plus fixed fee, pursuant to which we will receive an initial $59.0 million payment over a five-year period from September 2023 to February 2028 for the development, manufacturing, and execution of a Phase 1 clinical trial for a next-generation MSTAR multispecific antibody with broad neutralizing activity against known variants of SARS-CoV-2. We are eligible to receive up to an additional $109.6 million from BARDA upon achieving particular milestones to develop multispecific antibodies targeting other viral pathogens, such as influenza. As part of the research program, gene-based delivery methods for the multispecific antibodies will be developed using mRNA or DNA vectors to leverage the body’s natural protein production processes. BARDA will make periodic assessments of progress, and the continuation of the BARDA Contract is based on ModeX’s performance thereunder, the timeliness and quality of deliverables, and certain other factors. The BARDA Contract contains a number of terms and conditions that are customary for government contracts of this nature, including provisions giving BARDA the right to terminate the BARDA Contract at any time in its sole discretion.

The Company evaluated the BARDA Contract under ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, and concluded that the BARDA Contract is in scope of ASC 606 as the U.S. government meets the definition of a customer. The scope of the BARDA Contract includes preclinical, clinical, and manufacturing and development activities that fall into the following areas: non-clinical efficacy studies, clinical activities; manufacturing activities; and all associated regulatory, quality assurance, management and administrative activities. The R&D effort for the development of these multispecific antibodies will progress in specific stages that cover the base performance segment, and option segments. ModeX will complete specific tasks required in each of the discrete work segments. The Company identified three potential material promises under the BARDA Contract: (i) development of tetravalent trispecific antibody for COVID-19; (ii) development of multispecific protein Ab for Influenza or other pathogen; and (iii) nucleic acid delivery of a mutltispecific influenza Ab or other pathogen.

The Company determined that the promise to develop a tetravalent trispecific antibody for COVID-19, is a separate performance obligation because it is distinct within the context of the contract, as the services have a standalone value and are separately identifiable from other promises within the contract.

The Company evaluated the material promises that contained option rights (ii) development of multispecific protein Ab for influenza or other pathogen and (iii) nucleic acid delivery of a mutltispecific influenza Ab or other pathogen and determined (ii) and (iii) were not offered at a discount that is incremental to the range of discounts typically given for these goods and services, and as such, do not represent material rights. Therefore, options for additional services in (ii) and (iii) were not considered performance obligations at the outset of the BARDA Contract.

The Company concluded that research and development services performed under the BARDA Contract would be recognized as revenue when research and development services are performed to the extent of actual costs incurred including a fixed fee and will be reimbursed by BARDA. Costs incurred represent work performed, which corresponds with, and thereby best depicts, the transfer of control of the research and development to BARDA. Types of contract costs include labor, material, and third-party services. As such, the related BARDA revenue is recognized as revenue from transfer of intellectual property and other within the Company’s Consolidated Statements of Operations. For the year ended December 31, 2023, we recorded $1.2 million in revenue under the BARDA Contract. As of December 31, 2023, the aggregate amount of transaction price allocated to remaining performance obligations, excluding unexercised contract options, was $57.8 million. We expect to recognize this amount as revenue through February 2028.

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

Under the terms of the Merck Agreement, ModeX granted to Merck an exclusive, sublicensable, royalty-bearing license to certain intellectual property to develop, manufacture, use and commercialize (i) a multivalent or monovalent vaccine assembled using our platform for Epstein-Barr Virus (“Vaccine”), and (ii) any pharmaceutical or biological preparation in final form containing a Vaccine for sale or for administration to human patients in a clinical trial for all uses (“Product”). We received an initial payment of $50.0 million and are eligible to receive up to an additional $872.5 million upon the achievement of certain commercial and development milestones under several indications. We are also eligible to receive tiered royalty payments ranging from high single digits to low double digits upon achievement of certain sales targets of the Product. Certain of the rights subject to the license provided by us under the Merck Agreement were obtained by us from Sanofi pursuant to that certain License Agreement entered into as of July 1, 2021 (“Sanofi In-License Agreement”) between us and Sanofi, a French corporation (“Sanofi”), and a portion of the upfront payment, milestones and royalties received by us under the Merck Agreement may be payable to Sanofi under the terms of the Sanofi In-License Agreement. As a result of such obligations under the Sanofi In-License Agreement, we paid $12.5 million to Sanofi during the year ended December 31, 2023.

As part of their strategic collaboration, ModeX and Merck have put in place a research plan to manage research and other development activities related to the development of a Vaccine or Product including a joint steering committee to facilitate the research program. As part of the research plan, they will use a third-party contract development and manufacturing organization (“CDMO”) to carry out such activities unless otherwise agreed. Development costs incurred by ModeX in furtherance of these development activities will be reimbursed by Merck. To date, we have spent $14.2 million of development costs related to the Epstein -Barr Virus, for which Merck has provided or will provide reimbursement.

The Merck Agreement will remain in effect until one or more Products receive marketing authorization, and, thereafter, until the expiration of all royalty obligations unless earlier terminated as permitted under the Merck Agreement. In addition to termination rights for material breach and bankruptcy, Merck is permitted to terminate the Merck Agreement in its entirety without cause after a specified notice period. If Merck terminates the Merck Agreement for convenience or by us for Merck’s uncured material breach, we may elect to receive a reversion license such that we can continue its work with Vaccines and Products which have not been terminated due to a material safety issue.

LeaderMed

On September 14, 2021, we and LeaderMed announced the formation of a joint venture to develop, manufacture and commercialize two of OPKO’s clinical stage, long-acting drug products in Greater China and eight other Asian territories.

Under the terms of the agreements, we have granted the joint venture exclusive rights to develop, manufacture and commercialize (a) OPK88003, an oxyntomodulin analog being developed for the treatment of obesity and diabetes, and (b) Factor VIIa-CTP, a novel long-acting coagulation factor being developed to treat hemophilia, in exchange for a 47% ownership interest in the joint venture. In addition, we received an upfront payment of $1 million and will be reimbursed for clinical trial material and technical support we provide the joint venture. We recognized the upfront payment of $1 million as revenue from transfer of intellectual property and other during the year ended December 31, 2022.

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

VFMCRP

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

In January 2023, the price approval for Rayaldee was granted by the German Association of Statutory Health Insurance funds (GKV-SV), which triggered a milestone payment of $7.0 million for the year ended December 31, 2023. For the year ended December 31, 2022 we recognized a milestone payment of $3.0 million in revenue from transfer of intellectual property and other for the first sale of Rayaldee in Europe.

Effective May 23, 2021, we entered into an amendment to the VFMCRP Agreement pursuant to which the parties thereto agreed to include Japan as part of the VFMCRP Territory.

Effective May 5, 2020, we entered into an amendment to the VFMCRP Agreement pursuant to which the parties agreed to exclude Mexico, South Korea, the Middle East and all of the countries of Africa from the VFMCRP Territory. In addition, the parties agreed to certain amendments to the milestone structure and to reduce minimum royalties payable. As revised, the Company has received a $3 million payment triggered by the first marketing approval of Rayaldee in Europe, $7.0 million payment triggered by the Germany price approval by the local sick fund association, and is eligible to receive up to an additional $15 million in regulatory milestones and $200 million in milestone payments tied to launch, pricing and sales of Rayaldee, and tiered, double-digit royalties.

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

Pfizer Inc.

In December 2014, we entered into an exclusive worldwide agreement with Pfizer for the development and commercialization of our long-acting Somatrogon (hGH-CTP) for the treatment of growth hormone deficiency (“GHD”) in adults and children, as well as for the treatment of growth failure in children born small for gestational age (the “Pfizer Transaction”). In May 2020, we entered into an amended and restated development and commercialization license with Pfizer, effective January 1, 2020 (the “Restated Pfizer Agreement”), pursuant to which the parties agreed, among other things, to share all costs for Manufacturing Activities, as defined in the Restated Pfizer Agreement, for developing a licensed product for the three indications included in the Restated Pfizer Agreement.

In June 2023, the FDA approved NGENLA (Somatrogon (hGH-CTP)) a once-weekly injection to treat pediatric growth hormone deficiency in the United States. In early 2022, the European Commission and Ministry of Health, Labour and Welfare in Japan approved NGENLA (Somatrogon). We have also received pricing approvals in Germany and Japan. NGENLA (Somatrogon (hGH-CTP)) is approved for the treatment of pediatric GHD in more than 50 markets, including Canada, Australia, Japan, and EU Member States. With the achievement of these milestones, during the year ended December 31, 2023, we recorded revenue of $90 million and during the year ended December 31, 2022, we recorded $85.0 million, in each case under the Restated Pfizer Agreement.

On October 21, 2019, we and Pfizer announced that the global phase 3 trial evaluating Somatrogon dosed once-weekly in prepubertal children with GHD met its primary endpoint of non-inferiority to daily Genotropin® (somatropin) for injection, as measured by annual height velocity at 12 months.

Under the terms of the Restated Pfizer Agreement, we received non-refundable and non-creditable upfront payments of $295.0 million and are eligible to receive up to an additional $275.0 million upon the achievement of certain regulatory milestones. Pfizer received the exclusive license to commercialize Somatrogon worldwide. In addition, we are eligible to receive regional, tiered gross profit sharing for both Somatrogon and Pfizer’s Genotropin® (somatropin) in all global markets, with the U.S. region commencing gross profit sharing in August 2023.

The Restated Pfizer Agreement will remain in effect until the last sale of the licensed product, unless earlier terminated in accordance with its terms. In addition to termination rights for material breach and bankruptcy, Pfizer is permitted to terminate the Restated Pfizer Agreement in its entirety, or with respect to one or more world regions, without cause after a specified notice period. If the Restated Pfizer Agreement is terminated by us for Pfizer’s uncured material breach, or by Pfizer without cause, provision has been made for transition of product and product responsibilities to us for the terminated regions, as well as continued supply of product by Pfizer or transfer of supply to us in order to support the terminated regions.

We recognized the non-refundable $295.0 million upfront payments as revenue as the research and development services were completed. As of December 31, 2023 and 2022, we had no contract liabilities related to the Pfizer Transaction.

The Restated Pfizer Agreement includes milestone payments of $275.0 million upon the achievement of certain milestones. The milestones range from $20.0 million to $90.0 million each and are based on achievement of regulatory approval in the U.S. and regulatory approval and price approval in other major markets. The milestone payments will be recognized as revenue in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met. To date, $175.0 million revenue has been recognized related to the achievement of the milestones.

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

On January 2, 2023, ModeX entered into a 10-year office lease agreement commencing in October 2023. ModeX was previously located in Natick, Massachusetts and relocated to Weston, Massachusetts, upon lease commencement. The new location is approximately 33,056 square feet of office space. ModeX has two options to extend the lease term for an additional five years per extension, which would commence upon the expiration of the term in October 2033. Straight-line monthly expense for the lease is $243.5 thousand.

The following table presents the lease balances within the Consolidated Balance Sheet as of December 31, 2023 and 2022:

(in thousands)	Classification on the Balance Sheet	December 31, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease right-of-use assets	$68,088	$38,725
Finance lease assets	Property, plant and equipment, net	10,101	9,898

Liabilities
Current
Operating lease liabilities	Current maturities of operating leases	12,996	11,628
Accrued expenses	Current maturities of finance leases	2,827	2,809
Long-term
Operating lease liabilities	Operating lease liabilities	54,140	27,963
Other long-term liabilities	Finance lease liabilities	$7,274	$7,089

Weighted average remaining lease term
Operating leases (years)		7.1	6.0
Finance leases (years)		6.2	6.5
Weighted average discount rate
Operating leases		5.4%	4.4%
Finance leases		3.8%	3.8%

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on our Consolidated Balance Sheet as of December 31, 2023:

(in thousands)	Operating	Finance
2024	$13,433	$3,135
2025	12,034	2,450
2026	10,540	1,781
2027	10,284	957
2028	9,959	218
Thereafter	25,752	1,944
Total undiscounted future minimum lease payments	82,002	10,485
Less: Difference between lease payments and discounted lease liabilities	14,866	384
Total lease liabilities	$67,136	$10,101

Expense under operating leases and finance leases was $16.6 million and $2.9 million, respectively, for the year ended December 31, 2023, which includes $1.4 million of variable lease costs. Expense under operating leases and finance leases was $16.6 million and $2.7 million, respectively, for the year ended December 31, 2022, which includes $2.6 million of variable lease costs. Expense under operating leases and finance leases was $18.0 million and $2.3 million, respectively, for the year ended December 31, 2021, and includes $2.5 million of variable lease costs. Operating lease costs and finance lease costs are included within Operating loss in the Consolidated Statement of Operations. Short-term lease costs were not material.

Supplemental cash flow information is as follows:

(in thousands)	For the years ended December 31,
	2023	2022
Operating cash out flows from operating leases	$16,112	$16,271
Operating cash out flows from finance leases	416	162
Financing cash out flows from finance leases	2,214	1,332
Total	$18,742	$17,765

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

Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the years ended December 31,
(In thousands)	2023	2022	2021
Revenue from services:
Pharmaceutical	$—	$—	$—
Diagnostics	515,275	755,630	1,607,106
Corporate	—	—	—
	$515,275	$755,630	$1,607,106
Revenue from products:
Pharmaceutical	$167,557	$142,845	$141,770
Diagnostics	—	—	—
Corporate	—	—	—
	$167,557	$142,845	$141,770
Revenue from transfer of intellectual property and other:
Pharmaceutical	$180,663	$105,721	$25,842
Diagnostics	—	—	—
Corporate	—	—	—
	$180,663	$105,721	$25,842
Operating income (loss):
Pharmaceutical	$41,184	$(12,961)	$(19,051)
Diagnostics	(155,596)	(173,652)	98,067
Corporate	(42,609)	(39,640)	(60,266)
	$(157,021)	$(226,253)	$18,750
Depreciation and amortization:
Pharmaceutical	$71,548	$68,618	$26,427
Diagnostics	33,749	40,037	52,289
Corporate	—	—	—
	$105,297	$108,655	$78,716
Loss from investment in investees:
Pharmaceutical	$(107)	$(383)	$(629)
Diagnostics	—	—	—
Corporate	—	—	—
	$(107)	$(383)	$(629)
Revenues:
U.S.	$597,822	$783,207	$1,640,354
Ireland	141,465	117,214	32,809
Chile	68,491	62,044	63,798
Spain	23,517	22,477	22,682
Israel	9,738	3,845	3,563
Mexico	20,216	14,546	11,005
Other	2,246	863	507
	$863,495	$1,004,196	$1,774,718

(In thousands)	December 31, 2023	December 31, 2022
Assets:
Pharmaceutical	$1,331,764	$1,322,531
Diagnostics	630,753	690,504
Corporate	49,181	154,224
	$2,011,698	$2,167,259
Goodwill:
Pharmaceutical	$315,235	$312,826
Diagnostics	283,025	283,025
	$598,260	$595,851

No customer represented more than 10% of our total consolidated revenue during the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023 and 2022, no customer represented more than 10% of our accounts receivable balance.

The following table reconciles our Property, plant and equipment, net between U.S. and foreign jurisdictions:

(In thousands)	December 31, 2023	December 31, 2022
PP&E:
U.S.	$39,852	$52,795
Foreign	35,577	30,084
Total	$75,429	$82,879

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

As of December 31, 2023, we have equity securities and an equity method fair value option (refer to Note 5), forward foreign currency exchange contracts for inventory purchases (refer to Note 20) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreement with BioCardia, we record the related BioCardia options at fair value as well as the warrants from COCP.

Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of December 31, 2023
	Quoted
	prices in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$32,404	$—	$—	$32,404
Equity securities	116	—	—	116
Equity Method - fair value option	9,786	—	—	9,786
Common stock options/warrants	—	2	—	2
Total assets	$42,306	$2	$—	$42,308
Liabilities:
Forward contracts	$—	$29	$—	$29
Total liabilities	$—	$29	$—	$29

	Fair value measurements as of December 31, 2022
	Quoted
	prices in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$102,773	$—	$—	$102,773
Equity securities	648	—	—	648
Equity Method - fair value option	21,120	—	—	21,120
Common stock options/warrants	—	28	—	28
Total assets	$124,541	$28	$—	$124,569
Liabilities:
Forward contracts	$—	$1,123	$—	$1,123
Contingent consideration:	—	—	1,036	1,036
Total liabilities	$—	$1,123	$1,036	$2,159

The carrying amount and estimated fair value of our 2025 Notes, as well as the applicable fair value hierarchy tiers, are contained in the table below. The fair value of the 2025 Notes is determined using inputs other than quoted prices in active markets that are directly observable.

	December 31, 2023
	Carrying	Total
(In thousands)	Value	Fair Value	Level 1	Level 2	Level 3
2025 Notes	$143,250	$142,411	$—	$142,411	$—

There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.

As of December 31, 2023 and 2022, the carrying value of our other financial instrument assets approximates their fair value due to their short-term nature or variable rate of interest.

The following tables reconcile the beginning and ending balances of our Level 3 assets and liabilities as of December 31, 2023 and 2022:

December 31, 2023
(In thousands)	Contingent consideration
Balance at December 31, 2022	$1,036
Change in fair value:
Included in results of operations	(1,036)
Foreign currency impact	—
Balance at December 31, 2023	$—

December 31, 2022
(In thousands)	Contingent consideration
Balance at December 31, 2021	$2,837
Change in fair value
Included in results of operations	(1,312)
Foreign currency impact	(489)
Balance at December 31, 2022	$1,036

The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:

Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to OPKO Diagnostics, CURNA and OPKO Renal transactions. As of December 31, 2023, we had no contingent consideration balance recorded in accrued expenses and other long-term liabilities. As of December 31, 2022, $1.0 million of contingent consideration was recorded in accrued expenses and other long-term liabilities. As of December 31, 2021, of the $2.8 million of contingent consideration, $0.5 million is recorded in Accrued expenses and $2.3 million is recorded in Other long-term liabilities. As a result of our execution of the CAMP4 Agreement (as defined in Note 16), we will have to pay a percentage of any payments received under the CAMP4 Agreement to the former CURNA stockholders.

Note 20 Derivative Contracts

The following table summarizes the fair values and the presentation of our derivative financial instruments in the Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	December 31, 2023	December 31, 2022
Derivative financial instruments:
Common stock options/warrants	Investments, net	$2	$28
Forward contracts	Unrealized gains on forward contracts are recorded in Other current assets and prepaid expenses. Unrealized (losses) on forward contracts are recorded in Accrued expenses.	$(29)	$(1,123)

We enter into foreign currency forward exchange contracts with respect to the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.

To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At December 31, 2023 and 2022, our derivative financial instruments did not meet the documentation requirements to be designated as hedges. Accordingly, we recognized the changes in Fair value of derivative instruments, net in our Consolidated Statement of Operations. The following table summarizes the losses and gains recorded for the years ended December 31, 2023, 2022 and 2021:

	For the years ended December 31,
(In thousands)	2023	2022	2021
Derivative gain (loss):
Common stock options/warrants	$(25)	$12	$(58)
Forward contracts	$(756)	$637	$904
Total	$(781)	$649	$846

Note 21 Selected Quarterly Financial Data (Unaudited)

	For the 2023 Quarters Ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total revenues	$237,577	$265,418	$178,595	$181,905
Total costs and expenses	268,171	258,393	243,002	250,949
Net income (loss)	(18,267)	(19,640)	(84,473)	(66,483)
Earnings (loss) per share, basic and diluted	$(0.02)	$(0.03)	$(0.11)	$(0.09)

	For the 2022 Quarters Ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total revenues	$329,219	$309,893	$179,744	$185,340
Total costs and expenses	401,643	320,632	267,564	240,610
Net income (loss)	(55,433)	(101,650)	(86,091)	(85,231)
Earnings (loss) per share, basic and diluted	$(0.08)	$(0.14)	$(0.11)	$(0.11)

Note 22 Subsequent Events

In January 2024, we completed a private offering of $230.0 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2029 (the “2029 Convertible 144A Notes”) in accordance with the terms of a note purchase agreement (the “144A Note Purchase Agreement”) entered into by and between the Company and J.P. Morgan Securities LLC (the “Initial Purchaser”). The $230.0 million aggregate principal amount of 2029 Convertible 144A Notes included $30.0 million aggregate principal amount of 2029 Convertible 144A Notes purchased on the Closing Date by the Initial Purchaser in accordance with its exercise in full of its option to purchase additional 2029 Convertible 144A Notes under the 144A Note Purchase Agreement.

We received net proceeds from the issuance of the 2029 Convertible 144A Notes of approximately $222.0 million, after deducting fees and estimated offering expenses payable by us. We used approximately $50.0 million of the net proceeds from the offering of the 2029 Convertible 144A Notes to repurchase shares of our Common Stock from purchasers of the 2029 Convertible 144A Notes in privately negotiated transactions effected with or through the Initial Purchaser or its affiliate.  The purchase price per share of the Common Stock repurchased in such transactions equaled the closing sale price of the Common Stock on January 4, 2024, which was $0.9067 per share. Also, contemporaneously with the pricing of the 2029 Convertible 144A Notes, we entered into separate, privately negotiated transactions with certain holders of our outstanding 2025 Notes to repurchase, on the closing date, approximately $144.4 million aggregate principal amount of such notes. We effected such repurchases for cash, using $146.3 million of the net proceeds from the offering of the 2029 Convertible 144A Notes.

Additionally, we issued and sold approximately $71.1 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2029 (the “2029 Convertible Affiliate Notes” and, together with the 2029 Convertible 144A Notes, the “2029 Convertible Notes” of the "notes") pursuant to the terms of a note purchase agreement entered into on January 4, 2024 (the “Affiliate Note Purchase Agreement”) by and among the Company and certain investors including, Frost Gamma Investments Trust, a trust controlled by Phillip Frost, M.D., our Chairman and Chief Executive Officer, and Jane H. Hsiao, Ph.D., MBA, our Vice-Chairman and Chief Technical Officer (collectively, the “Affiliate Purchasers”). Pursuant to the Affiliate Note Purchase Agreement, we issued and sold the 2029 Convertible Affiliate Notes to the Affiliate Purchasers in exchange for the entirety of the $55.0 million aggregate principal amount of our outstanding 2023 Convertible Notes, together with approximately $16.1 million of accrued but unpaid interest thereon, held by the Affiliate Purchasers. Following such exchange, no 2023 Convertible Notes remained outstanding.

Holders may convert their 2029 Convertible Notes at their option prior to the close of business on the business day immediately preceding September 15, 2028 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2024 (and only during such calendar quarter), if the last reported sale price of our Common Stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five consecutive business day period after any ten consecutive trading day period (the “convertible note measurement period”) in which the trading price  per $1,000 principal amount of notes for each trading day of the convertible note measurement period was less than 98% of the product of the last reported sale price of our Common Stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events specified in the indenture governing the 2029 Convertible Notes. On or after September 15, 2028 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing conditions. Upon conversion of a note, we will pay or deliver, as the case may be, cash, shares of our Common Stock or a combination of cash and shares of our Common Stock, at our election. However, we will be required to elect to deliver solely cash or, subject to certain limitations, a combination of cash and shares of our Common Stock upon conversion, unless and until we have duly authorized and reserved for issuance (by all necessary corporate action and arrangements with the transfer agent for our Common Stock) upon conversion of the notes a number of authorized shares of our Common Stock that have not been issued or reserved for any other purpose, and/or a number of treasury shares of our Common Stock that have not been reserved for any other purpose, equal to the maximum number of underlying shares.

The conversion rate is initially equal to 869.5652 shares of Common Stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $1.15 per share of Common Stock). The conversion rate for the 2029 Convertible Notes will be subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date of the notes, in certain circumstances we will increase the conversion rate of the 2029 Convertible Notes for a holder who elects to convert its notes in connection with such a corporate event.

We may not redeem the notes prior to the maturity date, and no sinking fund is provided for the notes. If we undergo a fundamental change, holders may require us to purchase the notes in whole or in part for cash at a fundamental change purchase price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date. The 2029 Convertible Notes are our senior unsecured obligations and rank senior in right of payment to any indebtedness that is expressly subordinated in right of payment to the notes, and equal in right of payment with all of our existing and future unsecured indebtedness that is not so subordinated. The notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries (including, without limitation, liabilities of our subsidiaries under the Credit Agreement).

The indenture governing the notes provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others, the following: nonpayment of principal or interest; breach of covenants or other agreements in the indenture; defaults in failure to pay certain other indebtedness; judgment defaults; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing under the indenture, the trustee thereunder or the holders of at least 25% in aggregate principal amount of the notes then outstanding may declare 100% of the principal of and accrued and unpaid interest, if any on all then-outstanding notes to be immediately due and payable.  In certain circumstances, we may, for a period of time, elect to pay additional interest on the notes as the sole remedy to holders of the notes in the case of an event of default related to certain failures by us to comply with certain reporting covenants in the indenture.

Effective January 22, 2024, the Company terminated its share lending agreement, dated as of February 4, 2019 (the “Share Lending Agreement”), entered into with Jefferies Capital Services, LLC (the “Share Borrower”), pursuant to which the Company lent to the Share Borrower approximately 30 million shares of its Common Stock in connection with the 2019 issuance of its $200.0 million aggregate principal amount of the 2025 Notes. The amount of outstanding borrowed shares was subsequently reduced by approximately 8,313,000 shares and concurrent with the termination of the Share Lending Agreement, all shares have been returned to the Company to be held as treasury shares.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ) as of December 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective could provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission . Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, our independent registered public accounting firm, which also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, as stated in their report which appears with our accompanying Consolidated Financial Statements.

Changes to the Company’s Internal Control Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

During the quarter ended December 31, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

The information required in Items 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023.

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

2.3

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

4.2

Base Indenture related to the 4.50% Convertible Senior Notes due 2025, dated as of February 7, 2019, by and between OPKO Health, Inc. and U.S. Bank National Association, as trustee, filed with the Company’s Current Report on Form 8⁃K filed with the Securities and Exchange Commission on February 7, 2019, and incorporated herein by reference.

4.3

Supplemental Indenture related to the 4.50% Convertible Senior Notes due 2025, dated as of February 7, 2019, by and between OPKO Health, Inc. and U.S. Bank National Association, as trustee, filed with the Company’s Current Report on Form 8⁃K filed with the Securities and Exchange Commission on February 7, 2019, and incorporated herein by reference.

4.4	Description of Securities, filed with the Company’s Annual Report on Form 10⁃K filed with the Securities and Exchange Commission on February 18, 2021, and incorporated herein by reference.

4.5	Indenture, dated January 9, 2024, by and between OPKO Health, Inc. and U.S. Bank Trust Company, National Association, as Trustee, filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2024, and incorporated herein by reference.

4.6	Form of 3.75% Convertible Senior Note due 2029, incorporated by reference to Exhibit A of the Indenture filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2024.

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

10.12

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

10.15

Shareholder Agreement, dated January 14, 2022, by and between OPKO Health, Inc. and SEMA4 Holdings Corp., filed with the Company’s Current Report on Form 8⁃K filed with the Securities and Exchange Commission on January 18, 2022, and incorporated herein by reference.

10.16	Lock-up and Voting Agreement, dated as of May 9, 2022, by and among the Company, Dr. Phillip Frost, Dr. Jane Hsiao and Frost Gamma Investments Trust.

10.17	Offer Letter, dated May 9, 2022, by and between the Company and Dr. Zerhouni.

10.18	Offer Letter, dated May 9. 2022, by and between the Company and Dr. Nabel.

10.19

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

10.20

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

10.21	Form of Amended 5% Convertible Promissory Note dated February 10, 2023, filed as Exhibit 10.22 filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2023, and incorporated herein by reference.

10.22	Waiver and Amendment No. 2 to the Amended and Restated Credit Agreement, dated June 29, 2023, by and among BioReference Health, LLC, certain of its subsidiaries, and JPMorgan Chase Bank, N.A., filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2023 for the Company's three-month period ended June 30, 2023, and incorporated herein by reference.

10.23+	License and Research Collaboration Agreement by and between ModeX Therapeutics, Inc., OPKO Health, Inc. (with respect to certain sections), and Merck Sharp & Dohme LLC dated March 7, 2023, filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 7, 2023 for the Company's three-month period ended March 31, 2023, and incorporated herein by reference.

10.24++	Purchase Agreement, dated January 4, 2024, by and between the Company and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named therein, filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2024, and incorporated herein by reference.

10.25++	Convertible Note Purchase Agreement, dated as of January 4, 2024, by and among the Company and certain investors, including Frost Gamma Investments Trust and Jane H. Hsiao, Ph.D., MBA, filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2024, and incorporated herein by reference.

21**	Subsidiaries of the Company.

23.1**	Consent of Ernst & Young LLP.

31.1**

Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2023.

31.2**

Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2023.

32.1**	Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2023.

32.2**	Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2023.

97.1**	OPKO Health, Inc. Mandatory Recovery of Compensation Policy.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract or compensatory plan or arrangement.

**	Filed herewith.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission.

++	Pursuant to Item 601(a)(5) of Regulation S-K, schedules and similar attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise disclosed in such exhibit. The Company will supplementally provide a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission or its staff upon request.

Item 16.    FORM 10-K SUMMARY.

None.

Schedule I - Condensed Financial Information of Registrant

OPKO Health, Inc.

PARENT COMPANY CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$32,234	$104,783
Other current assets and prepaid expenses	2,408	14,666
Total current assets	34,642	119,449
Investments	1,577,938	1,665,355
Operating lease right-of-use assets	693	1,822
Other assets	3	4
Total assets	$1,613,276	$1,786,630
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$407	$311
Accrued expenses	5,655	6,238
Current maturities of operating leases	737	1,225
Current portion of convertible notes	—	3,050
Current portion of notes payable	2,454	2,615
Total current liabilities	9,253	13,439
Operating lease liabilities	—	693
Convertible notes	214,325	210,371
Deferred tax liabilities, net	479	479
Total long-term liabilities	214,804	211,543
Total liabilities	224,057	224,982
Equity:
Common Stock - $0.01 par value, 1,000,000,000 shares authorized; 781,936,885 and 781,306,164 shares issued at December 31, 2023 and 2022, respectively	7,820	7,813
Treasury Stock, at cost - 8,655,082 shares at December 31, 2023 and 2022, respectively	(1,791)	(1,791)
Additional paid-in capital	3,433,006	3,421,872
Accumulated other comprehensive income (loss)	(38,030)	(43,323)
Accumulated deficit	(2,011,786)	(1,822,923)
Total shareholders’ equity	1,389,218	1,561,648
Total liabilities and equity	$1,613,276	$1,786,630

The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.

PARENT COMPANY CONDENSED STATEMENTS OF INCOME

(In thousands)

	For the years ended December 31,
	2023	2022	2021
Revenues:
Revenue from products	$—	$—	$—
Revenue from transfer of intellectual property and other	—	—	—
Total revenues	—	—	—
Costs and expenses:
Costs of revenue	739	2,347	1,279
Selling, general and administrative	46,359	46,882	66,483
Research and development	4,106	4,196	2,029
Gain on sale of GeneDx	—	(18,559)	—
Total costs and expenses	51,204	34,866	69,791
Operating loss	(51,204)	(34,866)	(69,791)
Other income and (expense), net:
Interest income	2,499	1,762	334
Interest expense	(12,460)	(13,688)	(21,297)
Fair value changes of derivative instruments, net	(26)	12	(58)
Other income (expense), net	(16,593)	(154,807)	(9,013)
Other expense, net	(26,580)	(166,721)	(30,034)
Loss before income taxes and investment losses	(77,784)	(201,587)	(99,825)
Income tax provision	(19)	(10)	(2)
Net loss before investments and loss from subsidiaries	(77,803)	(201,597)	(99,827)
Loss from investments in investees	(107)	(383)	(629)
Net income (loss) from subsidiaries, net of taxes	(110,953)	(126,425)	70,313
Net loss	$(188,863)	$(328,405)	$(30,143)

The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.

PARENT COMPANY CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the years ended December 31,
	2023	2022	2021
Net loss	$(188,863)	$(328,405)	$(30,143)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	5,293	(12,828)	(26,270)
Comprehensive loss	$(183,571)	$(341,233)	$(56,413)

The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.

PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(188,863)	$(328,405)	$(30,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest	2,750	2,750	9,389
Amortization of deferred financing costs	1,154	1,093	722
Losses from investments in investees	107	383	629
(Income) loss from subsidiaries	110,953	126,425	(70,313)
Equity-based compensation – employees and non-employees	11,414	18,509	13,632
Non-cash revenue from the transfer of intellectual property	—	—	(3,801)
Realized gain on equity securities and disposal of fixed assets	(364)	—	(2,981)
Change in fair value of derivative instruments and equity securities	16,891	154,473	4,871
Loss on conversion of the 2025 Notes	—	—	11,111
Gain on sale of GeneDx	—	(18,559)	—
Changes in other assets and liabilities	11,559	(14,993)	10,970
Net cash used in operating activities	(34,399)	(58,324)	(55,914)
Cash flows from investing activities:
Investments in investees	(5,000)	—	(2,000)
Subsidiary financing	(30,242)	23,866	69,608
Proceeds from sale of investments	364	—	—
Proceeds from sale of equity securities	—	115,423	8,078
Net cash (used in) provided by investing activities	(34,878)	139,289	75,686
Cash flows from financing activities:
Proceeds from the exercise of Common Stock options and warrants	(272)	(774)	1,080
Redemption of 2033 Senior Notes	(3,000)	—	—
Net cash (used in) provided by financing activities	(3,272)	(774)	1,080
Net increase (decrease) in cash and cash equivalents	(72,549)	80,191	20,852
Cash and cash equivalents at beginning of period	104,783	24,592	3,740
Cash and cash equivalents at end of period	$32,234	$104,783	$24,592
SUPPLEMENTAL INFORMATION:
Interest paid	$8,135	$7,420	$8,515
Income taxes paid, net of refunds	$3,712	$8,037	$5,969
Non-cash financing:
Shares issued upon the conversion of:
Common Stock options and warrants, surrendered in net exercise	$301	$1,268	$—
Issuance of common stock for acquisition of ModeX	$—	$221,662	$—
Fair value of shares included in consideration from GeneDx Holdings	$6,689	$172,000	$—

The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.

Notes to Parent Company Condensed Financial Statements

Note 1. Organization and Basis of Presentation

We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. The parent company condensed financial statements included in this Schedule I represent the financial statements of OPKO Health, Inc., the parent company (or “OPKO”), on a stand-alone basis and do not include results of operations from our consolidated subsidiaries. The Parent Company Condensed Financial Statements should be read in conjunction with our audited consolidated financial statements included in Item 8 of Part II of this Form 10-K. As of December 31, 2023 and 2022, approximately $1.6 billion and $1.7 billion, respectively, of our Investments, net have not been eliminated in the parent company condensed financial statements.

The Parent Company Condensed Financial Statements included herein have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as substantially all the assets of BioReference, a wholly-owned subsidiary, and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to OPKO under the A&R Credit Agreement (as defined below), subject to certain exceptions. BioReference and its subsidiaries’ net assets as of December 31, 2023 were approximately $488.3 million, which includes goodwill of $283.0 million and intangible assets of $167.8 million. BioReference’s restricted net assets exceeds 25% of OPKO’s consolidated net assets of $1.4 billion as of December 31, 2023.

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

In May 2021, we entered into the Exchange with certain holders of the 2025 Notes pursuant to which the holders exchanged $55.4 million in aggregate principal amount of the outstanding 2025 Notes for 19,051,270 shares of our Common Stock (the “Exchange”). We recorded an $11.1 million non-cash loss related to the Exchange during 2021.

Contemporaneously with the closing of our offering of the 2029 Convertible Notes (as defined in Note 22) on January 9, 2024, we repurchased approximately $144.4 million aggregate principal amount of the 2025 Notes for cash, using $146.3 million of the net proceeds from our issuance and sale of the 2029 Convertible 144A Notes, following which only $170 thousand aggregate principal amount of the 2025 Notes remained outstanding. See Note 22 for additional information.

In conjunction with the issuance of the 2025 Notes, we agreed to loan up to 30,000,000 shares of our Common Stock to affiliates of the underwriter in order to assist investors in the 2025 Notes to hedge their position. Following the consummation of the Exchange, the number of outstanding borrowed shares of Common Stock was reduced by 8,105,175 shares. As of  December 31, 2023 and 2022, a total of 21,144,825 shares remained outstanding under the Share Lending Arrangement. We will not receive any of the proceeds from the sale of the borrowed shares, but we received a one-time nominal fee of $0.3 million for the newly issued shares. Shares of our Common Stock outstanding under the Share Lending Arrangement are excluded from the calculation of basic and diluted earnings per share. See Note 4. The Share Lending Arrangement was terminated in connection with the closing of the offering of the 2029 Convertible Notes. See Note 22.

The following table sets forth information related to the 2025 Notes which is included in our Consolidated Balance Sheet as of December 31, 2023:

(In thousands)	2025 Senior Notes	Debt Issuance Costs	Total
Balance at December 31, 2022	$144,580	$(2,484)	$142,096
Amortization of debt discount and debt issuance costs	—	1,154	1,154
Balance at December 31, 2023	$144,580	$(1,330)	$143,250

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

In February 2018, we issued a series of 5% Convertible Promissory Notes (the “2023 Convertible Notes”) in the aggregate principal amount of $55.0 million. The original maturity of the 2023 Convertible Notes was five years following the date of issuance and each holder of a 2023 Convertible Note originally had the option, from time to time, to convert all or any portion of the outstanding principal balance of such 2023 Convertible Note, together with accrued and unpaid interest thereon, into shares of our Common Stock at a conversion price of $5.00 per share. On February 10, 2023, we amended the 2023 Convertible Notes to extend their maturity to January 31, 2025 and reset the conversion price to the 10 day volume weighted average price immediately preceding the date of the amended notes, plus a 25% conversion premium, or $1.66 per share. Interest under the 2023 Convertible Notes accrues from the most recent date to which interest has been paid or, if no interest has been paid, from the date of issuance, until the principal and accrued and unpaid interest, are paid in full. Purchasers of the 2023 Convertible Notes included an affiliate of Dr. Phillip Frost, M.D., our Chairman and Chief Executive Officer, and Dr. Jane H. Hsiao, Ph.D., MBA, our Vice-Chairman and Chief Technical Officer.

Contemporaneously with the closing of the offering of the 2029 Convertible Notes (as defined in Note 22) on January 9, 2024, we issued and sold approximately $71.1 million aggregate principal amount of the 2029 Convertible Affiliate Notes (as defined in Note 22) in exchange for all $55.0 million aggregate principal amount of the outstanding 2023 Convertible Notes, including approximately $16.1 million of accrued but unpaid interest thereon, following which no 2023 Convertible Notes remained outstanding. See Note 22 for additional information.

In January 2013, we issued an aggregate of $175.0 million of our 3.0% Senior Notes due 2033 (the “2033 Senior Notes”) in a private placement. The 2033 Senior Notes bear interest at the rate of 3.0% per year, payable semiannually on February 1 and August 1 of each year and mature on February 1, 2033, unless earlier repurchased, redeemed or converted. From 2013 to 2016, holders of the 2033 Senior Notes converted $143.2 million in aggregate principal amount into Common Stock, and, on February 1, 2019, approximately $28.8 million aggregate principal amount of 2033 Senior Notes were tendered by holders pursuant to such holders’ option to require us to repurchase the 2033 Senior Notes. During the year ended December 31, 2023, we paid approximately $3.0 million to purchase 2033 Senior Notes in accordance with the indenture governing the 2033 Senior Notes, following which $50.6 thousand 2033 Senior Notes remained outstanding.

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

In November 2015, BioReference and certain of its subsidiaries entered into a credit agreement (as amended (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“CB”), as lender and administrative agent. The Credit Agreement originally provided for a $75.0 million secured revolving credit facility and currently includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit.

On June 29, 2023, the Company entered into an amendment to the Credit Agreement (the "Credit Agreement Amendment"), which, among other things, (i) replaced the London interbank offered rate (LIBOR) with the forward-looking term rate based on the secured overnight financing rate (the "SOFR Rate") as the interest rate benchmark, (ii) reduced the aggregate revolving commitment from $75,000,000 to $50,000,000, (iii) provided a revised commitment fee rate, and (iv) extended the maturity date from August 2024 to the earlier of August 2025, and 90 days prior to the maturity date of any indebtedness of the Company in an aggregate principal amount exceeding $7,500,000.

The Credit Agreement is guaranteed by all of BioReference’s domestic subsidiaries and is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base composed of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of December 31, 2023, $7.5 million remained available for borrowing under the Credit Agreement. Principal under the Credit Agreement is due upon maturity on August 30, 2025.

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

As of December 31, 2023 and 2022, $12.7 million and $18.1 million, respectively, was outstanding under the Credit Agreement.

The Credit Agreement contains customary covenants and restrictions, including, without limitation, covenants that require BioReference and its subsidiaries to maintain a minimum fixed charge coverage ratio if availability under the new credit facility falls below a specified amount and to comply with laws and restrictions on the ability of BioReference and its subsidiaries to incur additional indebtedness or to pay dividends and make certain other distributions to the Company, subject to certain exceptions as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of BioReference to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and execution upon the collateral securing obligations under the Credit Agreement. Substantially all the assets of BioReference and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to the Company, subject to certain exceptions. As of December 31, 2023, BioReference and its subsidiaries had net assets of approximately $488.3 million, which included goodwill of $283.0 million and intangible assets of $167.8 million.

Note 3 Commitments and Contingencies

See Note 14 of our Consolidated Financial Statements in Item 8 of Part II of this Form 10-K for a discussion of our commitments and contingencies.

Note 4 Dividends

We received $0.0 milion and $33 million dividend payments from our consolidated subsidiaries for the years ended December 31, 2023 and 2022, respectively.

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

Note 6 Subsequent Events

In January 2024, we completed a private offering of $230.0 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2029 (the “2029 Convertible 144A Notes”) in accordance with the terms of a note purchase agreement (the “144A Note Purchase Agreement”) entered into by and between by the Company and J.P. Morgan Securities LLC (the “Initial Purchaser”). The $230.0 million aggregate principal amount of 2029 Convertible 144A Notes included $30.0 million aggregate principal amount of 2029 Convertible 144A Notes purchased on the Closing Date by the Initial Purchaser in accordance with its exercise in full of its option to purchase additional 2029 Convertible 144A Notes under the 144A Note Purchase Agreement.

We received net proceeds from the issuance of the 2029 Convertible 144A Notes of approximately $222.0 million, after deducting fees and estimated offering expenses payable by us. We used approximately $50.0 million of the net proceeds from the offering of the 2029 Convertible 144A Notes to repurchase shares of our Common Stock from purchasers of the 2029 Convertible 144A Notes in privately negotiated transactions effected with or through the Initial Purchaser or its affiliate.  The purchase price per share of the Common Stock repurchased in such transactions equaled the closing sale price of the Common Stock on January 4, 2024, which was $0.9067 per share. Also, contemporaneously with the pricing of the 2029 Convertible 144A Notes, we entered into separate, privately negotiated transactions with certain holders of our outstanding 2025 Notes to repurchase, on the closing date, approximately $144.4 million aggregate principal amount of such notes. We effected such repurchases for cash, using $146.3 million of the net proceeds from the offering of the 2029 Convertible 144A Notes.

Additionally, we issued and sold approximately $71.1 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2029 (the “2029 Convertible Affiliate Notes” and, together with the 2029 Convertible 144A Notes, the “2029 Convertible Notes” of the "notes") pursuant to the terms of a note purchase agreement entered into on January 4, 2024 (the “Affiliate Note Purchase Agreement”) by and among the Company and certain investors including, Frost Gamma Investments Trust, a trust controlled by Phillip Frost, M.D., our Chairman and Chief Executive Officer, and Jane H. Hsiao, Ph.D., MBA, our Vice-Chairman and Chief Technical Officer (collectively, the “Affiliate Purchasers”). Pursuant to the Affiliate Note Purchase Agreement, we issued and sold the 2029 Convertible Affiliate Notes to the Affiliate Purchasers in exchange for the entirety of the $55.0 million aggregate principal amount of our outstanding 2023 Convertible Notes, together with approximately $16.1 million of accrued but unpaid interest thereon, held by the Affiliate Purchasers. Following such exchange, no 2023 Convertible Notes remained outstanding.

Holders may convert their 2029 Convertible Notes at their option prior to the close of business on the business day immediately preceding September 15, 2028 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2024 (and only during such calendar quarter), if the last reported sale price of our Common Stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five consecutive business day period after any ten consecutive trading day period (the “convertible note measurement period”) in which the trading price  per $1,000 principal amount of notes for each trading day of the convertible note measurement period was less than 98% of the product of the last reported sale price of our Common Stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events specified in the indenture governing the 2029 Convertible Notes. On or after September 15, 2028 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing conditions. Upon conversion of a note, we will pay or deliver, as the case may be, cash, shares of our Common Stock or a combination of cash and shares of our Common Stock, at our election. However, we will be required to elect to deliver solely cash or, subject to certain limitations, a combination of cash and shares of our Common Stock upon conversion, unless and until we have duly authorized and reserved for issuance (by all necessary corporate action and arrangements with the transfer agent for our Common Stock) upon conversion of the notes a number of authorized shares of our Common Stock that have not been issued or reserved for any other purpose, and/or a number of treasury shares of our Common Stock that have not been reserved for any other purpose, equal to the maximum number of underlying shares.

The conversion rate is initially equal to 869.5652 shares of Common Stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $1.15 per share of Common Stock). The conversion rate for the 2029 Convertible Notes will be subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date of the notes, in certain circumstances we will increase the conversion rate of the 2029 Convertible Notes for a holder who elects to convert its notes in connection with such a corporate event.

We may not redeem the notes prior to the maturity date, and no sinking fund is provided for the notes. If we undergo a fundamental change, holders may require us to purchase the notes in whole or in part for cash at a fundamental change purchase price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date. The 2029 Convertible Notes are our senior unsecured obligations and rank senior in right of payment to any indebtedness that is expressly subordinated in right of payment to the notes, and equal in right of payment with all of our existing and future unsecured indebtedness that is not so subordinated. The notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries (including, without limitation, liabilities of our subsidiaries under the Credit Agreement).

The indenture governing the notes provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others, the following: nonpayment of principal or interest; breach of covenants or other agreements in the indenture; defaults in failure to pay certain other indebtedness; judgment defaults; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing under the indenture, the trustee thereunder or the holders of at least 25% in aggregate principal amount of the notes then outstanding may declare 100% of the principal of and accrued and unpaid interest, if any on all then-outstanding notes to be immediately due and payable.  In certain circumstances, we may, for a period of time, elect to pay additional interest on the notes as the sole remedy to holders of the notes in the case of an event of default related to certain failures by us to comply with certain reporting covenants in the indenture.

Effective January 22, 2024, the Company terminated its share lending agreement, dated as of February 4, 2019 (the “Share Lending Agreement”), entered into with Jefferies Capital Services, LLC (the “Share Borrower”), pursuant to which the Company lent to the Share Borrower approximately 30 million shares of its Common Stock in connection with the 2019 issuance of its $200.0 million aggregate principal amount of the 2025 Notes. The amount of outstanding borrowed shares was subsequently reduced by approximately 8,313,000 shares and concurrent with the termination of the Share Lending Agreement, all shares have been returned to the Company to be held as treasury shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2024	OPKO HEALTH, INC.

	By:	/s/ Phillip Frost, M.D.
Phillip Frost, M.D.
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Phillip Frost, M.D.	Chairman of the Board and Chief Executive	March 1, 2024
Phillip Frost, M.D.	Officer (Principal Executive Officer)

/s/ Jane H. Hsiao, Ph.D., MBA	Vice Chairman and Chief Technical Officer	March 1, 2024
Jane H. Hsiao, Ph.D., MBA

/s/ Elias A. Zerhouni, M.D.	Vice Chairman and President	March 1, 2024
Elias A. Zerhouni, M.D.

/s/ Steven D. Rubin	Director and Executive Vice President –	March 1, 2024
Steven D. Rubin	Administration

/s/ Adam Logal	Senior Vice President, Chief Financial Officer,	March 1, 2024
Adam Logal	Chief Accounting Officer and Treasurer (Principal Financial Officer)

/s/ Gary J. Nabel, M.D., Ph.D.	Director, Chief Innovation Officer	March 1, 2024
Gary J. Nabel, M.D., Ph.D.

/s/ Alexis Borisy	Director	March 1, 2024
Alexis Borisy

/s/ Richard Krasno, Ph.D.	Director	March 1, 2024
Richard Krasno, Ph.D.

/s/ Prem A. Lachman, M.D.	Director	March 1, 2024
Prem A. Lachman M.D.

/s/ Roger J. Medel, M.D.	Director	March 1, 2024
Roger J. Medel, M.D.

/s/ John A. Paganelli	Director	March 1, 2024
John A. Paganelli

/s/ Richard C. Pfenniger, Jr.	Director	March 1, 2024
Richard C. Pfenniger, Jr.

/s/ Alice Lin-Tsing Yu, M.D., Ph.D.	Director	March 1, 2024
Alice Lin-Tsing Yu, M.D., Ph.D.

Exhibit Number	Description

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1

Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2023.

31.2

Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2023.

32.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2023.

32.2	Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2023.

Exhibit 101.INS	Inline XBRL Instance Document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)