Form 10-Q
period 2024-03-31
OPKO HEALTH, INC.
filed 2024-05-07
CIK 944809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024.

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

As of May 3, 2024, the registrant had 696,991,677 shares of Common Stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects, operating results, cash flows and/or financial condition. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, and described from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). We do not undertake any obligation to update forward-looking statements, except to the extent required by applicable law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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
•

that we may not generate or sustain profits or cash flow from our laboratory operations or substantial revenue from NGENLA (Somatrogon (hGH-CTP)), Rayaldee and our other pharmaceutical and diagnostic products;

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

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$75,639	$95,881
Accounts receivable, net	111,367	123,379
Inventory, net	59,366	65,697
Other current assets and prepaid expenses	24,652	24,519
Assets held for sale	120,279	—
Total current assets	391,303	309,476
Property, plant and equipment, net	64,165	75,429
Intangible assets, net	680,034	740,283
In-process research and development	195,000	195,000
Goodwill	530,615	598,260
Investments	40,990	16,082
Operating lease right-of-use assets	63,331	68,088
Other assets	8,578	9,080
Total assets	$1,974,016	$2,011,698
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$71,157	$69,677
Accrued expenses	88,772	90,086
Current maturities of operating leases	11,742	12,996
Current portion of convertible notes	170	—
Current portion of lines of credit and notes payable	22,820	27,293
Liabilities associated with assets held for sale	9,677	—
Total current liabilities	204,338	200,052
Operating lease liabilities	50,931	54,140
Long term portion of convertible notes	323,108	214,325
Deferred tax liabilities	121,635	126,773
Other long-term liabilities, principally contract liabilities, contingent consideration and lines of credit	21,196	27,189
Total long-term liabilities	516,870	422,427
Total liabilities	721,208	622,479
Equity:
Common Stock - $0.01 par value, 1,000,000,000 shares authorized; 726,791,854 and 781,936,885 shares issued at March 31, 2024 and December 31, 2023, respectively	7,269	7,820
Treasury Stock - 29,772,753, and 8,655,082 shares at March 31, 2024 and December 31, 2023, respectively	(1,791)	(1,791)
Additional paid-in capital	3,386,147	3,433,006
Accumulated other comprehensive loss	(45,195)	(38,030)
Accumulated deficit	(2,093,622)	(2,011,786)
Total shareholders’ equity	1,252,808	1,389,219
Total liabilities and equity	$1,974,016	$2,011,698

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	For the three months ended March 31,
	2024	2023
Revenues:
Revenue from services	$126,890	$132,368
Revenue from products	38,047	40,383
Revenue from transfer of intellectual property and other	8,749	64,826
Total revenues	173,686	237,577
Costs and expenses:
Cost of service revenue	109,873	114,059
Cost of product revenue	21,744	24,255
Selling, general and administrative	70,167	75,642
Research and development	21,937	32,605
Contingent consideration	—	136
Amortization of intangible assets	21,437	21,474
Total costs and expenses	245,158	268,171
Operating loss	(71,472)	(30,594)
Other income and (expense), net:
Interest income	813	1,030
Interest expense	(7,686)	(3,391)
Fair value changes of derivative instruments, net	(26,161)	(1,059)
Other income, net	21,323	17,017
Other income (expense), net	(11,711)	13,597
Loss before income taxes and investment losses	(83,183)	(16,997)
Income tax benefit (provision)	1,350	(1,233)
Net loss before investment losses	(81,833)	(18,230)
Loss from investments in investees	(3)	(37)
Net loss	$(81,836)	$(18,267)
Loss per share, basic and diluted:
Loss per share	$(0.12)	$(0.02)
Weighted average common shares outstanding, basic and diluted	706,882,189	751,506,257

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	For the three months ended March 31,
	2024	2023
Net loss	$(81,836)	$(18,267)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	(7,166)	5,712
Comprehensive loss	$(89,002)	$(12,555)

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands, except share data)

For the three months ended March 31, 2024

						Accumulated
					Additional	Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at December 31, 2023	781,936,885	$7,820	(8,655,082)	$(1,791)	$3,433,006	$(38,030)	$(2,011,786)	$1,389,219
Equity-based compensation expense	—	—	—	—	—	—	—	—
Exercise of common stock options and warrants	—	—	—	—	2,590	—	—	2,590
2025 convertible notes	—	—	(21,117,671)	—	—	—	—	—
Share Repurchase	(55,145,031)	(551)	—	—	(49,449)	—	—	(50,000)
Net loss	—	—	—	—	—	—	(81,836)	(81,836)
Other comprehensive loss	—	—	—	—	—	(7,165)	—	(7,165)
Balance at March 31, 2024	726,791,854	$7,269	(29,772,753)	$(1,791)	$3,386,147	$(45,195)	$(2,093,622)	$1,252,808

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

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(81,836)	$(18,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,820	26,446
Non-cash interest	3,843	678
Amortization of deferred financing costs	519	296
Losses from investments in investees	3	37
Equity-based compensation – employees and non-employees	2,590	2,717
Realized loss (gain) on disposal of fixed assets and sales of equity securities	(47)	1,845
Change in fair value of equity securities and derivative instruments	1,251	(7,130)
Loss on conversion convertible senior notes	757	—
Change in fair value of contingent consideration	—	136
Deferred income tax (benefit) provision	(2,680)	102
Changes in assets and liabilities:
Accounts receivable, net	9,518	7,364
Inventory, net	2,274	1,306
Other current assets and prepaid expenses	(552)	(58,902)
Other assets	7	772
Accounts payable	2,789	12,759
Foreign currency measurement	1,225	(2,355)
Contract liabilities	—	2
Accrued expenses and other liabilities	(1,047)	9,547
Net cash used in operating activities	(35,566)	(22,647)
Cash flows from investing activities:
Investments in investees	—	(5,000)
Proceeds from the sale of property, plant and equipment	48	320
Capital expenditures	(4,443)	(3,037)
Net cash used in investing activities	(4,395)	(7,717)
Cash flows from financing activities:
Issuance of 3.00% convertible senior notes, net (including related parties)	230,000	—
Debt issuance costs	(8,562)	—
Share repurchase	(50,000)	—
Borrowings on lines of credit	163,703	165,288
Repayments of lines of credit	(168,241)	(175,407)
Redemption of 2025 Notes and 2033 Senior Notes	(146,287)	(3,000)
Net cash provided by (used in) financing activities	20,613	(13,119)
Effect of exchange rate changes on cash and cash equivalents	(894)	1,122
Net decrease in cash and cash equivalents	(20,242)	(42,361)
Cash and cash equivalents at beginning of period	95,881	153,191
Cash and cash equivalents at end of period	$75,639	$110,830
SUPPLEMENTAL INFORMATION:
Interest paid	$3,125	$3,830
Income taxes paid, net of refunds	$1,063	$477
Assets acquired by finance leases	$—	$960

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 BUSINESS AND ORGANIZATION

OPKO Health, Inc., a Delaware corporation (“OPKO”, the “Company”, “we”, “us”, or “our”) is a diversified healthcare company that seeks to establish industry leading positions in large and rapidly growing markets. Our pharmaceutical business features Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency, and Somatrogon (hGH-CTP), a once-weekly human growth hormone injection. We have partnered with Pfizer Inc. (“Pfizer”) for the development and commercialization of Somatrogon (hGH-CTP). Regulatory approvals for Somatrogon (hGH-CTP) for the treatment of growth hormone deficiency in children and adolescents have been secured in over 50 markets, including the United States, European Union (“EU”) Member States, Japan, Canada, and Australia, where it is marketed under the brand name NGENLA®. Through our 2022 acquisition of ModeX Therapeutics, Inc. (“ModeX”), we have expanded our pharmaceutical pipeline with early-stage immune therapies targeting cancer and infectious diseases.

Our diagnostics business, BioReference Health, LLC (“BioReference”), is one of the nation’s largest full-service laboratories, with a sales and marketing team focused on growth and new product integration, including the 4Kscore prostate cancer test. BioReference primarily serves customers in major metropolitan areas across the United States. We offer a comprehensive clinical diagnostics menu, including hematology, clinical chemistry, immunoassays, infectious disease testing, serology, hormone analyses, toxicology assays, Pap smears, anatomic pathology, and COVID-19 testing. Our laboratory services are marketed directly to physicians, geneticists, hospitals, clinics, correctional facilities, and other healthcare providers.

The Company maintains established, revenue-generating pharmaceutical platforms in Spain, Ireland, Chile, and Mexico, contributing to positive cash flow and facilitating market entry for our development pipeline. In addition to these platforms, we operate a global pharmaceutical development and commercial supply company, a global supply chain operation, and manufacture specialty active pharmaceutical ingredients (API) in Israel through our subsidiary, FineTech, which we expect will facilitate the development of our pipeline of molecules and compounds for our proprietary molecular diagnostic and therapeutic products.

Our management team possesses extensive industry experience in development, regulatory affairs, and commercialization. Their industry relationships support the identification and pursuit of commercial opportunities. Research and development activities are primarily conducted in facilities located in Weston, Massachusetts, Waterford, Ireland, Kiryat Gat, Israel, and Barcelona, Spain.

On March 27, 2024, we and Laboratory Corporation of America Holdings (“Labcorp”) entered into a definitive agreement (the “Labcorp Asset Purchase Agreement”), pursuant to which Labcorp agreed to acquire select assets of BioReference (the “BioReference Transaction”). The purchase price for the Bio Reference Transaction is $237.5 million. The assets contemplated by the BioReference Transaction include BioReference's laboratory testing businesses focused on clinical diagnostics, reproductive health, and women's health across the United States, excluding New York and New Jersey operations. These assets include patient service centers, specific customer contracts, and operating assets. The Purchase Agreement contains customary representations, warranties, covenants and indemnification provisions for a transaction of this size and type, including, among other things, customary covenants relating to (i) the conduct of the Business between the signing of the Purchase Agreement and the closing of the Transaction and (ii) the efforts of the parties to cause the Transaction to be consummated, including obtaining certain consents and approvals. The consummation of the BioReference Transaction is subject to the satisfaction or waiver of customary closing conditions, including the expiration or termination of any required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Company anticipates closing the BioReference Transaction in the second half of 2024.

As of March 31, 2024, the Labcorp Asset Purchase Agreement met the held-for-sale accounting criteria. Accordingly, the related assets and liabilities are classified as held for sale in our consolidated balance sheet. As of March 31, 2024, the select assets to be purchased in the BioReference Transaction are included in our diagnostics segment.

NOTE 2 FOREIGN EXCHANGE RATES

Foreign Currency Exchange Rates

Approximately 21.5% of our revenue for the three months ended March 31, 2024, was denominated in currencies other than the U.S. Dollar (USD). This compares to 18.5% for the same period in 2023. Our financial statements are reported in USD; therefore, fluctuations in exchange rates affect the translation of foreign-denominated revenue and expenses. During the first quarter of 2024 and the year ended December 31, 2023, our most significant currency exchange rate exposures were to the Euro and the Chilean Peso. Gross accumulated currency translation adjustments, recorded as a separate component of shareholders’ equity, totaled $41.8 million and $34.6 million at March 31, 2024 and December 31, 2023, respectively.

We are subject to foreign currency transaction risk due to fluctuations in exchange rates between the time a transaction is initiated and settled. To mitigate this risk, we use foreign currency forward contracts. These contracts fix an exchange rate, allowing us to offset potential losses (or gains) caused by exchange rate changes at the settlement date. As of March 31, 2024, we held no open foreign exchange forward contracts related to inventory purchases on letters of credit. As of December 31, 2023, we held 52 open foreign exchange forward contracts related to inventory purchases on letters of credit. These contracts matured monthly through January 2024 with a total notional value of approximately $2.9 million.

 NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments or adjustments otherwise disclosed herein) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three months ended March 31, 2024 are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2024 or any other future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which are used in our testing laboratories. Inventory obsolescence expense for the three months ended March 31, 2023, was $0.4 million and $1.4 million, respectively.

Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting. Refer to Note 5. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions was $1.4 billion and $1.5 billion at March 31, 2024 and December 31, 2023, respectively.

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

Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value. Goodwill was $530.6 million and $598.3 million, respectively, at March 31, 2024 and December 31, 2023.

Net intangible assets other than goodwill were $0.9 billion on each of March 31, 2024, and December 31, 2023, with IPR&D accounting for $195.0 million on each date. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges may occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment.

Upon regulatory approval, IPR&D assets are classified as finite-lived intangible assets. These assets are then amortized on a straight-line basis over their estimated useful lives. If a project is abandoned, the associated IPR&D costs are immediately expensed. We also regularly assess finite-lived intangible assets for impairment. This assessment involves comparing the carrying amount of an asset, which is its cost minus accumulated amortization, to its estimated future undiscounted cash flows. If the carrying amount exceeds the estimated future cash flows, an impairment charge is recognized to reflect the difference between the asset's carrying amount and its fair value.

While we believe our estimates and assumptions used in impairment testing (including for goodwill and IPR&D) are reasonable and reflect those used by market participants, there is a potential risk of material impairment charges. Based on the current financial performance of our diagnostics segment and our Ireland reporting unit (which includes Eirgen and Rayaldee), we could be subject to such charges if their future performance deviates from our current estimates and assumptions. For reference, the combined goodwill of these units totaled $300.2 million and $367.3 million at March 31, 2024 and December 31, 2023, respectively.

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $21.4 million and $21.5 million for the three months ended March 31, 2024, and 2023, respectively.

Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered equity securities as of March 31, 2024 and December 31, 2023 are predominately carried at fair value. Our debt under the Credit Agreement (as defined below) approximates fair value due to the variable rate of interest applicable to such debt.

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

Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At March 31, 2024 and December 31, 2023, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognized all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statement of Operations. Refer to Note 10. In addition, we have determined the value of the embedded derivative liability within the 2029 Convertible 144A Notes and recorded it at fair value. Refer to Note 7. The changes in the fair value of the embedded derivatives are recognized in the fair value changes of derivatives instruments, net. Refer to Note 9.

Property, plant and equipment. Property, plant and equipment are recorded at cost or fair value if acquired in a business combination. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under finance leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, and automobiles - 3-5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Assets held under finance leases are included within Property, plant and equipment, net in our Condensed Consolidated Balance Sheets and are amortized over the shorter of their useful lives or the expected term of their related leases. Depreciation expense was $4.4 million and $5.0 million for the three months ended March 31, 2024, and 2023, respectively.

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

We operate in various countries and tax jurisdictions globally.  For interim reporting purposes, we record income taxes based on the expected effective income tax rate, taking into consideration year to date and global forecasted tax results. For the three months ended March 31, 2024, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.

Included in Other long-term liabilities is an accrual of $9.9 million related to uncertain tax positions involving income recognition. In connection with an examination of foreign tax returns for the 2015 through 2021 tax years, a foreign taxing authority has issued an income tax assessment of approximately $246 million (including interest). We are appealing this assessment, as we believe, other than for uncertain tax positions for which we have reserved, the issues are without technical merit. We intend to exhaust all judicial remedies necessary to resolve the matter as necessary, which could be a lengthy process. There can be no assurance that this matter will be resolved in our favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material adverse effect on our financial condition, results of operations and cash flows.

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

While we have receivables due from federal and state governmental agencies, such receivables are not a credit risk because federal and state governments fund the related healthcare programs. Payment is primarily dependent upon submitting appropriate documentation. On March 31, 2024 and December 31, 2023, receivable balances (net of explicit and implicit price concessions) from Medicare and Medicaid were 7.4% and 6.7%, respectively, of our consolidated Accounts receivable, net. The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At March 31, 2024 and December 31, 2023, receivables due from patients represented approximately 2.2% and 2.0%, respectively, of our consolidated Accounts receivable, net.

We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for credit losses was $2.0 million on each of  March 31, 2024, and December 31, 2023. The credit loss expense for the three months ended March 31, 2024 and 2023, was $128.6 thousand and $85.2 thousand, respectively.

As of March 31, 2024, accounts receivable included $0.8 million of revenue earned under the BARDA Contract (as defined in Note 14). As of December 31, 2023, accounts receivable included $0.6 million under this contract. Refer to Note 13, Government Contract Revenue for further information on government contracts and to Note 14, Strategic Alliances for further information on the BARDA Contract.

Equity-based compensation. We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits realized from the exercise of stock options as cash flows from operations. For the three months ended March 31, 2024, and 2023, we recorded $2.6 million and $2.7 million, respectively, of equity-based compensation expense.

Research and development expenses. Research and development expenses include external and internal expenses. External expenses include clinical and nonclinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. Research and development employee-related expenses include salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities. We expense these costs in the period in which they are incurred. We estimate our liabilities for research and development expenses in order to match the recognition of expenses to the period in which the actual services are received. As such, accrued liabilities related to third party research and development activities are recognized based upon our estimate of services received and degree of completion of the services in accordance with the specific third party contract.

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

Segment reporting. Our chief operating decision-maker is Phillip Frost, M.D., our Chairman and Chief Executive Officer. Dr. Frost reviews our operating results and operating plans and makes resource allocation decisions on a Company-wide or aggregate basis. We manage our operations in two reportable segments, pharmaceutical and diagnostics. The pharmaceutical segment consists of our pharmaceutical operations in Chile, Mexico, Ireland, Israel and Spain, Rayaldee product sales and our pharmaceutical research and development. The diagnostics segment primarily consists of clinical laboratory operations through BioReference and our point-of-care operations. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense or income taxes. Refer to Note 15.

Shipping and handling costs. We do not charge customers for shipping and handling costs. Shipping and handling costs are classified as Cost of revenues in the Condensed Consolidated Statement of Operations.

Foreign currency translation. The financial statements of certain of our foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are generally translated at the rate of exchange to the U.S. dollar on the balance sheet date. The local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of Other income (expense), net within the Condensed Consolidated Statement of Operations and foreign currency translation gains (losses) have been included as a component of the Condensed Consolidated Statement of Comprehensive Income (Loss). During the three months ended March 31, 2024 and 2023, we recorded foreign currency transaction gains and (losses) of ($2.7 million) and $1.0 million, respectively.

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

Accounting standards yet to be adopted.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (i) specific categories in the rate reconciliation, (ii) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (iii) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 improve financial reporting by requiring all public entities to disclose incremental segment information on an annual and interim basis to enable investors to develop more useful financial analyses. Topic 280 requires that a public entity disclose certain information about its reportable segments, for example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. ASC 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The ASU 2023-07 amendments do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. Upon adoption, a public entity must retrospectively apply ASU 2023-07 amendments to all prior periods presented in the financial statements. The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023 (e.g., for calendar-year-end public entities, annual periods beginning on January 1, 2024 — i.e., December 31, 2024, Form 10-K), and interim periods within fiscal years beginning after December 15, 2024 (e.g., for calendar-year-end public entities, interim periods beginning on January 1, 2025 — i.e., Form 10-Q for the first quarter of 2025). Early adoption is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

Recently adopted accounting standards.

In 2021, the Organization for Economic Co-operation and Development (“OECD”) established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution (“Pillar Two”) to global taxation, focusing on global profit allocation and a 15% global minimum effective tax rate. On December 15, 2022, the EU member states agreed to implement the OECD’s global minimum tax rate of 15%. The OECD issued Pillar Two model rules and continues to release guidance on these rules. The inclusive framework calls for tax law changes by participating countries to take effect in 2024 and 2025. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax. We considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and there is no material impact to our tax results for the period. We anticipate further legislative activity and administrative guidance in 2024, and will continue to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions we operate in.

NOTE 4 EARNINGS (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing our net income (loss) by the weighted average number of shares of our Common Stock outstanding during the period. Shares of Common Stock outstanding under the share lending arrangement entered into in conjunction with the 2025 Notes (as defined in Note 7) are excluded from the calculation of basic and diluted earnings per share because the borrower of the shares is required under the share lending arrangement to refund any dividends paid on the shares lent. Refer to Note 7. For diluted earnings per share, the dilutive impact of stock options and warrants is determined by applying the “treasury stock” method. The dilutive impact of the 2029 Convertible Notes, 2033 Senior Notes, the 2023 Convertible Notes and the 2025 Notes (each, as defined and discussed in Note 7) has been considered using the “if converted” method. For periods in which their effect would have been antidilutive, no effect is given to Common Stock issuable under outstanding options or warrants or the potentially dilutive shares issuable pursuant to the 2029 Convertible Notes, 2033 Senior Notes, the 2023 Convertible Notes and the 2025 Notes in the dilutive computation.

A total of 296,587,793 and 82,441,440 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2024 and 2023, respectively, because their inclusion would have been antidilutive. A full presentation of diluted earnings per share has not been provided because the required adjustments to the numerator and denominator resulted in diluted earnings per share equivalent to basic earnings per share.

During the three months ended March 31, 2024, no options were exercised and no restricted stock units vested, resulting in the issuance of no shares of Common Stock.

During the three months ended March 31, 2023, no options were exercised and no restricted stock units vested, resulting in the issuance of no shares of Common Stock.

NOTE 5 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	March 31,	December 31,
(In thousands)	2024	2023
Accounts receivable, net:
Accounts receivable	$113,360	$125,379
Less: allowance for credit losses	(1,993)	(2,000)
	$111,367	$123,379
Inventories, net:
Consumable supplies	$19,346	$35,582
Finished products	34,008	25,864
Work in-process	3,286	1,731
Raw materials	8,246	8,981
Less: inventory reserve	(5,520)	(6,461)
	$59,366	$65,697
Other current assets and prepaid expenses:
Taxes recoverable	$3,674	$4,211
Prepaid expenses	8,649	6,177
Prepaid insurance	1,538	3,848
Other receivables	4,165	2,610
Other	6,626	7,673
	$24,652	$24,519
Intangible assets, net:
Customer relationships	$256,732	$315,799
Technologies	813,234	831,509
Trade names	49,739	49,758
Covenants not to compete	12,912	12,916
Licenses	6,259	6,205
Product registrations	6,331	6,790
Other	5,899	6,000
Less: accumulated amortization	(471,072)	(488,694)
	$680,034	$740,283
Accrued expenses:
Employee benefits	$31,264	$28,952
Clinical trials	6,077	7,624
Commitments and contingencies	8,642	8,088
Gross to net provision	6,082	9,420
Inventory received but not invoiced	2,972	1,653
Finance leases short-term	1,783	2,827
Professional fees	2,571	3,470
Taxes payable	3,751	1,384
Royalties	1,705	1,544
Commissions	1,877	1,822
Other	22,048	23,302
	$88,772	$90,086
Other long-term liabilities:
Mortgages and other debts payable	$4,036	$7,709
Finance leases long-term	4,987	7,274
Contract liabilities	7	7
Other	12,166	12,199
	$21,196	$27,189

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

Changes in value of the intangible assets and goodwill during the three months ended March 31, 2024 and 2023 were primarily due to foreign currency fluctuations between the Euro, and the Chilean Peso against the U.S. dollar.

The following table summarizes the changes in Goodwill by reporting unit during the three months ended March 31, 2024.

	2024
(In thousands)	Gross goodwill at January 1	Cumulative impairment at January 1	Acquisitions, dispositions and other	Foreign exchange and other	Balance at March 31
Pharmaceuticals
CURNA	$4,827	$(4,827)	$—	$—	$—
Rayaldee	84,273	—	—	(1,816)	82,457
FineTech	11,698	(11,698)	—	—	—
ModeX	80,260	—	—	—	80,260
OPKO Biologics	139,784	—	—	(0)	139,784
OPKO Chile	3,642	—	—	(374)	3,268
OPKO Health Europe	7,276	—	—	(161)	7,115
OPKO Mexico	100	(100)	—	—	—
Transition Therapeutics	3,421	(3,421)	—	—	—

Diagnostics
BioReference	283,025	—	(65,294)	—	217,731
OPKO Diagnostics	17,977	(17,977)	—	—	—
	$636,283	$(38,023)	$(65,294)	$(2,351)	$530,615

Acquisitions, disposition and other includes amounts related to the Labcorp Asset Purchase Agreement, which is included in assets held for sale at March 31, 2024.

NOTE 6 INVESTMENTS

Investments

The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of March 31, 2024 and December 31, 2023:

(in thousands)	As of March 31, 2024		As of December 31, 2023
Investment type	Investment Carrying Value	Underlying Equity in Net Assets	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$(0)	$2,734	$(0)	$2,942
Variable interest entity, equity method	793	157	796	420
Equity method investments - FV option	32,490		9,786
Equity securities	183		116
Equity securities with no readily determinable fair value	7,521		5,382
Warrants and options	3		2
Total carrying value of investments	$40,990		$16,082

Equity method investments

Our equity method investments, other than in GeneDx Holdings, as described below, consist of investments in Pharmsynthez (ownership 9%), Cocrystal Pharma, Inc. (“COCP”) (2%), Non-Invasive Monitoring Systems, Inc. (“NIMS”) (1%), BioCardia, Inc. (“BioCardia”) (1%), Xenetic Biosciences, Inc. (“Xenetic”) (3%), and LeaderMed Health Group Limited (“LeaderMed”) (47%). Neovasc, Inc., in which we owned a 0.5% interest, was acquired by Shockwave Medical, Inc. in April 2023. As a result, we received $363 thousand in merger consideration in exchange for our shares. The aggregate amount of assets, liabilities, and net losses of these equity method investees as of and for the three months ended March 31, 2024 were $80.4 million, $23.6 million, and $9.3 million, respectively. The aggregate amount of assets, liabilities, and net losses of our equity method investees as of and for the year ended December 31, 2023 were $85.5 million, $20.8 million, and $37.7 million, respectively. We have determined that we or our related parties have the ability to exercise significant influence over our equity method investments through our board representation or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market prices of their respective shares of common stock and the number of shares held by us as of March 31, 2024 and December 31, 2023 was $0.6 million and $0.7 million, respectively.

Equity method investments - Fair value option

On  January 14, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (the “GeneDx Merger Agreement”) with GeneDx Holdings Corp. (f/k/a Sema4 Holdings Corp.), a Delaware corporation (“GeneDx Holdings”), pursuant to which GeneDx Holdings acquired our former subsidiary, GeneDx LLC (formerly GeneDx, Inc. “GeneDx”), on April 28, 2022. As a result of this transaction, the Company holds an equity method investment in GeneDx Holdings, representing an approximate 13.7% ownership interest. Pursuant to the GeneDx Merger Agreement, the Company designated, and GeneDx Holdings nominated for election an individual to serve on the board of directors of GeneDx Holdings, and such nominee was elected by GeneDx Holdings stockholders to serve as a director until GeneDx Holdings 2024 annual meeting of stockholders. Therefore, we have determined that the Company or our related parties can exercise significant influence over the investee through our board representation or voting power. However, our influence is limited by the GeneDx Holdings Shareholder Agreement, pursuant to which we have agreed to vote our shares of GeneDx Holdings Common Stock in accordance with the recommendation of GeneDx Holdings' board of directors for so long as we continue to hold at least 5% of the outstanding shares of GeneDx Holdings common stock. Other than through our sole board seat, we are unable to influence GeneDx Holdings' policy-making process. We currently hold one of seven seats on the GeneDx Holdings board of directors, and our designee  may continue to serve following the expiration of the lock-up period if re-elected by GeneDx Holdings stockholders.

We elected to account for our investment in GeneDx Holdings under the equity method fair value option and record gains and losses from changes in fair value in other income (expense), net in our Condensed Consolidated Statements of Operations. For the three months ended March 31, 2024 and 2023, we recognized $22.7 million and $8.3 million in net income related to the change in fair value of our GeneDx Holdings investment, respectively. As of March 31, 2024, the aggregate value of our GeneDx Holdings investment based on the quoted market price of the GeneDx Holdings Common Stock was $32.5 million.

Investments in equity securities

Our equity securities consist of investments in VBI Vaccines Inc. (0.19%), ChromaDex Corporation (“ChromaDex”) (0.05%), and Eloxx Pharmaceuticals, Inc. (“Eloxx”) (1%). Our equity securities without readily determinable fair value consists of CAMP4 Therapeutics Corporation (“CAMP4”) (2%) and HealthSnap, Inc. (4%). We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of these investments. Accordingly, we account for our investment in these entities as equity securities, and we record changes in the fair value of these investments in Other income (expense) each reporting period when they have readily determinable fair value. Equity securities without a readily determinable fair value are adjusted to fair value when there is an observable price change. Net gains and losses on our equity securities for the three months ended March 31, 2024 and 2023 were as follows:

	For the three months ended March 31,
(in thousands)	2024	2023
Equity Securities:
Net gains and losses recognized during the period on equity securities	$67	$(105)
Unrealized net losses recognized during the period on equity securities still held at the reporting date	$67	$(105)

Sales of investments

Gains (losses) included in earnings from sales of our investments are recorded in Other income (expense), net in our Condensed Consolidated Statement of Operations. The cost of securities sold is based on the specific identification method.

Warrants and options

In addition to our equity method investments and equity securities, we hold options to purchase 47 thousand additional shares of BioCardia, all of which were vested as of March 31, 2024 and December 31, 2023, and warrants to purchase 33 thousand and 0.7 million additional shares of COCP and InCellDx Inc., respectively. We recorded the changes in the fair value of the options and warrants in fair value changes of derivative instruments, net in our Condensed Consolidated Statement of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Condensed Consolidated Balance Sheet. See further discussion of the Company’s options and warrants in Note 9 and Note 10.

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

We own 1,260,000 shares of Zebra’s Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29%) at March 31, 2024 and December 31, 2023). Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a former member of our Board of Directors, was a founder of Zebra. Dr. Frost serves as a member of Zebra’s Board of Directors.

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

NOTE 7 DEBT

As of March 31, 2024 and December 31, 2023, our debt consisted of the following:

	March 31,	December 31,
(In thousands)	2024	2023
2029 Convertible Notes	$323,058	$—
2025 Convertible Notes	170	143,250
2033 Senior Notes	50	50
2023 Convertible Notes	—	71,025
JP Morgan Chase	11,668	12,671
Chilean and Spanish lines of credit	9,330	12,629
Current portion of notes payable	1,822	1,992
Long term portion of notes payable	4,036	7,727
Total	$350,134	$249,345

Balance sheet captions
Current portion of convertible notes	$170	$—
Long term portion of convertible notes	323,108	214,325
Current portion of lines of credit and notes payable	22,820	27,293
Long Term notes payable included in long-term liabilities	4,036	7,727
Total	$350,134	$249,345

In  January 2024, we completed a private offering of $230.0 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2029 (the “2029 Convertible 144A Notes”) in accordance with the terms of a note purchase agreement (the “144A Note Purchase Agreement”) entered into by and between the Company and J.P. Morgan Securities LLC (the “Initial Purchaser”). The $230.0 million aggregate principal amount of 2029 Convertible 144A Notes includes $30.0 million aggregate principal amount of 2029 Convertible 144A Notes purchased on the closing date by the Initial Purchaser in accordance with its exercise in full of its overallotment option.

Net proceeds from the 2029 Convertible 144A Notes issuance totaled approximately $222.0 million after deducting fees and estimated offering expenses payable by us. We allocated approximately $50.0 million of these net proceeds to repurchase shares of our Common Stock. These repurchases were from purchasers of the 2029 Convertible 144A Notes in privately negotiated transactions effected with or through the Initial Purchaser or its affiliate. The purchase price per share of the Common Stock in these transactions equaled the closing sale price of $0.9067 per share of Common Stock on January 4, 2024.

Contemporaneously with the closing of the offering of the 2029 Convertible 144A Notes on January 9, 2024, we issued and sold approximately $71.1 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2029 (the “2029 Convertible Affiliate Notes” and, together with the 2029 Convertible 144A Notes, the “2029 Convertible Notes”) pursuant to the terms of a note purchase agreement entered into on January 4, 2024 (the “Affiliate Note Purchase Agreement”) by and among the Company and certain investors including, Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost and Dr. Jane H. Hsiao (collectively, the “Affiliate Purchasers”). Pursuant to the Affiliate Note Purchase Agreement, we issued and sold the 2029 Convertible Affiliate Notes to the Affiliate Purchasers in exchange for the entirety of the $55.0 million aggregate principal amount of our outstanding 2023 Convertible Notes held by the Affiliate Purchasers, together with approximately $16.1 million of accrued but unpaid interest thereon.

On January 9th, 2024, we recorded the $125.6 million value of the embedded derivative liability within the 2029 Convertible Notes as a debt discount. To determine the fair value of this derivative, we employed the Binomial Lattice model. Key inputs and assumptions for this valuation included our common stock price, the derivative's exercise price, risk-free interest rate, volatility, annual coupon rate, and remaining contractual term. We are amortizing the debt discount as non-cash interest expense over the term of the Notes.

From the date the Notes were issued through March 31, 2024, we observed an increase in the market price of our Common Stock which resulted in a $26.25 million increase in the estimated fair value of our embedded derivatives recorded in Fair value changes of derivative instruments, net in our Condensed Consolidated Statements of Operations.

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

The conversion rate is initially equal to 869.5652 shares of Common Stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $1.15 per share of Common Stock). The conversion rate for the 2029 Convertible Notes will be subject to adjustment upon the occurrence of certain events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date of the notes, in certain circumstances we will increase the conversion rate of the 2029 Convertible Notes for a holder who elects to convert its notes in connection with such a corporate event.

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

The following table sets forth information related to the 2029 Convertible Notes which is included in our Condensed Consolidated Balance Sheet as of March 31, 2024:

(In thousands)	2029 convertible notes	Embedded conversion option	Discount	Debt Issuance costs	Total
Balance at December 31, 2023	$—	$—	$—	$—	$—
Issuance of 3.75% 2029 Convertible Notes	301,054	125,620	(125,620)	(8,562)	292,492
Amortization of debt discount and debt issuance costs	—	—	3,815	501	4,316
Change in fair value of embedded derivative	—	26,250	—	—	26,250
Balance at March 31, 2024	$301,054	$151,870	$(121,805)	$(8,061)	$323,058

In February 2019, we issued $200.0 million aggregate principal amount of Convertible Senior Notes due 2025 (the “2025 Notes”) in an underwritten public offering. The 2025 Notes bear interest at a rate of 4.50% per year, payable semiannually in arrears on February 15 and August 15 of each year. The 2025 Notes mature on February 15, 2025, unless earlier repurchased, redeemed or converted.

In  May 2021, we entered into the Exchange (as defined below) with certain holders of the 2025 Notes pursuant to which the holders exchanged $55.4 million in aggregate principal amount of the outstanding 2025 Notes for 19,051,270 shares of our Common Stock (the “Exchange”).

Contemporaneously with the closing of our offering of the 2029 Convertible Notes, we repurchased approximately $144.4 million aggregate principal amount of the 2025 Notes for cash, using $146.3 million of the net proceeds from our issuance and sale of the 2029 Convertible Notes, following which only $170 thousand aggregate principal amount of the 2025 Notes remained outstanding.

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

On January 22, 2024, we terminated our share lending agreement, dated February 4, 2019, with Jefferies Capital Services, LLC (“Share Borrower”). Through this agreement, we had lent the Share Borrower approximately 30 million shares of our common stock related to our 2019 issuance of the $200.0 million in 2025 Notes. With the termination of this agreement, all remaining borrowed shares of Common Stock have been returned to us and are now held as treasury shares.

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

On February 10, 2023, we amended the 2023 Convertible Notes to extend the maturity to January 31, 2025 and reset the conversion price to the 10 day volume weighted average price immediately preceding the date of the amended note, plus a 25% conversion premium, or $1.66 per share. Interest under the 2023 Convertible Notes accrued from the most recent date to which interest has been paid or, if no interest has been paid, from the date of issuance, until the principal and accrued and unpaid interest, are paid in full. Purchasers of the 2023 Convertible Notes included an affiliate of Dr. Phillip Frost, M.D., our Chairman and Chief Executive Officer, and Dr. Jane H. Hsiao, Ph.D., MBA, our Vice-Chairman and Chief Technical Officer.

In connection with the closing of the 2029 Convertible Notes offering, the Company issued approximately $71.1 million aggregate principal amount of its 2029 Convertible Affiliate Notes pursuant to a separate Affiliate Note Purchase Agreement. Following this exchange, no 2023 Convertible Notes remained outstanding. See above section on the 2029 Convertible Affiliate Agreement for further information.

In  January 2013, we issued an aggregate of $175.0 million of our 3.0% Senior Notes due 2033 (the “2033 Senior Notes”) in a private placement. The 2033 Senior Notes bear interest at the rate of 3.0% per year, payable semiannually on  February 1 and  August 1 of each year and mature on  February 1, 2033, unless earlier repurchased, redeemed or converted. From 2013 to 2016, holders of the 2033 Senior Notes converted $143.2 million in aggregate principal amount into Common Stock, and, on  February 1, 2019, approximately $28.8 million aggregate principal amount of 2033 Senior Notes were tendered by holders pursuant to such holders’ option to require us to repurchase the 2033 Senior Notes. During the first quarter of 2023, we paid approximately $3.0 million to purchase 2033 Senior Notes in accordance with the indenture governing the 2033 Senior Notes, following which $50.6 thousand 2033 Senior Notes remained outstanding.

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

On  June 29, 2023, the Company entered into an amendment to the Credit Agreement (the “Credit Agreement Amendment”), which, among other things, (i) replaced the London interbank offered rate (LIBOR) with the forward-looking term rate based on the secured overnight financing rate (the “SOFR Rate”) as the interest rate benchmark, (ii) reduced the aggregate revolving commitment from $75,000,000 to $50,000,000, (iii) provided a revised commitment fee rate, and (iv) extended the maturity date from  August 2024 to the earlier of  August 2025, and 90 days prior to the maturity date of any indebtedness of the Company in an aggregate principal amount exceeding $7,500,000.

The Credit Agreement is guaranteed by all of BioReference’s domestic subsidiaries and is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base composed of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of March 31, 2024, $10.7 million remained available for borrowing under the Credit Agreement. Principal under the Credit Agreement is due upon maturity on August 30, 2025.

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

As of March 31, 2024 and December 31, 2023, $11.7 million and $12.7 million, respectively, was outstanding under the Credit Agreement.

The Credit Agreement contains customary covenants and restrictions, including, without limitation, covenants that require BioReference and its subsidiaries to maintain a minimum fixed charge coverage ratio if availability under the new credit facility falls below a specified amount and to comply with laws and restrictions on the ability of BioReference and its subsidiaries to incur additional indebtedness or to pay dividends and make certain other distributions to the Company, subject to certain exceptions as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of BioReference to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and execution upon the collateral securing obligations under the Credit Agreement. Substantially all the assets of BioReference and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to the Company, subject to certain exceptions. As of March 31, 2024, BioReference and its subsidiaries had net assets of approximately $456.0 million, which included goodwill of $217.7 million and intangible assets of $125.6 million.

In addition to the Credit Agreement, we had line of credit agreements with twelve other financial institutions as of March 31, 2024, and December 31, 2023, in the U.S., Chile and Spain. These lines of credit are used primarily as sources of working capital for inventory purchases.

The following table summarizes the amounts outstanding under the BioReference, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
	Interest rate on borrowings at	Credit line	March 31,	December 31,
Lender	March 31, 2024	capacity	2024	2023
JPMorgan Chase	9.50%	$50,000	$11,668	$12,671
Itau Bank	5.50%	1,900	901	1,264
Bank of Chile	6.60%	2,500	1,619	1,728
BICE Bank	5.50%	2,500	675	1,734
Scotiabank	5.00%	5,500	444	981
Santander Bank	5.50%	5,000	1,490	450
Security Bank	5.50%	1,400	531	—
Estado Bank	5.50%	4,000	1,480	3,303
BCI Bank	5.00%	2,500	1,172	1,626
Internacional Bank	5.50%	1,500	867	1,197
Consorcio Bank	5.00%	2,000	151	346
Banco De Sabadell	1.75%	540	—	—
Santander Bank	1.95%	540	—	—
Total		$79,880	$20,998	$25,300

At March 31, 2024 and December 31, 2023, the weighted average interest rate on our lines of credit was approximately 7.8% and 7.5%, respectively.

At March 31, 2024 and December 31, 2023, we had notes payable and other debt (excluding the 2033 Senior Notes, the 2023 Convertible Notes, the 2025 Notes, the Credit Agreement and amounts outstanding under lines of credit described above) as follows:

	March 31,	December 31,
(In thousands)	2024	2023
Current portion of notes payable	$1,822	$1,993
Other long-term liabilities	4,036	7,727
Total	$5,858	$9,720

The notes and other debt mature at various dates ranging from 2024 through 2032, bearing variable interest rates from 0.7% up to 4.5%. The weighted average interest rate on the notes and other debt was 1.8% on March 31, 2024 and 2.9% on December 31, 2023. The notes are partially secured by our office space in Barcelona.

NOTE 8 ACCUMULATED OTHER COMPREHENSIVE LOSS

For the three months ended March 31, 2024, changes in Accumulated other comprehensive loss, net of tax, were as follows:

Foreign
currency
(In thousands)	translation
Balance at December 31, 2023	$(38,030)
Other comprehensive loss	(7,166)
Balance at March 31, 2024	$(45,196)

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

As of March 31, 2024, we had equity securities and an equity method fair value option (refer to Note 6), forward foreign currency exchange contracts for inventory purchases (refer to Note 10). In addition, in connection with our investment and our consulting agreement with BioCardia, we record the related BioCardia options at fair value as well as warrants from COCP.

Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of March 31, 2024
	Quoted
	prices in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$25,607	$—	$—	$25,607
Equity securities	183	—	—	183
Equity Method - Fair value option	32,490	—	—	32,490
Common stock options	—	3	—	3
Total assets	$58,280	$3	$—	$58,283
Liabilities:
Embedded conversion option	—	—	151,870	151,870
Total liabilities	$—	$—	$151,870	$151,870

	Fair value measurements as of December 31, 2023
	Quoted
	prices in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$32,404	$—	$—	$32,404
Equity securities	116	—	—	$116
Equity Method - fair value option	9,786	—	—	9,786
Common stock options/warrants	—	2	—	2
Total assets	$42,306	$2	$—	$42,308
Liabilities:
Forward contracts	—	29	—	29
Total liabilities	$—	$29	$—	$29

The carrying amount and estimated fair value of our 2029 Notes and 2025 Notes, as well as the applicable fair value hierarchy tiers, are contained in the table below. Additionally, the fair value of the 2029 Notes and 2025 Notes is determined using inputs other than quoted prices in active markets that are directly observable.

	March 31, 2024
	Carrying	Total
(In thousands)	Value	Fair Value	Level 1	Level 2	Level 3
2029 Notes	$323,058	$320,507	$—	$—	$320,507
2025 Notes	$170	$167	$—	$167	$—

There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.

The following table reconcile the beginning and ending balances of our Level 3 assets and liabilities as of March 31, 2024.

March 31, 2024
Embedded conversion
(In thousands)	option
Balance at December 31, 2023	$—
Additions	125,620
Change in fair value:
Included in results of operations	26,250
Balance at March 31, 2024	$151,870

NOTE 10 DERIVATIVE CONTRACTS

The following table summarizes the fair values and the presentation of our derivative financial instruments in the Condensed Consolidated Balance Sheets:

	Balance Sheet	March 31,	December 31,
(In thousands)	Component	2024	2023
Derivative financial instruments:
Embedded conversion option	2029 Convertible Notes, net of discount and estimated fair value of embedded derivatives	$151,870	$—
Common Stock options/warrants	Investments, net	$3	$2
Forward contracts	Unrealized losses on forward contracts are recorded in Accrued expenses.	$—	$(29)

We enter into foreign currency forward exchange contracts with respect to the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.

To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At March 31, 2024 and December 31, 2023, our derivative financial instruments did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in fair value of derivative instruments, net in our Condensed Consolidated Statement of Operations. The following table summarizes the losses and gains recorded for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
(In thousands)	2024	2023
Derivative gain (loss):
Notes	$(26,250)	$—
Common Stock options/warrants	1	(2)
Forward contracts	88	(1,057)
Total	$(26,161)	$(1,059)

NOTE 11 RELATED PARTY TRANSACTIONS

In January 2024, in connection with the closing of the offering of the 2029 Convertible Notes, we issued and sold approximately $71.1 million aggregate principal amount of the 2029 Convertible Affiliate Notes to the Affiliate Purchasers, in exchange for $55.0 million aggregate principal amount of the 2023 Convertible Notes, together with approximately $16.1 million accrued but unpaid interest thereon, held by such Affiliate Purchasers. See Note 7 for additional information.

On October 12, 2023, the Company entered into an E-Commerce Distribution Agreement with NextPlat Corp (“NextPlat”), a global e-commerce provider, in which Dr. Frost owns more than a 20% interest. Under the terms of the agreement, NextPlat has agreed to launch an OPKO Health-branded online storefront on the Alibaba Group Holding Limited Tmall Global e-commerce platform in China, featuring an assortment of nutraceutical and veterinary products sold and distributed by OPKO Health Europe SLU, our wholly-owned subsidiary.

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

On April 29, 2022, upon consummation of our sale of GeneDx, the Company entered into a Transition Services Agreement (the “Transition Services Agreement”) with GeneDx, pursuant to which the Company agreed to provide, at cost, certain customary support services in respect of GeneDx’s business through August 31, 2023, including human resources, information technology support, and finance and accounting. As of March 31, 2024, the Company had incurred aggregate expenses of $1.2 million for services rendered under the Transition Services Agreement. For the three months ended March 31, 2024, the company did not incur expenses for services rendered under the Transaction Services Agreement. As of March 31, 2024, the company does not have a receivable balance payable to the Company by GeneDx in accordance with the terms of the Transition Services Agreement.

The Company owns approximately 9% of Pharmsynthez and Pharmsynthez is the largest and controlling shareholder of Xenetic, in which the Company has a 3% ownership interest. Adam Logal, our Senior Vice President and Chief Financial Officer, is a director of Xenetic.

We hold investments in Zebra (ownership 29%), ChromaDex (0.05%), COCP (2%), NIMS (1%), Eloxx (1%), BioCardia (1%) and LeaderMed (47%). Neovasc, Inc., in which we owned a 0.5% interest, was acquired by Shockwave Medical, Inc. in April 2023, and during the third quarter of 2023, we received $363 thousand in merger consideration in exchange for our shares. These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. We also hold an investment in GeneDx Holdings (Nasdaq: WGS) representing an 13.7% ownership interest as a result of our sale of GeneDx, Inc. and subsequent participation in an underwritten offering by GeneDx Holdings. Richard Pfenniger who sits on our Board also sits on the GeneDx Board as a result of the acquisition. See further discussion of our investments in Note 6.

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

Dr. Elias Zerhouni, our Vice Chairman and President, sits on the board of directors of Danaher Corporation (“Danaher”). Our subsidiary, BioReference, routinely procures products and services from several subsidiaries of Danaher, including Beckman Coulter, Integrated DNA Technologies Inc., and Leica Microsystems Inc., to which BioReference has paid $0.6 million, $1.0 million, and $0.1 million, respectively, during the three months ended March 31, 2024.

BioReference purchases and uses certain products acquired from InCellDx, a company in which we hold a 29% minority interest.

We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the three months ended March 31, 2024, and 2023, we reimbursed and accrued approximately no amount and $29.3 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.

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

At March 31, 2024, we were committed to make future purchases for inventory and other items in 2024 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating approximately $46.5 million

NOTE 13 REVENUE RECOGNITION

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

The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. For the three months ended March 31, 2024, we recorded $0.5 million of positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods mainly due to the composition of client pay mix. For the three months ended March 31, 2023, we recorded $4.8 million of negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods mainly due to the composition of patient pay mix.

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

Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of March 31, 2024 and December 31, 2023, we had liabilities of approximately $4.7 million and $3.1 million, respectively, within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.

The composition of revenue from services by payor for the three months ended March 31, 2024 and 2023 was as follows:

	Three months ended March 31,
(In thousands)	2024	2023
Healthcare insurers	$74,608	$80,602
Government payers	21,959	20,417
Client payers	25,687	27,168
Patients	4,636	4,181
Total	$126,890	$132,368

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

We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the three months ended March 31, 2024, and 2023, we recognized $6.9 million and $6.6 million, respectively, in net product revenue from sales of Rayaldee.

The following table presents an analysis of Rayaldee product sales allowances and accruals for the three months ended March 31, 2024 and 2023:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2023	$2,578	$6,150	$2,192	$10,920
Provision related to current period sales	3,820	4,132	303	8,255
Credits or payments made	(3,904)	(5,807)	(280)	(9,991)
Balance at March 31, 2024	$2,494	$4,475	$2,215	$9,184

Total gross Rayaldee sales				$15,157
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				54%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2022	$1,532	$5,063	$1,683	$8,278
Provision related to current period sales	3,306	4,045	286	7,637
Credits or payments made	(3,264)	(3,968)	(293)	(7,525)
Balance at March 31, 2023	$1,574	$5,140	$1,676	$8,390

Total gross Rayaldee sales				$14,281
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				53%

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

For the three months ended March 31, 2024, revenue from the transfer of intellectual property and other was $8.7 million compared to $64.8 million in the same period for 2023. This decrease is primarily due to one-time milestone payments received in 2023, including a $50.0 million payment from Merck in 2023 for rights granted under the Merck Agreement (as defined and described in Note 14). Additionally, in 2023, a $7.0 million payment from VFMCRP was triggered by the German price approval for Rayaldee (as described in Note 14) and $2.5 million from Nicoya due to Nicoya’s submission of the investigational new drug application to China's Center for Drug Evaluation pursuant to the Nicoya Agreement (as described in Note 14). In contrast, for the three months ended March 31, 2024, revenue from the transfer of intellectual property and other reflects $5.6 million in gross profit share and royalty payments for NGENLA (Somatrogon) and Pfizer's Genotropin® (Somatropin), compared with $3.1 million received in the same period for 2023. Furthermore, revenue for the three months ended March 31, 2024, includes $2.2 million from the BARDA Contract (as defined and described in Note 14).

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

The BARDA Contract is cost plus fixed fee, pursuant to which we will receive $59.0 million over a five-year period from September 2023 to February 2028 for the development, manufacturing, and execution of a Phase 1 clinical trial for a next-generation MSTAR multispecific antibody with broad neutralizing activity against known variants of SARS-CoV-2. We are eligible to receive up to an additional $109.6 million from BARDA upon achieving particular milestones to develop multispecific antibodies targeting other viral pathogens such as influenza. As part of the research program, gene-based delivery methods for the multispecific antibodies will be developed using mRNA or DNA vectors to leverage the body’s natural protein production processes. BARDA will make periodic assessments of progress, and the continuation of the BARDA Contract is based on ModeX’s performance thereunder, the timeliness and quality of deliverables, and certain other factors. The BARDA Contract contains a number of terms and conditions that are customary for government contracts of this nature, including provisions giving BARDA the right to terminate the BARDA Contract at any time in its sole discretion.

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

The Company concluded that research and development services performed under the BARDA Contract would be recognized as revenue when research and development services are performed to the extent of actual costs incurred including a fixed fee and will be reimbursed by BARDA. Costs incurred represent work performed, which corresponds with, and thereby best depicts, the transfer of control of the research and development to BARDA. Types of contract costs include labor, material, and third-party services. As such, the related BARDA revenue is recognized as revenue from transfer of intellectual property and other within the Company’s Consolidated Statements of Operations. For the three months ended March 31, 2024, we recorded $2.2 million in revenue under the BARDA Contract. As of March 31, 2024, the aggregate amount of transaction price allocated to remaining performance obligations, excluding unexercised contract options, was $55.6 million. We expect to recognize this amount as revenue through February 2028.

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

As part of their strategic collaboration, ModeX and Merck have put in place a research plan to manage research and other development activities related to the development of a Vaccine or Product including a joint steering committee to facilitate the research program. As part of the research plan, they will use a third-party contract development and manufacturing organization to carry out such activities unless otherwise agreed. Development costs incurred by ModeX in furtherance of these development activities will be reimbursed by Merck. To date, we have spent $18.8 million of development costs related to the Epstein -Barr Virus, for which Merck will provide reimbursement.

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

VFMCRP

In May 2016, EirGen and Vifor Fresenius Medical Care Renal Pharma Ltd. (“VFMCRP ”) entered into a Development and License Agreement (the “VFMCRP Agreement”) for the development and commercialization of Rayaldee (the "Product") worldwide, except for (i) the United States and Canada, (ii) any country in Central America or South America (including Mexico), (iii) Russia, (iv) China, (v) South Korea, (vi) Ukraine, (vii) Belorussia, (viii) Azerbaijan, (ix) Kazakhstan, (x) Taiwan (xi) the Middle East, and (xii) all countries of Africa (the “VFMCRP Territory”), as amended. The license to VFMCRP potentially covers all therapeutic and prophylactic uses of the Product in human patients (the “VFMCRP Field”), provided that initially the license is for the use of the Product for the treatment or prevention of SHPT related to patients with CKD and vitamin D insufficiency/deficiency (the “VFMCRP Initial Indication”).

In January 2023, the German Association of Statutory Health Insurance funds (GKV-SV) granted price approval for Rayaldee. This triggered a milestone payment of $7.0 million. In 2022, we recognized a separate milestone payment of $3.0 million in revenue from the transfer of intellectual property and other for the first sale of Rayaldee in Europe.

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

In June 2023, the FDA approved NGENLA (Somatrogon (hGH-CTP)) a once-weekly injection to treat pediatric growth hormone deficiency in the United States. In early 2022, the European Commission and Ministry of Health, Labour and Welfare in Japan approved NGENLA (Somatrogon). We have also received pricing approvals in Germany and Japan. NGENLA (Somatrogon (hGH-CTP)) is approved for the treatment of pediatric GHD in more than 50 markets, including Canada, Australia, Japan, and EU Member States. With the achievement of these milestones, in 2023 we recorded revenue of $90 million, and in 2022 we recorded $85.0 million, in each case under the Restated Pfizer Agreement.

On October 21, 2019, we and Pfizer announced that the global phase 3 trial evaluating Somatrogon dosed once-weekly in prepubertal children with GHD met its primary endpoint of non-inferiority to daily Genotropin® (somatropin) for injection, as measured by annual height velocity at 12 months.

Under the terms of the Restated Pfizer Agreement we received non-refundable and non-creditable upfront payments of $295.0 million and are eligible to receive up to an additional $275.0 million upon the achievement of certain regulatory milestones. Pfizer received the exclusive license to commercialize Somatrogon worldwide. In addition, we are eligible to receive regional, tiered gross profit sharing for both Somatrogon and Pfizer’s Genotropin® (somatropin) in all global markets, with the U.S. region commencing gross profit sharing in August 2023.

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

We recognized the non-refundable $295.0 million upfront payments as revenue as the research and development services were completed. As of March 31, 2024 and December 31, 2023, we had no contract liabilities related to the Pfizer Transaction.

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

Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended March 31,
(In thousands)	2024	2023
Revenue from services:
Pharmaceutical	$—	$—
Diagnostics	126,890	132,368
Corporate	—	—
	$126,890	$132,368
Revenue from products:
Pharmaceutical	$38,047	$40,383
Diagnostics	—	—
Corporate	—	—
	$38,047	$40,383
Revenue from transfer of intellectual property and other:
Pharmaceutical	$8,749	$64,826
Diagnostics	—	—
Corporate	—	—
	$8,749	$64,826
Operating income (loss):
Pharmaceutical	$(27,677)	$18,955
Diagnostics	(34,404)	(40,007)
Corporate	(9,391)	(9,542)
	$(71,472)	$(30,594)
Depreciation and amortization:
Pharmaceutical	$17,952	$17,760
Diagnostics	7,868	8,686
Corporate	—	—
	$25,820	$26,446
Loss from investment in investees:
Pharmaceutical	$(3)	$(37)
Diagnostics	—	—
Corporate	—	—
	$(3)	$(37)
Revenues:
United States	$136,043	$189,085
Ireland	9,222	15,846
Chile	14,889	15,541
Spain	5,659	6,110
Israel	160	4,594
Mexico	7,083	5,826
Other	630	575
	$173,686	$237,577

	March 31,	December 31,
(In thousands)	2024	2023
Assets:
Pharmaceutical	$1,293,735	$1,331,764
Diagnostics	618,003	630,753
Corporate	62,278	49,181
	$1,974,016	$2,011,698
Goodwill:
Pharmaceutical	$312,884	$315,235
Diagnostics	217,731	283,025
	$530,615	$598,260

No customer represented more than 10% of our total consolidated revenue for the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, no customer represented more than 10% of our accounts receivable balance.

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

On January 2, 2023, ModeX entered into a 10-year office lease agreement that commenced in October 2023. ModeX was previously located in Natick, Massachusetts and relocated to Weston, Massachusetts, upon lease commencement. The new location is approximately 33,056 square feet of office space. ModeX has two options to extend the lease term for an additional five years per extension, which would commence upon the expiration of the term in October 2033. Straight-line monthly expense for the lease is $243.5 thousand.

The following table presents the lease balances within the Condensed Consolidated Balance Sheet as of March 31, 2024 and December 31, 2023:

(in thousands)	Classification on the Balance Sheet	March 31, 2024	December 31, 2023
Assets
Operating lease assets	Operating lease right-of-use assets	$63,331	$68,088
Finance lease assets	Property, plant and equipment, net	6,770	10,101

Liabilities
Current
Operating lease liabilities	Current maturities of operating leases	11,742	12,996
Accrued expenses	Current maturities of finance leases	1,783	2,827
Long-term
Operating lease liabilities	Operating lease liabilities	50,931	54,140
Other long-term liabilities	Finance lease liabilities	$4,987	$7,274

Weighted average remaining lease term
Operating leases (in years)		7.2	7.1
Finance leases (in years)		7.6	6.2
Weighted average discount rate
Operating leases		5.4%	5.4%
Finance leases		2.3%	3.8%

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on our Condensed Consolidated Balance Sheet as of March 31, 2024:

(in thousands)	Operating	Finance
April 1, 2024 through December 31, 2024	$9,353	$1,630
2025	11,065	1,500
2026	10,228	1,206
2027	10,130	514
2028	9,957	194
Thereafter	25,763	1,880
Total undiscounted future minimum lease payments	76,496	6,924
Less: Difference between lease payments and discounted lease liabilities	13,823	154
Total lease liabilities	$62,673	$6,770

Expense under operating leases and finance leases was $4.4 million and $0.6 million, respectively, for the three months ended March 31, 2024, which includes $0.5 million of variable lease costs. Expense under operating leases and finance leases was $4.1 million and $0.7 million, respectively, for the three months ended March 31, 2023, which includes $0.7 million of variable lease costs. Operating lease costs and finance lease costs are included within Operating loss in the Condensed Consolidated Statement of Operations. Short-term lease costs were not material.

Supplemental cash flow information is as follows:

	For the three months ended March 31,
(in thousands)	2024	2023
Operating cash out flows from operating leases	$4,332	$3,872
Operating cash out flows from finance leases	134	108
Financing cash out flows from finance leases	640	656
Total	$5,106	$4,636

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

You should read this discussion together with the unaudited Condensed Consolidated Financial Statements, related notes, and other financial information included elsewhere in this Quarterly Report on Form 10-Q together with our audited consolidated financial statements, related notes, and other information contained in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”). The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in Part I, Item 1A of the Form 10-K and as described from time to time in our other filings with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

We are a diversified healthcare company that seeks to establish industry leading positions in large and rapidly growing medical markets. Our pharmaceutical business features Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency, and Somatrogon (hGH-CTP), a once-weekly human growth hormone injection. We have partnered with Pfizer Inc. (“Pfizer”) for the development and commercialization of Somatrogon (hGH-CTP). Regulatory approvals for Somatrogon (hGH-CTP) for the treatment of growth hormone deficiency in children and adolescents have been secured in over 50 markets, including the United States, European Union (“EU") Member States, Japan, Canada, and Australia, where it is marketed under the brand name NGENLA®. Our 2022 acquisition of ModeX Therapeutics, Inc. (“ModeX”) has expanded our pharmaceutical pipeline with early-stage immune therapies targeting cancer and infectious diseases.

Our diagnostics business, BioReference Health, LLC (“BioReference”), is one of the nation’s largest full-service laboratories, with a sales and marketing team focused on growth and new product integration, including the 4Kscore prostate cancer test. BioReference primarily serves customers in major metropolitan areas across the United States. We offer a comprehensive clinical diagnostics menu, including hematology, clinical chemistry, immunoassays, infectious disease testing, serology, hormone analyses, toxicology assays, Pap smears, anatomic pathology, and COVID-19 testing. Our laboratory services are marketed directly to physicians, geneticists, hospitals, clinics, correctional facilities, and other healthcare providers. On March 28, 2024 we entered into an agreement to sell select assets of BioReference to Laboratory Corporation of America Holdings ("Labcorp"), as described below.

The Company maintains established, revenue-generating pharmaceutical platforms in Spain, Ireland, Chile, and Mexico, contributing to positive cash flow and facilitating market entry for our development pipeline. In addition to these platforms, we operate a global pharmaceutical development and commercial supply company, a global supply chain operation, and manufacture specialty active pharmaceutical ingredients (API) in Israel through our subsidiary, FineTech, which we expect will facilitate the development of our pipeline of molecules and compounds for our proprietary molecular diagnostic and therapeutic products.

RECENT DEVELOPMENTS

Proposed Sale of Select BioReference Assets

On March 28, 2024, Labcorp entered into a definitive agreement with us (the “Labcorp Asset Purchase Agreement”) to acquire select assets of BioReference (the "BioReference Transaction"). The assets contemplated by the BioReference Transaction include BioReference's laboratory testing businesses focused on clinical diagnostics, reproductive health, and women's health across the United States, excluding New York and New Jersey operations. These assets include patient service centers, specific customer contracts, and operating assets. The purchase price for the BioReference Transaction is $237.5 million. The BioReference Transaction remains subject to customary closing conditions, including applicable regulatory approvals. The Company anticipates closing the BioReference Transaction in the second half of 2024.

Offering of 3.75% Convertible Senior Notes due 2029

In January 2024, we completed a private offering of $230.0 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2029 (the “2029 Convertible 144A Notes”) in accordance with the terms of a note purchase agreement (the “144A Note Purchase Agreement”) entered into by and between the Company and J.P. Morgan Securities LLC (the “Initial Purchaser”). The $230.0 million aggregate principal amount of 2029 Convertible 144A Notes included $30.0 million aggregate principal amount of 2029 Convertible 144A Notes purchased on the Closing Date by the Initial Purchaser in accordance with its overallotment option.

Net proceeds from the 2029 Convertible 144A Notes issuance totaled approximately $222.0 million after deducting fees and estimated offering expenses payable by us. We allocated approximately $50.0 million of these net proceeds to repurchase shares of our Common Stock. These repurchases were from purchasers of the 2029 Convertible 144A Notes in privately negotiated transactions effected with or through the Initial Purchaser or its affiliate. The purchase price per share of the Common Stock in these transactions equaled the closing sale price of $0.9067 per share of Common Stock on January 4, 2024.

Contemporaneously with the closing of the offering of the 2029 Convertible Notes on January 9, 2024, we issued and sold approximately $71.1 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2029 (the “2029 Convertible Affiliate Notes” and, together with the 2029 Convertible 144A Notes, the “2029 Convertible Notes”) pursuant to the terms of a note purchase agreement entered into on January 4, 2024 (the “Affiliate Note Purchase Agreement”) by and among the Company and certain investors including, Frost Gamma Investments Trust, a trust controlled by Phillip Frost, M.D., our Chairman and Chief Executive Officer, and Jane H. Hsiao, Ph.D., MBA, our Vice-Chairman and Chief Technical Officer (collectively, the “Affiliate Purchasers”). Pursuant to the Affiliate Note Purchase Agreement, we issued and sold the 2029 Convertible Affiliate Notes to the Affiliate Purchasers in exchange for the entirety of the $55.0 million aggregate principal amount of our outstanding 2023 Convertible Notes held by the affiliate Purchasers, together with approximately $16.1 million of accrued but unpaid interest thereon.

Furthermore, in connection with the closing of our offering of the 2029 Convertible Notes, we repurchased approximately $144.4 million aggregate principal amount of the 2025 Notes for cash, using $146.3 million of the net proceeds from our issuance and sale of the 2029 Convertible 144A Notes.

Termination of Share Lending Agreement

On January 22, 2024, we terminated our share lending agreement, dated February 4, 2019, with Jefferies Capital Services, LLC (“Share Borrower”). Through this agreement, we had lent the Share Borrower approximately 30 million shares of our common stock related to our 2019 issuance of the $200.0 million in 2025 Notes. We had since reduced the number of outstanding borrowed shares by approximately 8.313 million. With the termination of this agreement, all remaining shares have been returned to us and are now held as treasury shares.

RESULTS OF OPERATIONS

Foreign Currency Exchange Rates

Approximately 21.5% of our revenue for the three months ended March 31, 2024, was denominated in currencies other than the U.S. Dollar (USD). This compares to 18.5% for the same period in 2023. Our financial statements are reported in USD; therefore, fluctuations in exchange rates affect the translation of foreign-denominated revenue and expenses. During the first quarter of 2024 and the year ended December 31, 2023, our most significant currency exchange rate exposures were to the Euro and the Chilean Peso. Gross accumulated currency translation adjustments, recorded as a separate component of shareholders’ equity, totaled $41.8 million and $34.6 million at March 31, 2024 and December 31, 2023, respectively.

We are subject to foreign currency transaction risk due to fluctuations in exchange rates between the time a transaction is initiated and settled. To mitigate this risk, we use foreign currency forward contracts. These contracts fix an exchange rate, allowing us to offset potential losses (or gains) caused by exchange rate changes at the settlement date. As of March 31, 2024, we held no open foreign exchange forward contracts related to inventory purchases on letters of credit. As of December 31, 2023, we held 52 open foreign exchange forward contracts related to inventory purchases on letters of credit. These contracts matured monthly through January 2024 with a total notional value of approximately $2.9 million.

FOR THE three months ended March 31, 2024 and 2023

Our consolidated loss from operations for the three months ended March 31, 2024 and 2023 was as follows:

	For the three months ended March 31,
(In thousands)	2024	2023	Change	% Change
Revenues:
Revenue from services	$126,890	$132,368	$(5,478)	(4)%
Revenue from products	38,047	40,383	(2,336)	(6)%
Revenue from transfer of intellectual property and other	8,749	64,826	(56,077)	(87)%
Total revenues	173,686	237,577	(63,891)	(27)%
Costs and expenses:
Cost of revenue	131,617	138,314	(6,697)	(5)%
Selling, general and administrative	70,167	75,642	(5,475)	(7)%
Research and development	21,937	32,605	(10,668)	(33)%
Contingent consideration	—	136	(136)	(100)%
Amortization of intangible assets	21,437	21,474	(37)	(0)%
Total costs and expenses	245,158	268,171	(23,013)	(9)%
Loss from operations	$(71,472)	$(30,594)	$(40,878)	(134)%

Diagnostics

	For the three months ended March 31,
(In thousands)	2024	2023	Change	% Change
Revenues
Revenue from services	$126,890	$132,368	$(5,478)	(4)%
Total revenues	126,890	132,368	(5,478)	(4)%
Costs and expenses:
Cost of revenue	109,874	114,061	(4,187)	(4)%
Selling, general and administrative	45,761	52,576	(6,815)	(13)%
Research and development	665	689	(24)	(3)%
Amortization of intangible assets	4,994	5,049	(55)	(1)%
Total costs and expenses	161,294	172,375	(11,081)	(6)%
loss from operations	$(34,404)	$(40,007)	$5,603	14%

Revenue. Revenue from services for the three months ended March 31, 2024 decreased by approximately $5.5 million, a decrease of 4.1% compared to the three months ended March 31, 2023, primarily due to lower clinical test volume of $1.0 million and reduced test reimbursement of $4.4 million resulting from the mix of testing ordered.

Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. For the three months ended March 31, 2024, we recorded $0.5 million of positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods mainly due to the composition of client pay mix. For the three months ended March 31, 2023, we recorded $4.8 million of negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods mainly due to the composition of patient pay mix.

The composition of revenue from services by payor for the three months ended March 31, 2024 and 2023 was as follows:

	Three months ended March 31,
(In thousands)	2024	2023
Healthcare insurers	$74,608	$80,602
Government payers	21,959	20,417
Client payers	25,687	27,168
Patients	4,636	4,181
Total	$126,890	$132,368

Cost of revenue. Cost of revenue for the three months ended March 31, 2024 decreased $4.2 million, a decrease of 3.7% compared to the three months ended March 31, 2023. Cost of revenue decreased primarily due to a decrease in employee headcount, reflecting our continued cost-reduction initiatives implemented at BioReference, in addition to changes in the mix of testing ordered during the period.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2024 and 2023 were $45.8 million and $52.6 million, respectively, representing a decrease of 13.0% from the prior period. Selling, general and administrative expenses in our diagnostics segment decreased primarily due to continued cost-reduction initiatives implemented at BioReference as we strive to return to profitability.

Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Three months ended March 31,
	2024	2023
Research and development employee-related expenses	$336	$372
Other internal research and development expenses	329	317
Total research and development expenses	$665	$689

The decrease in research and development expenses for the three months ended March 31, 2024 was primarily due to a decrease in employee-related expenses as a result of the continued cost-reduction initiatives implemented at BioReference.

Amortization of intangible assets. Amortization of intangible assets was $5.0 million and $5.1 million, respectively, for the three months ended March 31, 2024 and 2023. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives.

Pharmaceuticals

	For the three months ended March 31,
(In thousands)	2024	2023	Change	% Change
Revenues:
Revenue from products	$38,047	$40,383	$(2,336)	(6)%
Revenue from transfer of intellectual property and other	8,749	64,826	(56,077)	(87)%
Total revenues	46,796	105,209	(58,413)	(56)%
Costs and expenses:
Cost of revenue	21,743	24,253	(2,510)	(10)%
Selling, general and administrative	15,040	13,562	1,478	11%
Research and development	21,247	31,878	(10,631)	(33)%
Contingent consideration	—	136	(136)	(100)%
Amortization of intangible assets	16,443	16,425	18	0%
Total costs and expenses	74,473	86,254	(11,781)	(14)%
Income (loss) from operations	$(27,677)	$18,955	$(46,632)	(246)%

Revenue from products. Revenue from products for three months ended March 31, 2024 decreased $2.3 million or 5.8%, compared to the three months ended March 31, 2023. This decline was primarily driven by decreasing sales from international operations, further impacted by foreign exchange fluctuations of approximately $1.5 million. Additionally, revenue from sales of Rayaldee for the three months ended March 31, 2024, was $6.9 million compared to the $6.6 million recorded in the same period in 2023.

Revenue from transfer of intellectual property and other. For the three months ended March 31, 2024, revenue from the transfer of intellectual property and other was $8.7 million compared to $64.8 million for the prior period. This decrease was primarily due to one-time milestone payments received in 2023, including a $50.0 million payment from Merck for rights granted under the Merck Agreement (as defined and described in Note 14 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q (our "Quarterly Financials")), a $7.0 million payment from VFMCRP triggered by the German price approval for Rayaldee (as described in Note 14 to our Quarterly Financials) and a $2.5 million payment from Nicoya due to Nicoya’s submission of the investigational new drug application to China's Center for Drug Evaluation pursuant to the Nicoya Agreement (as described in Note 14 to our Quarterly Financials). For the three months ended March 31, 2024, revenue from the transfer of intellectual property and other reflects $5.6 million in gross profit share and royalty payments for NGENLA (Somatrogon) and Pfizer's Genotropin® (Somatropin), compared with $3.1 million received in the same period in 2023. Furthermore, revenue for the three months ended March 31, 2024 includes $2.2 million from the BARDA Contract (as defined and described in Note 14 to our Quarterly Financials).

Cost of revenue. Cost of revenue for the three months ended March 31, 2024 decreased $2.5 million, a decrease of 10.3% compared to the three months ended March 31, 2023 which was primarily driven by favorable foreign exchange fluctuations of $1.6 million and as a result of changes in product mix during the 2024 period.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2024 and 2023 were $15.0 million and $13.6 million, respectively, an increase of 10.9% from the prior year period. The increase in selling, general and administrative expenses was due to higher employee-related and professional expenses related to our international operations.

Research and development expenses. Research and development expenses for the three months ended March 31, 2024 and 2023 were $21.3 million and $31.9 million, respectively, a decrease of 33.3% from the prior year period. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Three months ended March 31,
	2024	2023
External expenses:
Manufacturing expense for biological products	$4,928	$2,973
Phase III studies	506	1,941
Post-marketing studies	143	129
Earlier-stage programs	9,527	18,150
Research and development employee-related expenses	8,713	7,808
Other internal research and development expenses	2,011	950
Third-party grants and funding from collaboration agreements	(4,581)	(73)
Total research and development expenses	$21,247	$31,878

Research and development expenses for the three months ended March 31, 2024, decreased primarily due to a one-time payment to Sanofi of $12.5 million pursuant to the Sanofi In-License Agreement, which was made in 2023. Costs related to Somatrogon (hGH-CTP) decreased following the closure of open-label extension studies in countries where it has received marketing authorization. This decrease was partially offset by increased BARDA spending of $2.1 million and higher employee related expenses during the 2024 period.

Contingent consideration. Contingent consideration for the three months ended March 31, 2024 and 2023 was $0.0 million and $0.1 million reversal of expense, respectively. Contingent consideration for the three months ended March 31, 2024 and 2023 was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal, and potential amounts payable to former stockholders of OPKO Renal in connection therewith, pursuant to our acquisition agreement in March 2013.

Amortization of intangible assets. Amortization of intangible assets was $16.4 million and $16.4 million, respectively, for the three months ended March 31, 2024 and 2023. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years.

Corporate

	For the three months ended March 31,
(In thousands)	2024	2023	Change	% Change
Costs and expenses:
Selling, general and administrative	$9,366	$9,504	$(138)	(1)%
Research and development	25	38	(13)	34%
Total costs and expenses	9,391	9,542	(151)	(2)%
Loss from operations	$(9,391)	$(9,542)	$151	2%

Operating loss for our unallocated corporate operations for the three months ended March 31, 2024 and 2023 was $9.4 million and $9.5 million, respectively, and principally reflect general and administrative expenses incurred in connection with our corporate operations.

Other

Interest income. Interest income for the three months ended March 31, 2024 and 2023 was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.

Interest expense. Interest expense increased to $7.7 million for the three months ended March 31, 2024, compared to $3.4 million in the same period of 2023. This increase was primarily driven by interest incurred on the 2029 Convertible Notes, the 2025 Notes, the 2023 Convertible Notes, the 2033 Senior Notes, and BioReference’s outstanding debt under the Credit Agreement. Of the $7.7 million in interest expense, $4.3 million stemmed from the 2029 Convertible Notes, including interest incurred, amortization of deferred financing costs, and embedded derivatives.

Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the three months ended March 31, 2024 and 2023, was $26.2 million and $1.1 million of expense, respectively. Derivative expense was principally related to the change in fair value on the 2029 Convertible Notes and on foreign currency forward exchange contracts at OPKO Chile.

Other income (expense), net. Other income (expense), net for the three months ended March 31, 2024, resulted in $21.3 million of income, compared to $17.0 million of income for the 2023 period. Other income (expense), net for the three months ended March 31, 2024, and 2023, included $22.7 million and $8.3 million, respectively, of income as a result of an increase in the fair value of our investment in GeneDx Holdings (as defined in Note 6 in our Quarterly Financials). Furthermore, the three months ended March 31, 2023, reflected an $8.5 million of income due to GeneDx Holdings reaching specific revenue targets for the fiscal year ending December 31, 2022. Finally, a foreign currency loss of $2.7 million was recorded for the 2024 period, compared with a $1.0 million gain in the 2023 period.

Income tax (benefit) provision. Our income tax (benefit) provision for the three months ended March 31, 2024 and 2023 was ($1.4 million) benefit and $1.2 million provision, respectively. For the three months ended March 31, 2024 and 2023, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, the impact of the payments under Merck Agreement, and operating results in tax jurisdictions which do not result in a tax benefit.

Loss from investments in investees. We have made investments in certain early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses. Loss from investments in investees was $3.0 thousand and $37.0 thousand for the three months ended March 31, 2024 and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2024, we had cash and cash equivalents of approximately $75.6 million. Cash used in operations of $35.5 million for the three months ended March 31, 2024 principally reflected general and administrative expenses related to our corporate operations and research and development activities. Cash used in investing activities of $4.4 million for the three months ended March 31, 2024 primarily reflected capital expenditures. Cash provided by financing activities for the three months ended March 31, 2024 of $20.6 million primarily reflected net borrowings on our lines of credit, the issuance of our 2029 Convertible Notes, the redemption of the 2025 Convertible Notes, and repurchase of shares of our Common Stock. We have historically not generated sustained positive cash flow sufficient to offset our operating and other expenses, and our primary sources of cash have been from the public and private placement of equity, the issuance of the 2029 Convertible Notes, 2025 Convertible Notes and credit facilities available to us.

In March 2024, the Company and Labcorp entered into the Labcorp Asset Purchase Agreement, pursuant to which Labcorp agreed to acquire select assets of BioReference. The purchase price for the BioReference Transaction is $237.5 million, subject to adjustments. We anticipate closing the BioReference Transaction in the second half of 2024. As of March 31, 2024, the BioReference Transaction met the held-for-sale accounting criteria and the related assets and liabilities are classified as held for sale in our condensed consolidated balance sheet.

In January 2024, we completed a private offering of $230.0 million aggregate principal amount of our 2029 Convertible 144A Notes in accordance with the 144A Note Purchase Agreement. The $230.0 million aggregate principal amount of 2029 Convertible 144A Notes includes $30.0 million aggregate principal amount of 2029 Convertible 144A Notes purchased by the Initial Purchaser in accordance with its exercise in full of its overallotment option.

The Company received approximately $220.0 million of net proceeds from the issuance of the 2029 Convertible 144A Notes, after deducting fees and estimated offering expenses. The Company used approximately $50.0 million of the net proceeds to repurchase shares of our Common Stock from purchasers of the 2029 Convertible 144A Notes in privately negotiated transactions at a purchase price equal to the closing sale price per share of Common Stock on January 4, 2024, which was $0.9067. Contemporaneously with the pricing of the 2029 Convertible 144A Notes, the Company entered into separate, privately negotiated transactions with certain holders of the Company’s outstanding 4.50% Convertible Senior Notes due 2025 to repurchase, on the closing date, approximately $144.4 million aggregate principal amount of such notes. The Company effected such repurchases for cash, using $146.3 million of the net proceeds from the offering of the 2029 Convertible 144A Notes, following which only $170 thousand aggregate principal amount of the 2025 Notes remain outstanding.

Additionally, the Company issued and sold approximately $71.1 million aggregate principal amount of 2029 Convertible Affiliate Notes to the Affiliate Purchasers pursuant to the Affiliate Note Purchase Agreement. Pursuant to the Affiliate Note Purchase Agreement, the Company issued and sold the 2029 Convertible Affiliate Notes to the Affiliate Purchasers in exchange for $55.0 million aggregate principal amount of 2023 Convertible Notes, held by the Affiliate Purchasers, together with approximately $16.1 million of accrued but unpaid interest thereon. Following such exchange, no 2023 Convertible Notes remained outstanding.

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

The conversion rate is initially equal to 869.5652 shares of Common Stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $1.15 per share of Common Stock). The conversion rate for the 2029 Convertible Notes will be subject to adjustment upon the occurrence of certain events but will not be adjusted for any accrued and unpaid interest.

On September 28, 2023, ModeX was awarded a BARDA Contract by BARDA, part of the Administration for Strategic Preparedness and Response at the U.S. Department of Health and Human Services, to advance a platform and specific candidates designed to address a range of public health threats in viral infectious diseases. Pursuant to the BARDA Contract, we will receive $59.0 million over a five-year period through February 2028 for the development, manufacturing, and execution of a Phase 1 clinical trial for a next-generation MSTAR multispecific antibody with broad neutralizing activity against known variants of SARS-CoV-2. We are eligible to receive up to an additional $109.6 million from BARDA upon achieving particular milestones to develop multispecific antibodies targeting other viral pathogens such as influenza. As of March 31, 2024, the aggregate amount remaining to be funded by BARDA, subject to performance obligations and excluding unexercised contract options, was $55.6 million.

On March 8, 2023, ModeX, the Company (with respect to certain sections), and Merck entered into the Merck Agreement pursuant to which Merck obtained a license to certain patent rights and know-how in connection with the development of ModeX’s preclinical nanoparticle vaccine candidate targeting the Epstein -Barr Virus.

ModeX and Merck have established a strategic collaboration with a detailed research plan to guide the development of such a vaccine or related product. This plan includes the creation of a joint steering committee and the potential use of third-party contract development and manufacturing organization carry out such activities unless otherwise agreed. Merck will reimburse ModeX for development costs incurred as part of this research plan. To date, we have incurred $10.8 million of development costs related to the Epstein -Barr Virus, for which Merck has provided reimbursement in full.

As of March 31, 2024, the total commitments under our amended and restated credit agreement, dated August 30, 2021 (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“CB”) and our lines of credit with financial institutions in Chile and Spain were $40.6 million, of which $21.0 million was drawn as of March 31, 2024. On March 31, 2024, the weighted average interest rate on these lines of credit was approximately 7.8%. These lines of credit are short-term and are used primarily as a source of working capital. The highest aggregate principal balance at any time outstanding during the three months ended March 31, 2024 was $23.6 million. We intend to continue to draw under these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.

The Credit Agreement provides for a $50.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. The Credit Agreement matures on August 30, 2025 and is guaranteed by all of BioReference’s domestic subsidiaries, subject to certain exceptions. The Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, subject to certain exceptions, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base composed of eligible accounts receivable of BioReference and certain of its subsidiaries, as specified therein. As of March 31, 2024, $10.7 million remained available for borrowing under the Credit Agreement.

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

We believe that the cash and cash equivalents on hand at March 31, 2024 and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements, and the timing of those requirements, will depend on a number of factors, including the approval and success of our products and products in development, particularly our long acting Somatrogon (hGH-CTP) for which we have received approval in over 50 markets, including the United States, Europe, Japan, Australia and Canada, the commercial success of Rayaldee, BioReference’s financial performance, possible acquisitions and dispositions (including the BioReference Transaction), the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and results of government investigations, payor claims, and legal proceedings that may arise, including, without limitation class action and derivative litigation to which we are subject, and our ability to obtain insurance coverage for such claims. We have historically not generated sustained positive cash flow and if we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions or reduce our marketing or sales efforts or cease operations.

The following table provides information as of March 31, 2024, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations	Remaining nine months ending
(In thousands)	December 31, 2024	2025	2026	2027	2028	Thereafter	Total
Open purchase orders	$41,097	$4,959	$415	$—	$—	$—	$46,471
Operating leases	9,107	35,690	16,301	1,575	—	—	62,673
Finance leases	1,522	1,453	1,206	514	194	1,881	6,770
2029, 2025 and 2023 Convertible Notes	—	170	—	—	—	323,108	323,278
Mortgages and other debts payable	313	306	298	291	284	3,146	4,638
Lines of credit	11	12	—	—	—	—	23
Interest commitments	8,644	11,578	11,445	11,438	11,431	915	55,451
Total	$60,694	$54,168	$29,665	$13,818	$11,909	$329,050	$499,304

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no material changes to our critical accounting policies and estimates described in our Form 10-K that have had a material impact on our Quarterly Financial and related notes.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting standards yet to be adopted.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (i) specific categories in the rate reconciliation, (ii) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (iii) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 improve financial reporting by requiring all public entities to disclose incremental segment information on an annual and interim basis to enable investors to develop more useful financial analyses. Topic 280 requires that a public entity disclose certain information about its reportable segments, for example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. ASC 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The ASU 2023-07 amendments do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. Upon adoption, a public entity must retrospectively apply ASU 2023-07 amendments to all prior periods presented in the financial statements. The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023 (e.g., for calendar-year-end public entities, annual periods beginning on January 1, 2024 — i.e., December 31, 2024, Form 10-K), and interim periods within fiscal years beginning after December 15, 2024 (e.g., for calendar-year-end public entities, interim periods beginning on January 1, 2025 — i.e., Form 10-Q for the first quarter of 2025). Early adoption is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

Recently adopted accounting standards.

In 2021, the Organization for Economic Co-operation and Development (“OECD”) established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution (“Pillar Two”) to global taxation, focusing on global profit allocation and a 15% global minimum effective tax rate. On December 15, 2022, the EU member states agreed to implement the OECD’s global minimum tax rate of 15%. The OECD issued Pillar Two model rules and continues to release guidance on these rules. The inclusive framework calls for tax law changes by participating countries to take effect in 2024 and 2025. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax. We considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and there is no material impact to our tax results for the period. We anticipate further legislative activity and administrative guidance in 2024, and will continue to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions we operate in.

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

Our derivative activities, which consist of foreign exchange forward contracts, are intended to economically hedge forecasted cash flows that are exposed to foreign currency risk. The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ respective maturity dates. As exchange rates change, gains and losses on these contracts are generated based on the change in the exchange rates that are recognized in the Condensed Consolidated Statements of Operations and offset the impact of the change in exchange rates on the foreign currency cash flows that are hedged. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, our results could be negatively impacted due to effective unhedged currency related fluctuations. Our foreign exchange forward contracts primarily hedge exchange rates on the Chilean Peso to the U.S. dollar. If Chilean Pesos were to strengthen or weaken in relation to the U.S. dollar, our loss or gain on hedged foreign currency cash-flows would be offset by the derivative contracts, with a net effect of zero.

Approximately 21.5% of our revenue for the three months ended March 31, 2024, was denominated in currencies other than the U.S. Dollar (USD). This compares to 18.5% for the same period in 2023. Our financial statements are reported in USD; therefore, fluctuations in exchange rates affect the translation of foreign-denominated revenue and expenses. During the first quarter of 2024 and the year ended December 31, 2023, our most significant currency exchange rate exposures were to the Euro and the Chilean Peso. Gross accumulated currency translation adjustments, recorded as a separate component of shareholders’ equity, totaled $41.8 million and 34.6 million at March 31, 2024 and December 31, 2023, respectively. For information on such open foreign exchange forward contracts for the three months ended March 31, 2024 and 2023 see “Management’s Discussion and Analysis—Results of Operations— Foreign Currency Exchange Rates.”

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price, or equity price risk.

Interest Rate Risk – Our exposure to interest rate risk relates to our cash and investments and to our borrowings. We generally maintain an investment portfolio of money market funds and marketable securities. The securities in our investment portfolio are not leveraged and are subject to minimal interest rate risk due to their very short-term nature. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income resulting from declining interest rates.

At March 31, 2024, we had cash and cash equivalents of $75.6 million. The weighted average interest rate related to our cash and cash equivalents for the three months ended March 31, 2024 was approximately 1.1%. As of March 31, 2024, the principal outstanding balances under the Credit Agreement with CB and our Chilean and Spanish lines of credit was $21.0 million in the aggregate at a weighted average interest rate of approximately 7.8%.

Our outstanding convertible senior notes have fixed rates of interest; therefore, we are not exposed to interest rate risk on those instruments.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on management's evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes to the Company’s Internal Control Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period covered by this Quarterly Report on Form 10-Q, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2024, we completed the offering of $230.0 million aggregate principal amount of the 2029 144A Notes in accordance with the terms of the 144A Note Purchase Agreement. We allocated approximately $50.0 million of these net proceeds to repurchase shares of our Common Stock. These repurchases were from purchasers of the 2029 Convertible 144A Notes in privately negotiated transactions effected with or through the Initial Purchaser or its affiliate. The purchase price per share of the Common Stock in these transactions equaled the closing sale price of $0.9067 per share of Common Stock on January 4, 2024. Other than the foregoing repurchases, which are set forth in the table below, we did not repurchase any other equity securities during the quarter ended March 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs
January 1, 2024 to January 31, 2024 (1)	55,145,031	0.9067	—	—
February 1, 2024 to February 29, 2024	—	—	—	—
March 1, 2024 to March 31, 2024	—	—	—	—
Total	55,145,031	0.9067	—	—

(1) All repurchases were effected using proceeds from our issuance and sale of our 2029 144A Notes, as described above

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended March 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit 2.1*	Asset Purchase Agreement, dated as of March 27, 2024 by and among BioReference Health, LLC, OPKO Health, Inc. and Laboratory Corporation of America Holdings, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2024, and incorporated herein by reference.
Exhibit 3.1+	Composite Amended and Restated Certificate of Incorporation of OPKO Health, Inc.
Exhibit 4.1	Indenture, dated January 9, 2024, by and between OPKO Health, Inc. and U.S. Bank Trust Company, National Association, as Trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2024, and incorporated herein by reference.
Exhibit 4.2	Form of 3.75% Convertible Senior Note due 2029, incorporated by reference to Exhibit A of the Indenture filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2024.
Exhibit 10.1*	Purchase Agreement, dated January 4, 2024, by and between the Company and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named therein, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2024, and incorporated herein by reference.
Exhibit 10.2*	Convertible Note Purchase Agreement, dated as of January 4, 2024, by and among the Company and certain investors, including Frost Gamma Investments Trust and Jane H. Hsiao, Ph.D., MBA, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2024, and incorporated herein by reference
Exhibit 31.1

Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2024.

Exhibit 31.2

Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2024.

Exhibit 32.1

Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2024.

Exhibit 32.2

Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2024.

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

Date: May 7, 2024	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President and Chief Financial
Officer