Form 10-Q
period 2024-06-30
OPKO HEALTH, INC.
filed 2024-08-07
CIK 944809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024.

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

As of August 1, 2024, the registrant had 697,376,055 shares of Common Stock outstanding.

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

Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:

•	we have had a history of losses and may not generate sustained positive cash flow sufficient to fund our operations and research and development programs;
•	our need for, and ability to obtain, additional financing when needed on favorable terms, or at all;
•	adverse results in material litigation matters or governmental inquiries;
•	the risks inherent in developing, obtaining regulatory approvals for and commercializing new, commercially viable and competitive products and treatments;
•	our research and development activities may not result in commercially viable products;
•	that earlier clinical results of effectiveness and safety may not be reproducible or indicative of future results;
•	that we may not generate or sustain profits or cash flow from our laboratory operations or substantial revenue from NGENLA, Rayaldee and our other pharmaceutical and diagnostic products;
•	our ability to manage our growth and our expanded operations;
•	that our acquisition of ModeX Therapeutics, Inc. will be successful and the products in the R&D pipeline will ultimately be commercialized;
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

•	failure to obtain and retain new clients and business partners, or a reduction in tests ordered or specimens submitted by existing clients;
•	failure to establish, and perform to, appropriate quality standards to assure that the highest level of quality is observed in the performance of our testing services;
•	failure to maintain the security of patient-related information;
•	our ability to obtain and maintain intellectual property protection for our products;
•	our ability to defend our intellectual property rights with respect to our products;
•	our ability to operate our business without infringing the intellectual property rights of others;
•	our ability to attract and retain key scientific and management personnel;
•	the risk that the carrying value of certain assets may exceed the fair value of the assets causing us to impair goodwill or other intangible assets;
•	our ability to comply with the terms of our 2022 Corporate Integrity Agreement with the U.S. Office of Inspector General of the Department of Health and Human Services;
•	failure to obtain and maintain regulatory approval for our products and services outside the U.S.;
•	legal, economic, political, regulatory, currency exchange, and other risks associated with international operations; and
•

disruptions to operations, including impact on employees, and business continuity, including physical damage or impaired access to company facilities, office of technology from the current conflicts in the Middle East

PART I. FINANCIAL INFORMATION

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company”, “OPKO”, “we”, “our”, “ours”, and “us” refer to OPKO Health, Inc., a Delaware corporation, including our consolidated subsidiaries.

Item 1. Financial Statements

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$40,576	$95,881
Accounts receivable, net	105,313	123,379
Inventory, net	60,153	65,697
Other current assets and prepaid expenses	32,288	24,519
Assets held for sale	119,651	—
Total current assets	357,981	309,476
Property, plant and equipment, net	66,766	75,429
Intangible assets, net	659,111	740,283
In-process research and development	195,000	195,000
Goodwill	530,106	598,260
Investments	101,489	16,082
Operating lease right-of-use assets	61,622	68,088
Other assets	7,796	9,080
Total assets	$1,979,871	$2,011,698
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$82,242	$69,677
Accrued expenses	94,516	90,086
Current maturities of operating leases	11,624	12,996
Current portion of convertible notes	170	—
Current portion of lines of credit and notes payable	22,129	27,293
Liabilities associated with assets held for sale	8,872	—
Total current liabilities	219,553	200,052
Operating lease liabilities	49,624	54,140
Long term portion of convertible notes	175,942	214,325
Deferred tax liabilities	119,120	126,773
Other long-term liabilities, principally contract liabilities, contingent consideration and lines of credit	20,315	27,189
Total long-term liabilities	365,001	422,427
Total liabilities	584,554	622,479
Equity:
Common Stock - $0.01 par value, 1,250,000,000 shares authorized; 727,176,232 and 781,936,885 shares issued at June 30, 2024 and December 31, 2023, respectively	7,273	7,820
Treasury Stock - 29,800,177, and 8,655,082 shares at June 30, 2024 and December 31, 2023, respectively	(1,791)	(1,791)
Additional paid-in capital	3,540,414	3,433,006
Accumulated other comprehensive loss	(46,652)	(38,030)
Accumulated deficit	(2,103,927)	(2,011,786)
Total shareholders’ equity	1,395,317	1,389,219
Total liabilities and equity	$1,979,871	$2,011,698

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenues:
Revenue from services	$129,395	$127,052	$256,286	$259,420
Revenue from products	40,485	43,500	78,532	83,883
Revenue from transfer of intellectual property and other	12,306	94,866	21,054	159,692
Total revenues	182,186	265,418	355,872	502,995
Costs and expenses:
Cost of service revenue	107,078	113,028	216,952	227,087
Cost of product revenue	23,455	25,911	45,199	50,166
Selling, general and administrative	68,821	79,794	138,988	155,436
Research and development	24,082	18,159	46,020	50,764
Contingent consideration	—	(34)	—	102
Amortization of intangible assets	20,420	21,535	41,856	43,009
Total costs and expenses	243,856	258,393	489,015	526,564
Operating loss (income)	(61,670)	7,025	(133,143)	(23,569)
Other income and (expense), net:
Interest income	391	1,077	1,204	2,107
Interest expense	(8,180)	(3,277)	(15,865)	(6,668)
Fair value changes of derivative instruments, net	1	142	(26,160)	(917)
Other income (expense), net	58,874	(21,417)	80,197	(4,400)
Other income (expense), net	51,086	(23,475)	39,376	(9,878)
Loss before income taxes and investment losses	(10,584)	(16,450)	(93,767)	(33,447)
Income tax benefit (provision)	280	(3,148)	1,629	(4,381)
Net loss before investment losses	(10,304)	(19,598)	(92,138)	(37,828)
Loss from investments in investees	(1)	(42)	(3)	(79)
Net loss	$(10,305)	$(19,640)	$(92,141)	$(37,907)
Loss per share, basic and diluted:
Loss per share	$(0.01)	$(0.03)	$(0.13)	$(0.05)
Weighted average common shares outstanding, basic and diluted	697,211,592	751,727,383	702,036,148	751,617,431

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Net loss	$(10,305)	$(19,640)	$(92,141)	$(37,907)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	(1,457)	670	(8,622)	6,381
Comprehensive loss	$(11,762)	$(18,970)	$(100,763)	$(31,526)

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands, except share data)

For the three and six months ended June 30, 2024

						Accumulated
					Additional	Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at March 31, 2024	726,791,854	$7,269	(29,772,753)	$(1,791)	$3,386,147	$(45,195)	$(2,093,622)	$1,252,808
Equity-based compensation expense	—	—	—	—	2,609	—	—	2,609
Exercise of common stock options and warrants	384,378	4	—	—	(212)	—	—	(208)
2025 convertible notes	—	—	(27,154)	—	—	—	—	—
2029 convertible notes	—	—	—	—	151,870	—	—	151,870
Net loss	—	—	—	—	—	—	(10,305)	(10,305)
Other comprehensive loss	—	—	—	—	—	(1,457)	—	(1,457)
Balance at June 30, 2024	727,176,232	$7,273	(29,799,907)	$(1,791)	$3,540,414	$(46,652)	$(2,103,927)	$1,395,317

						Accumulated
					Additional	Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at December 31, 2023	781,936,885	$7,820	(8,655,082)	$(1,791)	$3,433,006	$(38,030)	$(2,011,786)	$1,389,219
Equity-based compensation expense	—	—	—	—	5,199	—	—	5,199
Exercise of common stock options and warrants	384,378	4	—	—	(212)	—	—	(208)
2025 convertible notes	—	—	(21,144,825)	—	—	—	—	—
2029 convertible notes	—	—	—	—	151,870	—	—	151,870
Share Repurchase	(55,145,031)	(551)	—	—	(49,449)	—	—	(50,000)
Net loss	—	—	—	—	—	—	(92,141)	(92,141)
Other comprehensive loss	—	—	—	—	—	(8,622)	—	(8,622)
Balance at June 30, 2024	727,176,232	$7,273	(29,799,907)	$(1,791)	$3,540,414	$(46,652)	$(2,103,927)	$1,395,317

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

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(92,141)	$(37,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,974	52,993
Non-cash interest	8,138	1,364
Amortization of deferred financing costs	946	598
Losses from investments in investees	3	79
Equity-based compensation – employees and non-employees	5,199	5,527
Realized loss (gain) on disposal of fixed assets and sales of equity securities	(69)	2,075
Change in fair value of equity securities and derivative instruments	(59,248)	6,146
Loss on conversion convertible senior notes	757	—
Change in fair value of contingent consideration	—	102
Deferred income tax (benefit) provision	(4,477)	1,753
Changes in assets and liabilities:
Accounts receivable, net	15,353	(81,822)
Inventory, net	1,732	2,749
Other current assets and prepaid expenses	(7,817)	1,279
Other assets	(116)	(1,915)
Accounts payable	13,688	20,210
Foreign currency measurement	2,638	(1,318)
Contract liabilities	—	2
Accrued expenses and other liabilities	3,439	5,073
Net cash used in operating activities	(62,001)	(23,012)
Cash flows from investing activities:
Investments in investees	—	(5,000)
Proceeds from the sale of property, plant and equipment	103	842
Capital expenditures	(11,660)	(9,050)
Net cash used in investing activities	(11,557)	(13,208)
Cash flows from financing activities:
Issuance of 3.00% convertible senior notes, net (including related parties)	230,000	—
Debt issuance costs	(8,562)	—
Share repurchase	(50,000)	—
Proceeds from the exercise of common stock options	(208)	(301)
Borrowings on lines of credit	317,811	341,850
Repayments of lines of credit	(324,256)	(348,206)
Redemption of 2025 Notes and 2033 Senior Notes	(146,287)	(3,000)
Net cash provided by (used in) financing activities	18,498	(9,657)
Effect of exchange rate changes on cash and cash equivalents	(245)	794
Net decrease in cash and cash equivalents	(55,305)	(45,083)
Cash and cash equivalents at beginning of period	95,881	153,191
Cash and cash equivalents at end of period	$40,576	$108,108
SUPPLEMENTAL INFORMATION:
Interest paid	$3,517	$4,204
Income taxes paid, net of refunds	$1,576	$685
Assets acquired by finance leases	$—	$181
Non-cash financing:
Shares issued upon the conversion of:
Common stock options, warrants, and restricted stock units surrendered in net exercise	$208	$301
Fair value of shares received related to milestone achieved from GeneDx Holdings	$—	$6,689

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

The Company maintains established, revenue-generating pharmaceutical platforms in Spain, Ireland, Chile, and Mexico, contributing to positive cash flow and facilitating market entry for our development pipeline. In addition to these platforms, we operate a global pharmaceutical development and commercial supply company, a global supply chain operation, and manufacture specialty active pharmaceutical ingredients (API) in Israel through our subsidiary, FineTech.

Our management team possesses extensive industry experience in development, regulatory affairs, and commercialization. Their industry relationships support the identification and pursuit of commercial opportunities. Research and development activities are primarily conducted in facilities located in Weston, Massachusetts, Waterford, Ireland, Kiryat Gat, Israel, and Barcelona, Spain.

On March 27, 2024, we and Laboratory Corporation of America Holdings (“Labcorp”) entered into a definitive agreement (the “Labcorp Asset Purchase Agreement”), pursuant to which Labcorp agreed to acquire select assets of BioReference (the “BioReference Transaction”). The purchase price for the BioReference Transaction is $237.5 million. The assets contemplated by the BioReference Transaction include BioReference's laboratory testing businesses focused on clinical diagnostics, reproductive health, and women's health across the United States, excluding New York and New Jersey operations. These assets include patient service centers, specific customer contracts, and operating assets. The Labcorp Asset Purchase Agreement contains customary representations, warranties, covenants and indemnification provisions for a transaction of this size and type, including, among other things, customary covenants relating to (i) the conduct of BioReference's business between the signing of the Labcorp Asset Purchase Agreement and the closing of the BioReference Transaction and (ii) the efforts of the parties to cause the BioReference Transaction to be consummated, including obtaining certain consents and approvals. The consummation of the BioReference Transaction is subject to the satisfaction or waiver of customary closing conditions, including the expiration or termination of any required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Company anticipates closing the BioReference Transaction in the third quarter of 2024.

As of March 27, 2024, the Labcorp Asset Purchase Agreement met the held-for-sale accounting criteria. Accordingly, the related assets and liabilities are classified as held for sale in our consolidated balance sheet. The select assets to be sold in the BioReference Transaction are included in our diagnostics segment.

NOTE 2 FOREIGN EXCHANGE RATES

Foreign Currency Exchange Rates

Approximately 21.7% of our revenue for the six months ended June 30, 2024, was denominated in currencies other than the U.S. Dollar (USD). This compares to 34.4% for the same period in 2023. Our financial statements are reported in USD; therefore, fluctuations in exchange rates affect the translation of foreign-denominated revenue and expenses. During the second quarter of 2024 and the year ended December 31, 2023, our most significant currency exchange rate exposures were to the Euro and the Chilean Peso. Gross accumulated currency translation adjustments, recorded as a separate component of shareholders’ equity, totaled $43.3 million and $34.6 million at June 30, 2024 and December 31, 2023, respectively.

We are subject to foreign currency transaction risk due to fluctuations in exchange rates between the time a transaction is initiated and settled. To mitigate this risk, we use foreign currency forward contracts. These contracts fix an exchange rate, allowing us to offset potential losses (or gains) caused by exchange rate changes at the settlement date. As of June 30, 2024, we held no open foreign exchange forward contracts related to inventory purchases on letters of credit. As of December 31, 2023, we held 52 open foreign exchange forward contracts related to inventory purchases on letters of credit. These contracts matured monthly through January 2024 with a total notional value of approximately $2.9 million.

 NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments or adjustments otherwise disclosed herein) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the six months ended June 30, 2024 are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2024 or any other future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which are used in our testing laboratories.  Inventory obsolescence expense for the three and six months ended June 30, 2024 was $0.6 million and $1.0 million, respectively. Inventory obsolescence expense for the three and six months ended June 30, 2023 was $0.8 million and $2.2 million, respectively.

Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting. Refer to Note 5. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions was $1.4 billion and $1.5 billion at June 30, 2024 and December 31, 2023, respectively.

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

Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value. Goodwill was $530.1 million and $598.3 million, respectively, at June 30, 2024 and December 31, 2023.

Net intangible assets other than goodwill were $0.9 billion on each of June 30, 2024, and December 31, 2023, with IPR&D accounting for $195.0 million on each date. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges may occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment.

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

While we believe our estimates and assumptions used in impairment testing (including for goodwill and IPR&D) are reasonable and reflect those used by market participants, there is a potential risk of material impairment charges. Based on the current financial performance of our diagnostics segment and our Ireland reporting unit (which includes Eirgen and Rayaldee), we could be subject to such charges if their future performance deviates from our current estimates and assumptions. For reference, the combined goodwill of these units totaled $299.6 million and $367.3 million at June 30, 2024 and December 31, 2023, respectively.

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $20.4 million and $41.9 million for the three and six months ended June 30, 2024, respectively. Amortization expense was $21.5 million and $43.0 million for the three and six months ended June 30, 2023, respectively.

Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered equity securities as of June 30, 2024 and December 31, 2023 are predominately carried at fair value. Our debt under the Credit Agreement (as defined below) approximates fair value due to the variable rate of interest applicable to such debt.

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

Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For a derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At June 30, 2024 and December 31, 2023, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognized all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statement of Operations. Refer to Note 10. In addition, we have determined the value of the embedded derivative liability within the 2029 Convertible 144A Notes (as defined in Note 7) and recorded it at fair value. Refer to Note 7. The changes in the fair value of the embedded derivatives are recognized in the fair value changes of derivatives instruments, net. Refer to Note 9.

Property, plant and equipment. Property, plant and equipment are recorded at cost or fair value if acquired in a business combination. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under finance leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, and automobiles - 3-5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Assets held under finance leases are included within Property, plant and equipment, net in our Condensed Consolidated Balance Sheets and are amortized over the shorter of their useful lives or the expected term of their related leases. Depreciation expense was $3.7 million and $8.1 million for the three and six months ended June 30, 2024, respectively. Depreciation expense was $5.0 million and $10.0 million for the three and six months ended June 30, 2023, respectively.

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

We operate in various countries and tax jurisdictions globally.  For interim reporting purposes, we record income taxes based on the expected effective income tax rate, taking into consideration year to date and global forecasted tax results. For the six months ended June 30, 2024, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.

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

While we have receivables due from federal and state governmental agencies, such receivables are not a credit risk because federal and state governments fund the related healthcare programs. Payment is primarily dependent upon submitting appropriate documentation. On June 30, 2024 and December 31, 2023, receivable balances (net of explicit and implicit price concessions) from Medicare and Medicaid were 7.8% and 6.7%, respectively, of our consolidated Accounts receivable, net. The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At June 30, 2024 and December 31, 2023, receivables due from patients represented approximately 2.1% and 2.0%, respectively, of our consolidated Accounts receivable, net.

We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for credit losses was $2.0 million on each of  June 30, 2024 and December 31, 2023. The credit loss expense for the three and six months ended June 30, 2024, was $14.1 thousand and $142.6 thousand, respectively. The credit loss expense for the three and six months ended June 30, 2023, was $2.8 thousand and $88.0 thousand, respectively.

As of June 30, 2024, accounts receivable included $1.2 million of revenue earned under the BARDA Contract (as defined in Note 14). As of December 31, 2023, accounts receivable included $0.6 million under this contract. Refer to Note 13, Government Contract Revenue for further information on government contracts and to Note 14, Strategic Alliances for further information on the BARDA Contract.

Equity-based compensation. We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits realized from the exercise of stock options as cash flows from operations. For the three and six months ended June 30, 2024, we recorded $2.6 million and $5.2 million, respectively, of equity-based compensation expense. For the three and six months ended June 30, 2023, we recorded $2.8 million and $5.5 million, respectively, of equity-based compensation expense.

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

Foreign currency translation. The financial statements of certain of our foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are generally translated at the rate of exchange to the U.S. dollar on the balance sheet date. The local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of Other income (expense), net within the Condensed Consolidated Statement of Operations and foreign currency translation gains (losses) have been included as a component of the Condensed Consolidated Statement of Comprehensive Income (Loss). During the three and six months ended June 30, 2024, we recorded foreign currency transaction losses of ($1.3 million) and ($4.0 million), respectively. During the three and six months ended June 30, 2023, we recorded foreign currency transaction gains of $0.9 million and $2.0 million, respectively.

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

In November 2023, the FASB issued ASU No 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its CODM uses to assess segment performance and to make decisions about resource allocations. The ASU is effective for fiscal years beginning after December 15, 2024 with updates to be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

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

NOTE 4 EARNINGS (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing our net income (loss) by the weighted average number of shares of our Common Stock outstanding during the period. Shares of Common Stock outstanding under the share lending arrangement entered into in conjunction with the 2025 Notes (as defined in Note 7) are excluded from the calculation of basic and diluted earnings per share because the borrower of the shares is required under the share lending arrangement to refund any dividends paid on the shares lent. Refer to Note 7. For diluted earnings per share, the dilutive impact of stock options and warrants is determined by applying the “treasury stock” method. The dilutive impact of the 2029 Convertible Notes, 2033 Senior Notes, the 2023 Convertible Notes and the 2025 Notes (each, as defined and discussed in Note 7) has been considered using the “if converted” method. For periods in which their effect would have been antidilutive, no effect is given in the dilutive computation to Common Stock issuable under outstanding options or warrants or the potentially dilutive shares issuable pursuant to the 2029 Convertible Notes, 2033 Senior Notes, the 2023 Convertible Notes and the 2025 Notes.

A total of 294,774,975 and 82,817,175 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the three months ended June 30, 2024 and 2023, respectively, because their inclusion would have been antidilutive. A total of 293,731,532 and 82,438,648 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the six months ended June 30, 2024 and 2023, respectively, because their inclusion would have been antidilutive. A full presentation of diluted earnings per share has not been provided because the required adjustments to the numerator and denominator resulted in diluted earnings per share equivalent to basic earnings per share.

During the three months ended June 30, 2024, no options were exercised and 549,687 restricted stock units vested, resulting in the issuance of 384,378 shares of Common Stock.

During the six months ended June 30, 2024, no options were exercised and 549,687 restricted stock units vested, resulting in the issuance of 384,378 shares of Common Stock.

During the three months ended June 30, 2023, no options were exercised and 549,680 restricted stock units vested, resulting in the issuance of 386,971 shares of Common Stock.

During the six months ended June 30, 2023, no options were exercised and 549,680 restricted stock units vested, resulting in the issuance of 386,971 shares of Common Stock.

NOTE 5 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	June 30,	December 31,
(In thousands)	2024	2023
Accounts receivable, net:
Accounts receivable	$107,310	$125,379
Less: allowance for credit losses	(1,997)	(2,000)
	$105,313	$123,379
Inventories, net:
Consumable supplies	$18,011	$25,864
Finished products	34,478	35,582
Work in-process	2,203	1,731
Raw materials	9,269	8,981
Less: inventory reserve	(3,808)	(6,461)
	$60,153	$65,697
Other current assets and prepaid expenses:
Taxes recoverable	$4,897	$4,211
Prepaid expenses	9,453	6,177
Prepaid insurance	5,399	3,848
Other receivables	5,805	2,610
Other	6,734	7,673
	$32,288	$24,519
Intangible assets, net:
Customer relationships	$256,571	$315,799
Technologies	812,032	831,509
Trade names	49,740	49,758
Covenants not to compete	12,911	12,916
Licenses	6,240	6,205
Product registrations	6,429	6,790
Other	5,866	6,000
Less: accumulated amortization	(490,678)	(488,694)
	$659,111	$740,283
Accrued expenses:
Employee benefits	$27,158	$28,952
Clinical trials	5,779	7,624
Commitments and contingencies	8,842	8,088
Gross to net provision	7,808	9,420
Inventory received but not invoiced	3,608	1,653
Finance leases short-term	1,787	2,827
Professional fees	2,672	3,470
Taxes payable	5,780	1,384
Royalties	880	1,544
Commissions	1,960	1,822
Other	28,242	23,302
	$94,516	$90,086
Other long-term liabilities:
Mortgages and other debts payable	$3,676	$7,709
Finance leases long-term	4,497	7,274
Contract liabilities	7	7
Other	12,135	12,199
	$20,315	$27,189

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

Changes in value of the intangible assets and goodwill during the six months ended June 30, 2024 and 2023 were primarily due to foreign currency fluctuations between the Euro, and the Chilean Peso against the U.S. dollar.

The following table summarizes the changes in Goodwill by reporting unit during the six months ended June 30, 2024.

	2024
(In thousands)	Gross goodwill at January 1	Cumulative impairment at January 1	Acquisitions, dispositions and other	Foreign exchange and other	Balance at June 30
Pharmaceuticals
CURNA	$4,827	$(4,827)	$—	$—	$—
Rayaldee	84,273	—	—	(2,387)	81,886
FineTech	11,698	(11,698)	—	—	—
ModeX	80,260	—	—	—	80,260
OPKO Biologics	139,784	—	—	(0)	139,784
OPKO Chile	3,642	—	—	(262)	3,380
OPKO Health Europe	7,276	—	—	(211)	7,065
OPKO Mexico	100	(100)	—	—	—
Transition Therapeutics	3,421	(3,421)	—	—	—

Diagnostics
BioReference	283,025	—	(65,294)	—	217,731
OPKO Diagnostics	17,977	(17,977)	—	—	—
	$636,283	$(38,023)	$(65,294)	$(2,860)	$530,106

Acquisitions, disposition and other includes amounts related to the Labcorp Asset Purchase Agreement, which is included in assets held for sale at June 30, 2024.

NOTE 6 INVESTMENTS

Investments

The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of June 30, 2024 and December 31, 2023:

(in thousands)	As of June 30, 2024		As of December 31, 2023
Investment type	Investment Carrying Value	Underlying Equity in Net Assets	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$(0)	$2,649	$(0)	$2,942
Variable interest entity, equity method	793	—	796	420
Equity method investments - FV option	93,022		9,786
Equity securities	149		116
Equity securities with no readily determinable fair value	7,521		5,382
Warrants and options	4		2
Total carrying value of investments	$101,489		$16,082

Equity method investments

Our equity method investments, other than in GeneDx Holdings, as described below, consist of investments in Pharmsynthez (ownership 9%), Cocrystal Pharma, Inc. (“COCP”) (2%), Non-Invasive Monitoring Systems, Inc. (“NIMS”) (1%), BioCardia, Inc. (“BioCardia”) (1%), Xenetic Biosciences, Inc. (“Xenetic”) (3%), Zebra Biologics, Inc. (“Zebra”) (29%), and LeaderMed Health Group Limited (“LeaderMed”) (47%). Neovasc, Inc., in which we owned a 0.5% interest, was acquired by Shockwave Medical, Inc. in April 2023. As a result, we received $363 thousand in merger consideration in exchange for our shares. The aggregate amount of assets, liabilities, and net losses of these equity method investees as of and for the six months ended June 30, 2024 were $74.3 million, $23.0 million, and $16.8 million, respectively. The aggregate amount of assets, liabilities, and net losses of our equity method investees as of and for the year ended December 31, 2023 were $85.5 million, $20.8 million, and $37.7 million, respectively. We have determined that we or our related parties have the ability to exercise significant influence over our equity method investments through our board representation or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market prices of their respective shares of common stock and the number of shares held by us as of June 30, 2024 and December 31, 2023 was $0.7 million and $0.7 million, respectively.

Equity method investments - Fair value option

On  January 14, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (the “GeneDx Merger Agreement”) with GeneDx Holdings Corp. (f/k/a Sema4 Holdings Corp.), a Delaware corporation (“GeneDx Holdings”), pursuant to which GeneDx Holdings acquired our former subsidiary, GeneDx LLC (formerly GeneDx, Inc. “GeneDx”), on April 28, 2022. As a result of this transaction, the Company holds an equity method investment in GeneDx Holdings, representing an approximate 13.6% ownership interest at June 30, 2024. Pursuant to the GeneDx Merger Agreement, the Company designated, and GeneDx Holdings nominated for election an individual to serve on the board of directors of GeneDx Holdings. This individual was subsequently elected by GeneDx Holdings stockholders and has continued to serve on the board following his re-election in 2024. His term will extend until the GeneDx Holdings annual meeting of stockholders in 2027. Therefore, we have determined that the Company or our related parties can exercise significant influence over the investee through our board representation or voting power. However, our influence is limited by our shareholder agreement with GeneDx Holdings, pursuant to which we have agreed to vote our shares of GeneDx Holdings common stock in accordance with the recommendation of GeneDx Holdings' board of directors for so long as we continue to hold at least 5% of the outstanding shares of GeneDx Holdings common stock. Other than through our sole board seat, we are unable to influence GeneDx Holdings' policy-making process. We currently hold one of seven seats on the GeneDx Holdings board of directors, and our designee  may continue to serve following the expiration of his current term if re-elected by GeneDx Holdings stockholders.

We elected to account for our investment in GeneDx Holdings under the equity method fair value option and record gains and losses from changes in fair value in other income (expense), net in our Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2024, we recognized $60.5 million and $83.2 million in net income related to the change in fair value of our GeneDx Holdings investment, respectively. For the three and six months ended June 30, 2023, we recognized $19.9 million and $11.6 million in net income related to the change in fair value of our GeneDx Holdings investment, respectively. As of June 30, 2024, the aggregate value of our GeneDx Holdings investment was $93.0 million based on the quoted market price of the GeneDx Holdings common stock.

Investments in equity securities

Our equity securities consist of investments in VBI Vaccines Inc. (0.16%), ChromaDex Corporation (“ChromaDex”) (0.05%), and Eloxx Pharmaceuticals, Inc. (“Eloxx”) (1%). Our equity securities without readily determinable fair value consists of CAMP4 Therapeutics Corporation (“CAMP4”) (2%) and HealthSnap, Inc. (4%). We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of these investments. Accordingly, we account for our investment in these entities as equity securities, and we record changes in the fair value of these investments in Other income (expense) each reporting period when they have readily determinable fair value. Equity securities without a readily determinable fair value are adjusted to fair value when there is an observable price change. Net gains and losses on our equity securities for the six months ended June 30, 2024 and 2023 were as follows:

	For the six months ended June 30,
(in thousands)	2024	2023
Equity Securities:
Net gains and losses recognized during the period on equity securities	$33	$(318)
Unrealized net losses recognized during the period on equity securities still held at the reporting date	$33	$(318)

Sales of investments

Gains (losses) included in earnings from sales of our investments are recorded in Other income (expense), net in our Condensed Consolidated Statement of Operations. The cost of securities sold is based on the specific identification method.

Warrants and options

In addition to our equity method investments and equity securities, we hold options to purchase 47 thousand additional shares of BioCardia, all of which were vested as of June 30, 2024 and December 31, 2023, and warrants to purchase 0.7 million additional shares of InCellDx Inc. We recorded the changes in the fair value of the options and warrants in fair value changes of derivative instruments, net in our Condensed Consolidated Statement of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Condensed Consolidated Balance Sheet. See further discussion of the Company’s options and warrants in Note 9 and Note 10.

Investments in variable interest entities

We have determined that we hold variable interests in LeaderMed and Zebra. We made this determination as a result of our assessment that they do not have sufficient resources to carry out their principal activities without additional financial support.

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

We own 1,260,000 shares of Zebra’s Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29%) at June 30, 2024 and December 31, 2023. Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a former member of our Board of Directors, was a founder of Zebra. Dr. Frost serves as a member of Zebra’s Board of Directors.

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

NOTE 7 DEBT

As of June 30, 2024 and December 31, 2023, our debt consisted of the following:

	June 30,	December 31,
(In thousands)	2024	2023
2029 Convertible Notes	$175,892	$—
2025 Convertible Notes	170	143,250
2033 Senior Notes	50	50
2023 Convertible Notes	—	71,025
JPMorgan Chase Bank line of credit	10,007	12,671
Chilean and Spanish lines of credit	10,525	12,629
Current portion of notes payable	1,597	1,993
Long term portion of notes payable	3,676	7,727
Total	$201,917	$249,345

Balance sheet captions
Current portion of convertible notes	$170	$—
Long term portion of convertible notes	175,942	214,325
Current portion of lines of credit and notes payable	22,129	27,293
Long Term notes payable included in long-term liabilities	3,676	7,727
Total	$201,917	$249,345

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

Contemporaneously with the closing of the offering of the 2029 Convertible 144A Notes on January 9, 2024, we issued and sold approximately $71.1 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2029 (the “2029 Convertible Affiliate Notes” and, together with the 2029 Convertible 144A Notes, the “2029 Convertible Notes”) pursuant to the terms of a note purchase agreement entered into on January 4, 2024 (the “Affiliate Note Purchase Agreement”) by and among the Company and certain investors, Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, and Dr. Jane H. Hsiao (collectively, the “Affiliate Purchasers”). Pursuant to the Affiliate Note Purchase Agreement, we issued and sold the 2029 Convertible Affiliate Notes to the Affiliate Purchasers in exchange for the entirety of the $55.0 million aggregate principal amount of our outstanding 2023 Convertible Notes held by the Affiliate Purchasers, together with approximately $16.1 million of accrued but unpaid interest thereon.

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

From the date the Notes were issued through March 31, 2024, we observed an increase in the market price of our Common Stock which resulted in a $26.25 million increase in the estimated fair value of our embedded derivatives recorded in Fair value changes of derivative instruments, net in our Condensed Consolidated Statements of Operations. Effective April 1, 2024, the conversion option contained in the 2029 Convertible Notes met the classification of an equity component. As a result, we reclassified $151.9 million of the embedded derivative liability from debt, non-current, to additional paid-in capital section of stockholders' equity on our Condensed Consolidated Balance Sheet.

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

We  may not redeem the notes prior to the maturity date, and no sinking fund is provided for the notes. If we undergo a fundamental change, holders  may require us to purchase the notes in whole or in part for cash at a fundamental change purchase price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date. The 2029 Convertible Notes are our senior unsecured obligations and rank senior in right of payment to any indebtedness that is expressly subordinated in right of payment to the notes, and equal in right of payment with all of our existing and future unsecured indebtedness that is not so subordinated. The notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future liabilities of our subsidiaries.

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

The following table sets forth information related to the 2029 Convertible Notes which is included in our Condensed Consolidated Balance Sheet as of June 30, 2024:

(In thousands)	2029 convertible notes	Embedded conversion option	Discount	Debt Issuance costs	Total
Balance at December 31, 2023	$—	$—	$—	$—	$—
Issuance of 3.75% 2029 Convertible Notes	301,054	125,620	(125,620)	(8,562)	292,492
Amortization of debt discount and debt issuance costs	—	—	8,110	910	9,020
Change in fair value of embedded derivative	—	26,250	—	—	26,250
Reclassification of embedded derivative to equity	—	(151,870)	—	—	(151,870)
Balance at June 30, 2024	$301,054	$—	$(117,510)	$(7,652)	$175,892

In February 2019, we issued $200.0 million aggregate principal amount of Convertible Senior Notes due 2025 (the “2025 Notes”) in an underwritten public offering. The 2025 Notes bear interest at a rate of 4.50% per year, payable semiannually in arrears on February 15 and August 15 of each year. The 2025 Notes mature on February 15, 2025, unless earlier repurchased, redeemed or converted.

In  May 2021, we entered into an agreement with certain holders of the 2025 Notes pursuant to which the holders exchanged $55.4 million in aggregate principal amount of the outstanding 2025 Notes for 19,051,270 shares of our Common Stock (the “Exchange”).

Contemporaneously with the closing of our offering of the 2029 Convertible Notes, we repurchased approximately $144.4 million aggregate principal amount of the 2025 Notes for cash, using $146.3 million of the net proceeds from our issuance and sale of the 2029 Convertible Notes, following which only $170 thousand aggregate principal amount of the 2025 Notes remained outstanding.

On January 22, 2024, we terminated our share lending agreement, dated February 4, 2019, with Jefferies Capital Services, LLC (“Share Borrower”). Through this agreement, we had lent the Share Borrower approximately 30 million shares of our Common Stock related to our 2019 issuance of the 2025 Notes. With the termination of this agreement, all remaining borrowed shares of Common Stock have been returned to us and are now held as treasury shares

In February 2018, we issued a series of 5% Convertible Promissory Notes (the “2023 Convertible Notes”) in the aggregate principal amount of $55.0 million. The original maturity of the 2023 Convertible Notes was five years following the date of issuance. Each holder of a 2023 Convertible Note originally had the option, from time to time, to convert all or any portion of the outstanding principal balance of such 2023 Convertible Note, together with accrued and unpaid interest thereon, into shares of our Common Stock at a conversion price of $5.00 per share.

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

In connection with the closing of the 2029 Convertible Notes offering, the Company issued approximately $71.1 million aggregate principal amount of its 2029 Convertible Affiliate Notes in exchange for all issued and outstanding 2023 Convertible notes, following which exchange, no 2023 Convertible Notes remained outstanding.

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

The Credit Agreement is guaranteed by all of BioReference’s domestic subsidiaries and is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base composed of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of June 30, 2024, $8.6 million remained available for borrowing under the Credit Agreement. Principal under the Credit Agreement is due upon maturity on August 30, 2025.

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

As of June 30, 2024 and December 31, 2023, $10.0 million and $12.7 million, respectively, was outstanding under the Credit Agreement.

The Credit Agreement contains customary covenants and restrictions, including, without limitation, covenants that require BioReference and its subsidiaries to maintain a minimum fixed charge coverage ratio if availability under the new credit facility falls below a specified amount and to comply with laws and restrictions on the ability of BioReference and its subsidiaries to incur additional indebtedness or to pay dividends and make certain other distributions to the Company, subject to certain exceptions as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of BioReference to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and execution upon the collateral securing obligations under the Credit Agreement. Substantially all the assets of BioReference and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to the Company, subject to certain exceptions. As of June 30, 2024, BioReference and its subsidiaries had net assets of approximately $434.4 million, which included goodwill of $217.7 million and intangible assets of $121.7 million.

In addition to the Credit Agreement, we had line of credit agreements with twelve other financial institutions as of June 30, 2024, and December 31, 2023, in the U.S., Chile and Spain. These lines of credit are used primarily as sources of working capital for inventory purchases.

The following table summarizes the amounts outstanding under the BioReference, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
	Interest rate on borrowings at	Credit line	June 30,	December 31,
Lender	June 30, 2024	capacity	2024	2023
JPMorgan Chase	9.50%	$50,000	$10,007	$12,671
Itau Bank	5.50%	1,900	659	1,264
Bank of Chile	6.60%	2,500	868	1,728
BICE Bank	5.50%	2,500	1,052	1,734
Scotiabank	5.00%	5,500	1,052	981
Santander Bank	5.50%	5,000	2,923	450
Security Bank	5.50%	1,400	921	—
Estado Bank	5.50%	4,000	1,240	3,303
BCI Bank	5.00%	2,500	598	1,626
Internacional Bank	5.50%	1,500	1,212	1,197
Consorcio Bank	5.00%	2,000	—	346
Banco De Sabadell	1.75%	536	—	—
Santander Bank	5.36%	536	—	—
Total		$79,872	$20,532	$25,300

At June 30, 2024 and December 31, 2023, the weighted average interest rate on our lines of credit was approximately 7.5% and 7.5%, respectively.

At June 30, 2024 and December 31, 2023, we had notes payable and other debt (excluding the 2033 Senior Notes, the 2023 Convertible Notes, the 2025 Notes, the Credit Agreement and amounts outstanding under lines of credit described above) as follows:

	June 30,	December 31,
(In thousands)	2024	2023
Current portion of notes payable	$1,597	$1,993
Other long-term liabilities	3,676	7,727
Total	$5,273	$9,720

The notes and other debt mature at various dates ranging from 2024 through 2032, bearing variable interest rates from 0.7% up to 5.1%. The weighted average interest rate on the notes and other debt was 3.1% on June 30, 2024 and 2.9% on December 31, 2023. The notes are partially secured by our office space in Barcelona.

NOTE 8 ACCUMULATED OTHER COMPREHENSIVE LOSS

For the six months ended June 30, 2024, changes in Accumulated other comprehensive loss, net of tax, were as follows:

Foreign
currency
(In thousands)	translation
Balance at December 31, 2023	$(38,030)
Other comprehensive loss	(8,622)
Balance at June 30, 2024	$(46,652)

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

As of June 30, 2024, we had equity securities and an equity method fair value option (refer to Note 6), forward foreign currency exchange contracts for inventory purchases (refer to Note 10). In addition, in connection with our investment and our consulting agreement with BioCardia, we record the related BioCardia options at fair value as well as warrants from COCP.

Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of June 30, 2024
	Quoted
	prices in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$10,732	$—	$—	$10,732
Equity securities	149	—	—	149
Equity Method - Fair value option	93,022	—	—	93,022
Common stock options	—	4	—	4
Total assets	$103,903	$4	$—	$103,908

	Fair value measurements as of December 31, 2023
	Quoted
	prices in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$32,404	$—	$—	$32,404
Equity securities	116	—	—	$116
Equity Method - fair value option	9,786	—	—	9,786
Common stock options/warrants	—	2	—	2
Total assets	$42,306	$2	$—	$42,308
Liabilities:
Forward contracts	—	29	—	29
Total liabilities	$—	$29	$—	$29

The carrying amount and estimated fair value of our 2029 Convertible Notes and 2025 Notes, as well as the applicable fair value hierarchy tiers, are contained in the table below. Additionally, the fair value of the 2029 Convertible Notes and 2025 Notes is determined using inputs other than quoted prices in active markets that are directly observable.

	June 30, 2024
	Carrying	Total
(In thousands)	Value	Fair Value	Level 1	Level 2	Level 3
2029 Convertible Notes	$175,892	$355,996	$—	$355,996	$—
2025 Notes	$170	$141	$—	$141	$—

There have been no transfers between Level 1 and Level 2 and no transfers to Level 3 of the fair value hierarchy. The change from level 3 to level 2 for the 2029 Convertible Notes was due to a change in valuation technique to an input that is either directly or indirectly observable. Changes in valuation techniques may result in transfers in or out of an assigned level within the disclosure hierarchy.

.

The following table reconcile the beginning and ending balances of our Level 3 assets and liabilities as of June 30, 2024.

June 30, 2024
Embedded conversion
(In thousands)	option
Balance at December 31, 2023	$—
Additions	125,620
Change in fair value:
Included in results of operations	26,250
Reclassification of embedded derivatives to equity	(151,870)
Balance at June 30, 2024	$—

NOTE 10 DERIVATIVE CONTRACTS

The following table summarizes the fair values and the presentation of our derivative financial instruments in the Condensed Consolidated Balance Sheets:

	Balance Sheet	June 30,	December 31,
(In thousands)	Component	2024	2023
Derivative financial instruments:
Common Stock options/warrants	Investments, net	$4	$2
Forward contracts	Unrealized losses on forward contracts are recorded in Accrued expenses.	$—	$(29)

We enter into foreign currency forward exchange contracts with respect to the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.

To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At June 30, 2024 and December 31, 2023, our derivative financial instruments did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in fair value of derivative instruments, net in our Condensed Consolidated Statement of Operations. The following table summarizes the losses and gains recorded for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2024	2023	2024	2023
Derivative gain (loss):
Notes	$—	$—	$(26,250)	$—
Common Stock options/warrants	1	12	2	10
Forward contracts	—	130	88	(1,057)
Total	$1	$142	$(26,160)	$(1,047)

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

On May 4, 2023, the Company entered into an Assignment and Assumption Agreement (the “Assignment Agreement”) with Ruen-Hui Biopharmaceuticals, Inc., a Taiwanese entity (“Ruen-Hui”) in which Dr. Hsiao owns more than a 10% interest. Ruen-Hui assumed the Company's obligations under an exclusive license agreement with Academia Sinica in exchange for an upfront payment of $150,000, a number of potential milestone payments up to $1 million, commercial milestones ranging from low to double digit millions, and royalty payments. Ruen Hui is also responsible for any outstanding payment obligations under such license agreement, including patent maintenance costs, and any payments due to Academia Sinica.

On April 29, 2022, upon consummation of our sale of GeneDx, the Company entered into a Transition Services Agreement (the “Transition Services Agreement”) with GeneDx, pursuant to which the Company agreed to provide, at cost, certain customary support services in respect of GeneDx’s business through August 31, 2023, including human resources, information technology support, and finance and accounting. As of June 30, 2024, the Company had incurred aggregate expenses of $1.2 million for services rendered under the Transition Services Agreement. For the three and six months ended June 30, 2024, the company did not incur expenses for services rendered under the Transaction Services Agreement. As of June 30, 2024, the Company does not have a receivable balance payable to the Company by GeneDx in accordance with the terms of the Transition Services Agreement.

The Company owns approximately 9% of Pharmsynthez and Pharmsynthez is the largest and controlling shareholder of Xenetic, in which the Company has a 3% ownership interest. Adam Logal, our Senior Vice President and Chief Financial Officer, is a director of Xenetic.

We hold investments in Zebra (ownership 29%), ChromaDex (0.05%), COCP (2%), NIMS (1%), Eloxx (1%), BioCardia (1%) and LeaderMed (47%). Neovasc, Inc., in which we owned a 0.5% interest, was acquired by Shockwave Medical, Inc. in April 2023, and during the third quarter of 2023, we received $363 thousand in merger consideration in exchange for our shares. These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. We also hold an investment in GeneDx Holdings (Nasdaq: WGS) representing a 13.6% ownership interest as a result of our sale of GeneDx, Inc. and subsequent participation in an underwritten offering by GeneDx Holdings. Richard Pfenniger who sits on our Board also sits on the GeneDx Board as a result of the acquisition. See further discussion of our investments in Note 6.

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

Dr. Elias Zerhouni, our Vice Chairman and President, sits on the board of directors of Danaher Corporation (“Danaher”). Our subsidiary, BioReference, routinely procures products and services from several subsidiaries of Danaher, including Beckman Coulter, Integrated DNA Technologies Inc., and Leica Microsystems Inc., to which BioReference has paid $1.1 million, $1.7 million, and $0.2 million, respectively, during the six months ended June 30, 2024.

BioReference purchases and uses certain products acquired from InCellDx, a company in which we hold a 29% minority interest.

We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For both the three and six months ended June 30, 2024, we reimbursed and accrued approximately $23.9 thousand for Company-related travel by Dr. Frost and other OPKO executives. For the three and six months ended June 30, 2023, we reimbursed and accrued approximately $0.0 thousand and $29.3 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.

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

Under the Settlement Agreement, the Company and BioReference admitted only to having made payments to certain physicians and physicians’ groups for office space rentals for amounts that exceeded fair market value, and that it did not report or return any such overpayments to the Federal Health Care Programs (the “Covered Conduct”). The Covered Conduct had commenced prior to the Company’s acquisition of BioReference in 2015. With the exception of the Covered Conduct, the Company and BioReference expressly deny the allegations of the Relator as set forth in her civil action. The Company has agreed to pay a total of $10,000,000 plus accrued interest from September 24, 2021 at a rate of 1.5% per annum (the “Settlement Amount”). The Settlement Amount consists of $9,853,958 payable to the United States, $141,041 payable to the Commonwealth and $5,001 payable to Connecticut, in each case plus interest and was paid on July 18, 2022. Conditioned upon payment of the Settlement Amount, the United States, Massachusetts and Connecticut have agreed to release the Company and BioReference from any civil or administrative monetarily liability arising from the Covered Conduct. Upon payment of the Settlement Amount and the amount due under a separate agreement with the Relator, the Relator has agreed to release the Company and BioReference from any and all claims and potential claims. Further, in consideration of the obligations of the Company and BioReference in the Settlement Agreement and the CIA, the OIG-HHS has agreed to release and refrain from instituting any administrative action seeking to exclude the Company or BioReference from participating in Medicare, Medicaid or other Federal health care programs as a result of the Covered Conduct.

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

On March 1, 2019, the Company received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice (“DOJ”), Washington, DC. The CID sets forth document requests and interrogatories in connection with allegations that the Company and certain of its affiliates violated the False Claims Act and/or the Anti-Kickback Statute. On January 13, 2022, the Federal Government notified the U.S.D.C., Middle District Florida, Jacksonville Division, that it is declining to intervene in the matter but retains the right, via the Attorney General, to consent to any proposed dismissal of the action by the Court. On February 9, 2022, the States of Florida, Georgia, and Commonwealth of Massachusetts notified the U.S.D.C., Middle District Florida, Jacksonville Division, that they are declining to intervene in the matter. Notwithstanding the above declinations, on February 17, 2022, the Company was served with the Relator’s Summons and Complaint (“Complaint”), which had been previously sealed. The Complaint alleges violations of the False Claims Act, the California Fraud Preventions Act, the Florida False Claims Act, the Massachusetts False Claims Act, the Georgia False Medicaid Claims Act, and illegal kickbacks. A motion to dismiss the Complaint was filed on April 25, 2022 and the case was dismissed in March 2023. However, the Relator filed an amended complaint in April 2023 and a second amended complaint, both of which were dismissed. Relator then filed an appeal in the U.S. Eleventh Circuit Court of Appeals which is pending before the court following a failed mediation in April. While management cannot predict the outcome of these matters at this time, the ultimate outcome could be material to our business, financial condition, results of operations, and cash flows.

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

At June 30, 2024, we were committed to make future purchases for inventory and other items in 2024 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating approximately $45.8 million

NOTE 13 REVENUE RECOGNITION

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

The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. For the six months ended June 30, 2024, we recorded $0.9 of negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods mainly due to the composition of client pay mix. For the six months ended June 30, 2023, we recorded $13.9 million of negative revenue adjustments primarily due to the composition of patient pay mix.

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

Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of June 30, 2024 and December 31, 2023, we had liabilities of approximately $5.2 million and $3.1 million, respectively, within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.

The composition of revenue from services by payor for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2024	2023	2024	2023
Healthcare insurers	$78,808	$76,954	$153,416	$157,365
Government payers	21,234	20,923	43,193	41,267
Client payers	25,061	24,899	50,749	52,443
Patients	4,292	4,276	8,928	8,345
Total	$129,395	$127,052	$256,286	$259,420

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

We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the three and six months ended June 30, 2024, we recognized $7.2 million and $14.1 million, respectively, in net product revenue from sales of Rayaldee. For the three and six months ended June 30, 2023, we recognized $7.7 million and $14.4 million, respectively, in net product revenue from sales of Rayaldee.

The following table presents an analysis of Rayaldee product sales allowances and accruals for the three and six months ended June 30, 2024 and 2023:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at March 31, 2024	$2,494	$4,475	$2,215	$9,184
Provision related to current period sales	4,400	6,416	368	11,184
Credits or payments made	(4,151)	(4,900)	(389)	(9,440)
Balance at June 30, 2024	$2,743	$5,991	$2,194	$10,928

Total gross Rayaldee sales				$18,424
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				61%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2023	$2,578	$6,150	$2,192	$10,920
Provision related to current period sales	8,219	10,548	672	19,439
Credits or payments made	(8,054)	(10,707)	(670)	(19,431)
Balance at June 30, 2024	$2,743	$5,991	$2,194	$10,928

Total gross Rayaldee sales				$33,582
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				58%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at March 31, 2023	$1,574	$5,140	$1,676	$8,390
Provision related to current period sales	3,950	5,561	351	9,862
Credits or payments made	(3,194)	(4,747)	(393)	(8,334)
Balance at June 30, 2023	$2,330	$5,954	$1,634	$9,918

Total gross Rayaldee sales				$17,568
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				56%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2022	$1,532	$5,063	$1,683	$8,278
Provision related to current period sales	7,256	9,606	637	17,499
Credits or payments made	(6,458)	(8,715)	(686)	(15,859)
Balance at June 30, 2023	$2,330	$5,954	$1,634	$9,918

Total gross Rayaldee sales				$31,850
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				55%

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

For the three months ended June 30, 2024, revenue from the transfer of intellectual property and other was $12.3 million, a decrease from $94.9 million for the three months ended June 30, 2023. This decrease was primarily attributable to a one-time $90.0 million milestone payment received in 2023, triggered by the FDA approval of NGENLA (Somatrogon). Revenue for the three months ended June 30, 2024, consisted of $6.3 million in gross profit share and royalty payments for NGENLA (Somatrogon) and Pfizer's Genotropin® (Somatropin), compared with $3.8 million for the same period in 2023, and $5.0 million from the BARDA Contract (as defined and described in Note 14).

Similarly, for the six months ended June 30, 2024, revenue from the transfer of intellectual property and other decreased to $21.1 million from $159.7 million for the six months ended June 30, 2023. This decrease was primarily due to one-time milestone payments received in 2023, including the aforementioned $90.0 million payment related to NGENLA, a $50.0 million payment from Merck for rights granted under the Merck Agreement, a $7.0 million payment from VFMCRP triggered by the German price approval for Rayaldee, and a $2.5 million payment from Nicoya upon submission of an investigational new drug application to China's Center for Drug Evaluation. See Note 14 for a description of the arrangements pursuant to which such milestone payments were received. Revenue for the six months ended June 30, 2024, included $11.9 million in gross profit share and royalty payments for NGENLA (Somatrogon) and Pfizer's Genotropin® (Somatropin), compared to $6.9 million in the same period in 2023, as well as $7.2 million from the BARDA Contract during the 2024 period.

NOTE 14 STRATEGIC ALLIANCES

Biomedical Advanced Research and Development Authority

On September 28, 2023, ModeX was awarded a contract (the “BARDA Contract”) from the Biomedical Advanced Research and Development Authority (“BARDA”), part of the Administration for Strategic Preparedness and Response at the U.S. Department of Health and Human Services, to advance a platform and specific product candidates designed to address a range of public health threats in viral infectious diseases. The awarded funding will enable research, development and clinical evaluation of potent multispecific antibodies, based on ModeX's proprietary MSTAR technology. MSTAR is a flexible plug-and-play platform able to incorporate multiple independent antibody binding sites into a single molecule, dramatically expanding its therapeutic potential while enabling rapid responses to emerging infections and their viral variants, including COVID-19, influenza, and other pathogens.

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

The Company concluded that research and development services performed under the BARDA Contract would be recognized as revenue when research and development services are performed to the extent of actual costs incurred including a fixed fee and will be reimbursed by BARDA. Costs incurred represent work performed, which corresponds with, and thereby best depicts, the transfer of control of the research and development to BARDA. Types of contract costs include labor, material, and third-party services. As such, the related BARDA revenue is recognized as revenue from transfer of intellectual property and other within the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2024, we recorded $5.0 million and $7.2 million in revenue under the BARDA Contract. As of June 30, 2024, the aggregate amount of transaction price allocated to remaining performance obligations, excluding unexercised contract options, was $50.6 million. We expect to recognize this amount as revenue through February 2028.

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

Under the terms of the Merck Agreement, ModeX granted to Merck an exclusive, sublicensable, royalty-bearing license to certain intellectual property to develop, manufacture, use and commercialize (i) a multivalent or monovalent vaccine assembled using our platform for Epstein-Barr Virus (“Vaccine”), and (ii) any pharmaceutical or biological preparation in final form containing a Vaccine for sale or for administration to human patients in a clinical trial for all uses (“Product”). We received an initial payment of $50.0 million and are eligible to receive up to an additional $872.5 million upon the achievement of certain commercial and development milestones under several indications. We are also eligible to receive tiered royalty payments ranging from high single digits to low double digits upon achievement of certain sales targets of the Product. Certain of the rights subject to the license provided by us under the Merck Agreement were obtained by us from Sanofi pursuant to that certain License Agreement entered into as of July 1, 2021 (“Sanofi In-License Agreement”) between us and Sanofi, a French corporation (“Sanofi”), and a portion of the upfront payment, milestones and royalties received by us under the Merck Agreement may be payable to Sanofi under the terms of the Sanofi In-License Agreement. As a result of such obligations under the Sanofi In-License Agreement, we paid $12.5 million to Sanofi during the three months ended June 30, 2023.

As part of their strategic collaboration, ModeX and Merck have put in place a research plan to manage research and other development activities related to the development of a Vaccine or Product including a joint steering committee to facilitate the research program. As part of the research plan, they will use a third-party contract development and manufacturing organization to carry out such activities unless otherwise agreed. Development costs incurred by ModeX in furtherance of these development activities will be reimbursed by Merck. To date, we have spent $23.3 million of development costs related to the Epstein -Barr Virus, for which Merck has provided reimbursement.

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

We received an initial upfront payment of $1.5 million and 3,373,008 shares of CAMP4’s Series A Prime Preferred Stock (“Preferred Stock”), which then equated to approximately 9% of the outstanding shares of CAMP4, and we are eligible to receive up to $3.5 million in development milestone payments for Dravet syndrome products, and $4 million for non-Dravet syndrome products, as well as sales milestones of up to $90 million for Dravet syndrome products and up to $90 million for non-Dravet syndrome products. We may also receive double digit royalty payments on the net sales of royalty bearing products, subject to adjustment. In addition, upon achievement of certain development milestones, we will be eligible to receive equity consideration of up to 5,782,299 shares of Preferred Stock in connection with Dravet syndrome products and up to 1,082,248 shares of Preferred Stock in connection with non-Dravet syndrome products. In connection with our acquisition of CURNA, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result of our execution of the CAMP4 Agreement, we will have to pay a percentage of any payments received under the CAMP4 Agreement to the former CURNA stockholders.

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

We recognized the non-refundable $295.0 million upfront payments as revenue as the research and development services were completed. As of June 30, 2024 and December 31, 2023, we had no contract liabilities related to the Pfizer Transaction.

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

NOTE 15 SEGMENTS

We manage our operations in two reportable segments, pharmaceutical and diagnostics. The pharmaceutical segment consists of our pharmaceutical operations in Chile, Mexico, Ireland, Israel and Spain, Rayaldee product sales and our pharmaceutical research and development. The diagnostics segment primarily consists of our clinical laboratory operations through BioReference. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes.

Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2024	2023	2024	2023
Revenue from services:
Pharmaceutical	$—	$—	$—	$—
Diagnostics	129,395	127,052	256,286	259,420
Corporate	—	—	—	—
	$129,395	$127,052	$256,286	$259,420
Revenue from products:
Pharmaceutical	$40,485	$43,500	$78,532	$83,883
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$40,485	$43,500	$78,532	$83,883
Revenue from transfer of intellectual property and other:
Pharmaceutical	$12,306	$94,866	$21,054	$159,692
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$12,306	$94,866	$21,054	$159,692
Operating income (loss):
Pharmaceutical	$(24,820)	$63,631	$(52,500)	$82,585
Diagnostics	(26,583)	(44,258)	(60,985)	(84,264)
Corporate	(10,267)	(12,348)	(19,658)	(21,890)
	$(61,670)	$7,025	$(133,143)	$(23,569)
Depreciation and amortization:
Pharmaceutical	$17,905	$17,788	$35,856	$35,703
Diagnostics	6,250	8,603	14,118	17,290
Corporate	—	—	—	—
	$24,155	$26,391	$49,974	$52,993
Loss from investment in investees:
Pharmaceutical	$(1)	$(42)	$(3)	$(79)
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$(1)	$(42)	$(3)	$(79)
Revenues:
United States	$141,717	$134,859	$277,759	$323,943
Ireland	9,842	96,749	19,065	112,595
Chile	17,602	19,954	32,491	35,494
Spain	5,872	5,968	11,531	12,078
Israel	441	1,639	601	6,233
Mexico	5,908	5,724	12,991	11,551
Other	804	525	1,434	1,101
	$182,186	$265,418	$355,872	$502,995

	June 30,	December 31,
(In thousands)	2024	2023
Assets:
Pharmaceutical	$1,248,270	$1,331,764
Diagnostics	607,981	630,753
Corporate	123,620	49,181
	$1,979,871	$2,011,698
Goodwill:
Pharmaceutical	$312,375	$315,235
Diagnostics	217,731	283,025
	$530,106	$598,260

No customer represented more than 10% of our total consolidated revenue for the six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, no customer represented more than 10% of our accounts receivable balance.

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

The following table presents the lease balances within the Condensed Consolidated Balance Sheet as of June 30, 2024 and December 31, 2023:

(in thousands)	Classification on the Balance Sheet	June 30, 2024	December 31, 2023
Assets
Operating lease assets	Operating lease right-of-use assets	$61,622	$68,088
Finance lease assets	Property, plant and equipment, net	6,284	10,101

Liabilities
Current
Operating lease liabilities	Current maturities of operating leases	11,624	12,996
Accrued expenses	Current maturities of finance leases	1,787	2,827
Long-term
Operating lease liabilities	Operating lease liabilities	49,624	54,140
Other long-term liabilities	Finance lease liabilities	$4,497	$7,274

Weighted average remaining lease term
Operating leases (in years)		6.8	7.1
Finance leases (in years)		7.4	6.2
Weighted average discount rate
Operating leases		5.4%	5.4%
Finance leases		2.7%	3.8%

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on our Condensed Consolidated Balance Sheet as of June 30, 2024:

(in thousands)	Operating	Finance
July 1, 2024 through December 31, 2024	$6,217	$1,085
2025	11,220	1,550
2026	10,367	1,086
2027	10,194	659
2028	9,985	195
Thereafter	25,769	1,881
Total undiscounted future minimum lease payments	73,752	6,456
Less: Difference between lease payments and discounted lease liabilities	12,504	172
Total lease liabilities	$61,248	$6,284

Expense under operating leases and finance leases was $9.2 million and $1.3 million, respectively, for the six months ended June 30, 2024, which included $1.0 million of variable lease costs. Expense under operating leases and finance leases was $8.2 million and $1.4 million, respectively, for the six months ended June 30, 2023, which included $0.6 million of variable lease costs. Operating lease costs and finance lease costs are included within Operating loss in the Condensed Consolidated Statement of Operations. Short-term lease costs were not material.

Supplemental cash flow information is as follows:

	For the six months ended June 30,
(in thousands)	2024	2023
Operating cash out flows from operating leases	$9,113	$7,955
Operating cash out flows from finance leases	238	206
Financing cash out flows from finance leases	1,268	1,268
Total	$10,619	$9,429

NOTE 17 SUBSEQUENT EVENTS

On July 18, 2024, the Company announced that its Board of Directors authorized the repurchase of up to $100 million of Common Stock. Under this program, OPKO may repurchase shares through various methods, including open market purchases, block trades, privately negotiated transactions, and accelerated share repurchases, as well as pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Exchange Act, and otherwise in compliance with applicable laws. The timing and volume of repurchases will depend on market conditions, the Company's capital management, investment opportunities, and other factors. The program does not obligate the Company to repurchase any specific number of shares, has no set expiration date, and may be modified, suspended, or discontinued at the Company's discretion.

On July 17, 2024, the Company completed a private offering of $250 million aggregate principal amount of senior secured notes (the “2044 Notes”), pursuant to a note purchase agreement dated July 17, 2024 (the “2044 Note Purchase Agreement), by and among the Company, certain purchasers party thereto, the Company’s wholly-owned subsidiaries OPKO Biologics and EirGen as guarantors (OBL and EirGen collectively, the “2044 Note Guarantors”), and HCR Injection SPV, LLC, as agent (“Agent”). The 2044 Notes mature on July 17, 2044 and bear interest at the 3-month Secured Overnight Financing Rate (SOFR) subject to a 4.0% per annum floor, plus 7.5% per annum. Interest is payable on the 2044 Notes on a quarterly basis determined by profit share payments received by EirGen pursuant to the profit share arrangement with Pfizer, Inc. (the “Royalty Payments”) set forth in the Restated Pfizer Agreement. In the event that the aggregate amount of the Royalty Payments received by EirGen during the quarter preceding any quarterly interest payment date are less than the accrued and unpaid interest payable on such date, the excess interest payable on such date shall be paid-in-kind and added to the outstanding principal amount of the 2044 Notes.  The Company will be required to pay the noteholders a 3% exit fee in connection with any repayment in full of the 2044 Notes, whether at maturity or otherwise.  In addition, in the event that the Company repays the 2044 Notes in full prior to the maturity date, the Company will be required to pay the noteholders a make whole payment in an amount necessary such that the noteholders shall have received aggregate payments of principal, interest and fees in respect of the 2044 Notes equal to at least 150% of the initial principal amount of the 2044 Notes, in the event that such prepayment shall occur on or prior to July 17, 2029, or 200% of the initial principal amount of the 2044 Notes, in the event that such prepayment shall occur following July 17, 2029. The Company may authorize up to an additional $50,000,000 in additional 2044 Notes to the purchasers on the same terms and conditions of the initial 2044 Notes. The 2044 Notes are secured by the Royalty Payments, and the 2044 Note Guarantors have guaranteed the obligations under the 2044 Notes by granting a security interest in certain assets of the 2044 Note Guarantors. The 2044 Note Purchase Agreement contains customary terms and covenants, including negative covenants, such as limitations on indebtedness, liens, amendments to certain material contracts and disposition of assets.

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

The Company maintains established, revenue-generating pharmaceutical platforms in Spain, Ireland, Chile, and Mexico, contributing to positive cash flow and facilitating market entry for our development pipeline. In addition to these platforms, we operate a global pharmaceutical development and commercial supply company, a global supply chain operation, and manufacture specialty active pharmaceutical ingredients (API) in Israel through our subsidiary, FineTech.

RECENT DEVELOPMENTS

$250 Million Note Purchase Agreement Secured by NGENLA’s Profit Share Payments

On July 17, 2024, the Company completed a private offering of $250 million aggregate principal amount of senior secured notes (the “2044 Notes”), pursuant to a note purchase agreement dated July 17, 2024 (the “2044 Note Purchase Agreement), by and among the Company, certain purchasers party thereto, the Company’s wholly-owned subsidiaries OPKO Biologics Limited (“OPKO Biologics”) and EirGen Pharma Ltd. (“EirGen”) as guarantors (OPKO Biologics and EirGen collectively, the “2044 Note Guarantors”), and HCR Injection SPV, LLC, as agent (“Agent”). The 2044 Notes mature on July 17, 2044 and bear interest at the 3-month Secured Overnight Financing Rate (“SOFR”) subject to a 4.0% per annum floor, plus 7.5% per annum. Interest is payable on the 2044 Notes on a quarterly basis determined by profit share payments received by EirGen pursuant to the profit share arrangement with Pfizer, Inc. (the “Royalty Payments”) set forth in the Restated Pfizer Agreement (as described in Note 4 to our Quarterly Financials). In the event that the aggregate amount of the Royalty Payments received by EirGen during the quarter preceding any quarterly interest payment date are less than the accrued and unpaid interest payable on such date, the excess interest payable on such date shall be paid-in-kind and added to the outstanding principal amount of the 2044 Notes.  The Company will be required to pay the noteholders a 3% exit fee in connection with any repayment in full of the 2044 Notes, whether at maturity or otherwise.  In addition, in the event that the Company repays the 2044 Notes in full prior to the maturity date, the Company will be required to pay the noteholders a make whole payment in an amount necessary such that the noteholders shall have received aggregate payments of principal, interest and fees in respect of the 2044 Notes equal to at least 150% of the initial principal amount of the 2044 Notes, in the event that such prepayment shall occur on or prior to July 17, 2029, or 200% of the initial principal amount of the 2044 Notes, in the event that such prepayment shall occur following July 17, 2029. The Company may authorize up to an additional $50,000,000 in additional 2044 Notes to the purchasers on the same terms and conditions of the initial 2044 Notes.

The 2044 Notes are secured by the Royalty Payments, and the 2044 Note Guarantors have guaranteed the obligations under the 2044 Notes by granting a security interest in certain assets of the 2044 Note Guarantors.

The 2044 Note Purchase Agreement contains customary terms and covenants, including negative covenants, such as limitations on indebtedness, liens, amendments to certain material contracts and disposition of assets.

Stock Repurchase Program

On July 18, 2024, our Board of Directors authorized the repurchase of up to $100 million of our Common Stock. Under this program, we may repurchase shares through various methods, including open market purchases, block trades, privately negotiated transactions and accelerated share repurchases, as well as pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Exchange Act, and otherwise in compliance with applicable laws. The timing and volume of repurchases will depend on market conditions, our capital management, investment opportunities, and other factors. The program does not obligate us to repurchase any specific number of shares, has no set expiration date, and may be modified, suspended, or discontinued at our discretion.

Proposed Sale of Select BioReference Assets

On March 27, 2024, Labcorp entered into a definitive agreement with us (the “Labcorp Asset Purchase Agreement”) to acquire select assets of BioReference (the “BioReference Transaction”). The assets contemplated by the BioReference Transaction include BioReference's laboratory testing businesses focused on clinical diagnostics, reproductive health, and women's health across the United States, excluding New York and New Jersey operations. These assets include patient service centers, specific customer contracts, and operating assets. The purchase price for the BioReference Transaction is $237.5 million. The BioReference Transaction remains subject to customary closing conditions, including applicable regulatory approvals. The Company anticipates closing the BioReference Transaction in the third quarter of 2024.

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

RESULTS OF OPERATIONS

Foreign Currency Exchange Rates

Approximately 21.7% of our revenue for the six months ended June 30, 2024, was denominated in currencies other than the U.S. Dollar (USD). This compares to 34.4% for the same period in 2023. Our financial statements are reported in USD; therefore, fluctuations in exchange rates affect the translation of foreign-denominated revenue and expenses. During the second quarter of 2024 and the year ended December 31, 2023, our most significant currency exchange rate exposures were to the Euro and the Chilean Peso. Gross accumulated currency translation adjustments, recorded as a separate component of shareholders’ equity, totaled $43.3 million and $34.6 million at June 30, 2024 and December 31, 2023, respectively.

We are subject to foreign currency transaction risk due to fluctuations in exchange rates between the time a transaction is initiated and settled. To mitigate this risk, we use foreign currency forward contracts. These contracts fix an exchange rate, allowing us to offset potential losses (or gains) caused by exchange rate changes at the settlement date. As of June 30, 2024, we held no open foreign exchange forward contracts related to inventory purchases on letters of credit. As of December 31, 2023, we held 52 open foreign exchange forward contracts related to inventory purchases on letters of credit. These contracts matured monthly through January 2024 with a total notional value of approximately $2.9 million.

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

Our consolidated (loss) income from operations for the three months ended June 30, 2024 and 2023 was as follows:

	For the three months ended June 30,
(In thousands)	2024	2023	Change	% Change
Revenues:
Revenue from services	$129,395	$127,052	$2,343	2%
Revenue from products	40,485	43,500	(3,015)	(7)%
Revenue from transfer of intellectual property and other	12,306	94,866	(82,560)	(87)%
Total revenues	182,186	265,418	(83,232)	(31)%
Costs and expenses:
Cost of revenue	130,533	138,939	(8,406)	(6)%
Selling, general and administrative	68,821	79,794	(10,973)	(14)%
Research and development	24,082	18,159	5,923	33%
Contingent consideration	—	(34)	34	100%
Amortization of intangible assets	20,420	21,535	(1,115)	(5)%
Total costs and expenses	243,856	258,393	(14,537)	(6)%
(Loss) income from operations	$(61,670)	$7,025	$(68,695)	(978)%

Diagnostics

	For the three months ended June 30,
(In thousands)	2024	2023	Change	% Change
Revenues
Revenue from services	$129,395	$127,052	$2,343	2%
Total revenues	129,395	127,052	2,343	2%
Costs and expenses:
Cost of revenue	107,078	113,027	(5,949)	(5)%
Selling, general and administrative	44,502	52,617	(8,115)	(15)%
Research and development	386	617	(231)	(37)%
Amortization of intangible assets	4,012	5,049	(1,037)	(21)%
Total costs and expenses	155,978	171,310	(15,332)	(9)%
Loss from operations	$(26,583)	$(44,258)	$17,675	40%

Revenue. Revenue from services for the three months ended June 30, 2024 increased by approximately $2.3 million, an increase of 1.8% compared to the same period in 2023. This increase was primarily driven by higher clinical test reimbursement of $3.6 million, offset by a decrease in clinical test volume of $1.3 million.

Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. For the three months ended June 30, 2024 and 2023, we recorded $1.4 million and $13.9 million, respectively, of negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods mainly due to the composition of client pay mix.

The composition of revenue from services by payor for the three months ended June 30, 2024 and 2023 was as follows:

	Three months ended June 30,
(In thousands)	2024	2023
Healthcare insurers	$78,808	$76,954
Government payers	21,234	20,923
Client payers	25,061	24,899
Patients	4,292	4,276
Total	$129,395	$127,052

Cost of revenue. Cost of revenue for the three months ended June 30, 2024 decreased $6.0 million, a decrease of 5.3% compared to the three months ended June 30, 2023. Cost of revenue decreased primarily due to a decrease in employee headcount, reflecting our continued cost-reduction initiatives implemented at BioReference, in addition to changes in the mix of testing ordered during the period.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2024 and 2023 were $44.5 million and $52.6 million, respectively, representing a decrease of 15.4% from the prior period. Selling, general and administrative expenses in our diagnostics segment decreased primarily due to continued cost-reduction initiatives implemented at BioReference.

Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Three months ended June 30,
(In thousands)	2024	2023
Research and development employee-related expenses	$331	$464
Other internal research and development expenses	55	153
Total research and development expenses	$386	$617

The decrease in research and development expenses for the three months ended June 30, 2024 as compared to 2023 was primarily due to a decrease in employee-related expenses as a result of the continued cost-reduction initiatives implemented at BioReference.

Amortization of intangible assets. Amortization of intangible assets was $4.0 million and $5.1 million, respectively, for the three months ended June 30, 2024 and 2023. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives.

Pharmaceuticals

	For the three months ended June 30,
(In thousands)	2024	2023	Change	% Change
Revenues:
Revenue from products	$40,485	$43,500	$(3,015)	(7)%
Revenue from transfer of intellectual property and other	12,306	94,866	(82,560)	(87)%
Total revenues	52,791	138,366	(85,575)	(62)%
Costs and expenses:
Cost of revenue	23,455	25,912	(2,457)	(9)%
Selling, general and administrative	14,062	14,831	(769)	(5)%
Research and development	23,686	17,540	6,146	35%
Contingent consideration	—	(34)	34	100%
Amortization of intangible assets	16,408	16,486	(78)	(0)%
Total costs and expenses	77,611	74,735	2,876	4%
(Loss) income from operations	$(24,820)	$63,631	$(88,451)	(139)%

Revenue from products. Revenue from products for the three months ended June 30, 2024 decreased $3.0 million or 6.9%, compared to the three months ended June 30, 2023. This decline was primarily driven by decreasing sales from international operations, further impacted by foreign exchange fluctuations. Additionally, revenue from the sales of Rayaldee for the three months ended June 30, 2024, was $7.2 million compared to $7.7 million in the same period in 2023.

Revenue from transfer of intellectual property and other. For the three months ended June 30, 2024, revenue from the transfer of intellectual property and other was $12.3 million compared to $94.9 million for the prior year period. This decrease was primarily due to a one-time milestone payment of $90.0 million received in the 2023 period triggered by FDA approval of NGENLA (Somatrogon). For the three months ended June 30, 2024, revenue from the transfer of intellectual property and other reflects $6.3 million in gross profit share and royalty payments for NGENLA (Somatrogon) and Pfizer's Genotropin® (Somatropin), compared with $3.8 million of such payments received in the same period in 2023. Furthermore, revenue for the three months ended June 30, 2024 included $5.0 million from the BARDA Contract (as defined and described in Note 14 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q (our “Quarterly Financials”)).

Cost of revenue. Cost of revenue for the three months ended June 30, 2024 decreased $2.5 million, a decrease of 9.5%, compared to the three months ended June 30, 2023. This decrease was primarily due to favorable foreign exchange fluctuations of approximately $2.1 million. However, the positive impact of these fluctuations was offset by an increase in cost of sales, driven by changes in product mix to meet increased demand during the 2024 period.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2024 and 2023 were $14.1 million and $14.8 million, respectively, a decrease of 5.2% from the prior year period. This decrease was due to lower employee-related costs and favorable foreign exchange fluctuations of approximately $0.4 million in our international operations.

Research and development expenses. Research and development expenses for the three months ended June 30, 2024 and 2023 were $23.7 million and $17.5 million, respectively, an increase of 35.0% from the prior year period. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Three months ended June 30,
(In thousands)	2024	2023
External expenses:
Manufacturing expense for biological products	$8,307	$3,006
Phase 3 studies	141	1,186
Post-marketing studies	145	29
Earlier-stage programs	8,496	11,925
Research and development employee-related expenses	9,174	8,955
Other internal research and development expenses	1,897	1,052
Third-party grants and funding from collaboration agreements	(4,474)	(8,613)
Total research and development expenses	$23,686	$17,540

Research and development expenses for the three months ended June 30, 2024 increased primarily due to research expenses at ModeX, driven by growth in our early-stage programs. This was partially offset by a reduction in costs associated with Somatrogon (hGH-CTP) following the conclusion of open-label extension studies in countries where the drug has received marketing authorization.

Contingent consideration. Contingent consideration for the three months ended June 30, 2024 was zero, as compared to $34.0 thousand reversal of expense for the three months ended June 30, 2024. Contingent consideration for the three months ended June 30, 2023 was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal, and potential amounts payable to former stockholders of OPKO Renal in connection therewith, pursuant to our acquisition agreement in 2013.

Amortization of intangible assets. Amortization of intangible assets was $16.4 million and $16.5 million, respectively, for the three months ended June 30, 2024 and 2023. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years.

Corporate

	For the three months ended June 30,
(In thousands)	2024	2023	Change	% Change
Costs and expenses:
Selling, general and administrative	$10,257	$12,346	$(2,089)	(17)%
Research and development	10	2	8	400%
Total costs and expenses	10,267	12,348	(2,081)	(17)%
Loss from operations	$(10,267)	$(12,348)	$2,081	17%

Operating loss for our unallocated corporate operations for the three months ended June 30, 2024 and 2023 was $10.3 million and $12.4 million, respectively, and principally reflect general and administrative expenses incurred in connection with our corporate operations. The decrease in operating loss for our unallocated corporate operations was primarily due to a decrease in employee-related expenses.

Other

Interest income. Interest income for the three months ended June 30, 2024 and 2023 was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.

Interest expense. Interest expense increased to $8.2 million for the three months ended June 30, 2024, compared to $3.3 million in the same period of 2023. This increase was primarily driven by $4.7 million of interest incurred on the 2029 Convertible Notes (as defined below), including interest incurred and amortization of deferred financing costs, partially offset by the extinguishment of our outstanding 2023 Convertible Notes in connection with their exchange for 2029 Convertible Notes and the repurchase of approximately $144.4 million aggregate principal amount of the 2025 Notes a portion of the net proceeds from the issuance of the 2029 Convertible Notes.

Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the three months ended June 30, 2024 and 2023, was $1.0 thousand and $142.0 thousand of expense, respectively. Derivative expense was principally related to the change in fair value on the 2029 Convertible Notes and on foreign currency forward exchange contracts at OPKO Chile.

Other income (expense), net. Other income (expense), net for the three months ended June 30, 2024, resulted in $58.9 million of income compared to $21.4 million of expense for the 2023 period. Other income (expense), net for the three months ended June 30, 2024 and 2023 included $60.5 million of income and $19.9 million of expense, respectively, as a result of the change in the fair value of our investment in GeneDx Holdings (as defined in Note 6 to our Quarterly Financials). Furthermore, a foreign currency loss of $1.3 million was recorded for the 2024 period, compared with a $0.9 million of income in the 2023 period.

Income tax (benefit) provision. Our income tax (benefit) provision for the three months ended June 30, 2024 and 2023 was a $0.3 million benefit and a $3.2 million provision, respectively. For the three months ended June 30, 2024 and 2023, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions and operating results in tax jurisdictions which do not result in a tax benefit.

Loss from investments in investees. We have invested in certain early-stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as an equityholder. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses Loss from investments in investees was $1.0 thousand and $42.0 thousand for the three months ended June 30, 2024 and 2023, respectively.

FOR THE six months ended June 30, 2024 and 2023

Our consolidated loss from operations for the six months ended June 30, 2024 and 2023 was as follows:

	For the six months ended June 30,
(In thousands)	2024	2023	Change	% Change
Revenues:
Revenue from services	$256,286	$259,420	$(3,134)	(1)%
Revenue from products	78,532	83,883	(5,351)	(6)%
Revenue from transfer of intellectual property and other	21,054	159,692	(138,638)	(87)%
Total revenues	355,872	502,995	(147,123)	(29)%
Costs and expenses:
Cost of revenue	262,151	277,253	(15,102)	(5)%
Selling, general and administrative	138,988	155,436	(16,448)	(11)%
Research and development	46,020	50,764	(4,744)	(9)%
Contingent consideration	—	102	(102)	(100)%
Amortization of intangible assets	41,856	43,009	(1,153)	(3)%
Total costs and expenses	489,015	526,564	(37,549)	(7)%
Loss from operations	$(133,143)	$(23,569)	$(109,574)	(465)%

Diagnostics

	For the six months ended June 30,
(In thousands)	2024	2023	Change	% Change
Revenues
Revenue from services	$256,286	$259,420	$(3,134)	(1)%
Total revenues	256,286	259,420	(3,134)	(1)%
Costs and expenses:
Cost of revenue	216,952	227,088	(10,136)	(4)%
Selling, general and administrative	90,262	105,193	(14,931)	(14)%
Research and development	1,052	1,306	(254)	(19)%
Amortization of intangible assets	9,005	10,097	(1,092)	(11)%
Total costs and expenses	317,271	343,684	(26,413)	(8)%
loss from operations	$(60,985)	$(84,264)	$23,279	28%

Revenue. Revenue from services for the six months ended June 30, 2024 decreased by approximately $3.1 million, a decrease of 1.2% compared to the six months ended June 30, 2023. This decrease reflects the combined impact of changes in clinical test reimbursement rates, volumes, and mix.

Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. For the six months ended June 30, 2024 and 2023, we recorded $0.9 million and $18.7 million, respectively, of negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods mainly due to the composition of patient pay mix.

The composition of revenue from services by payor for the six months ended June 30, 2024 and 2023 was as follows:

	Six months ended June 30,
(In thousands)	2024	2023
Healthcare insurers	$153,416	$157,365
Government payers	43,193	41,267
Client payers	50,749	52,443
Patients	8,928	8,345
Total	$256,286	$259,420

Cost of revenue. Cost of revenue for the six months ended June 30, 2024 decreased $10.1 million, a decrease of 4.5% compared to the six months ended June 30, 2023. Cost of revenue decreased primarily due to a decrease in employee headcount, reflecting our continued cost-reduction initiatives implemented at BioReference, in addition to changes in the mix of testing ordered during the period.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2024 and 2023 were $90.3 million and $105.2 million, respectively, representing a decrease of 14.2% from the prior period. Selling, general and administrative expenses in our diagnostics segment decreased primarily due to continued cost-reduction initiatives implemented at BioReference.

Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Six months ended June 30,
	2024	2023
Research and development employee-related expenses	$674	$826
Other internal research and development expenses	378	480
Total research and development expenses	$1,052	$1,306

The decrease in research and development expenses for the six months ended June 30, 2024 was primarily due to a decrease in employee-related expenses as a result of the continued cost-reduction initiatives implemented at BioReference.

Amortization of intangible assets. Amortization of intangible assets was $9.0 million and $10.1 million, respectively, for the six months ended June 30, 2024 and 2023. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives.

Pharmaceuticals

	For the six months ended June 30,
(In thousands)	2024	2023	Change	% Change
Revenues:
Revenue from products	$78,532	$83,883	$(5,351)	(6)%
Revenue from transfer of intellectual property and other	21,054	159,692	(138,638)	(87)%
Total revenues	99,586	243,575	(143,989)	(59)%
Costs and expenses:
Cost of revenue	45,199	50,165	(4,966)	(10)%
Selling, general and administrative	29,103	28,392	711	3%
Research and development	44,933	49,419	(4,486)	(9)%
Contingent consideration	—	102	(102)	(100)%
Amortization of intangible assets	32,851	32,912	(61)	(0)%
Total costs and expenses	152,086	160,990	(8,904)	(6)%
(Loss) income from operations	$(52,500)	$82,585	$(135,085)	(164)%

Revenue from products. Revenue from products for six months ended June 30, 2024 decreased $5.4 million or 6.4%, compared to the six months ended June 30, 2023. This decline was primarily due to foreign exchange fluctuations of approximately $4.5 million and by decreasing sales from our international operations. Additionally, revenue from sales of Rayaldee for the six months ended June 30, 2024, was $14.1 million compared to the $14.4 million recorded in the same period in 2023.

Revenue from transfer of intellectual property and other. For the six months ended June 30, 2024, revenue from the transfer of intellectual property and other was $21.1 million compared to $159.7 million for the prior period. This decrease was primarily due to one-time milestone payments received in 2023, including a $90.0 million payment triggered by the FDA approval of NGENLA (Somatrogon), a $50.0 million payment from Merck for rights granted under the Merck Agreement (as defined and described in Note 14 to our Quarterly Financials), a $7.0 million payment from VFMCRP triggered by the German price approval for Rayaldee (as described in Note 14 to our Quarterly Financials) and a $2.5 million payment from Nicoya due to Nicoya’s submission of the investigational new drug application to China's Center for Drug Evaluation pursuant to the Nicoya Agreement (as described in Note 14 to our Quarterly Financials). For the six months ended June 30, 2024, revenue from the transfer of intellectual property and other reflects $11.9 million in gross profit share and royalty payments for NGENLA (Somatrogon) and Pfizer's Genotropin® (Somatropin), compared with $6.9 million received in the same period in 2023. Furthermore, revenue for the six months ended June 30, 2024 included $7.2 million from the BARDA Contract (as defined and described in Note 14 to our Quarterly Financials).

Cost of revenue. Cost of revenue for the six months ended June 30, 2024 decreased $5.0 million, a decrease of 9.9% compared to the six months ended June 30, 2023 which was primarily driven by favorable foreign exchange fluctuations of $3.7 million and as a result of changes in product mix during the 2024 period.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2024 and 2023 were $29.1 million and $28.4 million, respectively, an increase of 2.5% from the prior year period. The increase in selling, general and administrative expenses was due to higher employee-related and professional expenses related to our international operations.

Research and development expenses. Research and development expenses for the six months ended June 30, 2024 and 2023 were $44.9 million and $49.4 million, respectively, a decrease of 9.1% from the prior year period. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Six months ended June 30,
(In thousands)	2024	2023
External expenses:
Manufacturing expense for biological products	$13,235	$5,979
Phase III studies	648	3,127
Post-marketing studies	288	159
Earlier-stage programs	18,023	30,075
Research and development employee-related expenses	17,855	16,762
Other internal research and development expenses	3,938	2,003
Third-party grants and funding from collaboration agreements	(9,055)	(8,686)
Total research and development expenses	$44,933	$49,419

Research and development expenses for the six months ended June 30, 2024, decreased primarily due to a one-time payment to Sanofi of $12.5 million pursuant to the Sanofi In-License Agreement, which was made in 2023 as a result of the Merck Agreement. Costs related to Somatrogon (hGH-CTP) decreased following the closure of open-label extension studies in countries where it has received marketing authorization. This decrease was partially offset by increased BARDA spending of $7.2 million of increased BARDA spending and higher employee related expenses during the 2024 period.

Contingent consideration. Contingent consideration for the six months ended June 30, 2024 was zero, as compared to a  $0.1 million reversal of expense for the six months ended June 30, 2024. Contingent consideration for the six months ended June 30, 2023 was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal, and potential amounts payable to former stockholders of OPKO Renal in connection therewith, pursuant to our acquisition agreement in 2013.

Amortization of intangible assets. Amortization of intangible assets was $32.9 million for both for the six months ended June 30, 2024 and 2023. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years.

Corporate

	For the six months ended June 30,
(In thousands)	2024	2023	Change	% Change
Costs and expenses:
Selling, general and administrative	$19,623	$21,851	$(2,228)	(10)%
Research and development	35	39	(4)	(10)%
Total costs and expenses	19,658	21,890	(2,232)	(10)%
Loss from operations	$(19,658)	$(21,890)	$2,232	10%

Operating loss for our unallocated corporate operations for the six months ended June 30, 2024 and 2023 was $19.7 million and $21.9 million, respectively, and principally reflect general and administrative expenses incurred in connection with our corporate operations. The decrease in operating loss for our unallocated corporate operations was primarily due to a decrease in employee-related expenses.

Other

Interest income. Interest income for the six months ended June 30, 2024 and 2023 was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.

Interest expense. Interest expense increased to $15.9 million for the six months ended June 30, 2024, compared to $6.7 million in the same period of 2023. This increase was primarily driven by $9.0 million of interest incurred on the 2029 Convertible Notes including interest incurred, amortization of deferred financing costs, and embedded derivatives, partially offset by the extinguishment of our outstanding 2023 Convertible Notes in connection with their exchange for 2029 Convertible Notes and the repurchase of approximately $144.4 million aggregate principal amount of the 2025 Notes with certain of the net proceeds from the issuance of the 2029 Convertible Notes.

Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the six months ended June 30, 2024 and 2023, was $26.2 million and $0.9 million of expense, respectively. Derivative expense was principally related to the change in fair value on the 2029 Convertible Notes and on foreign currency forward exchange contracts at OPKO Chile.

Other income (expense), net. Other income (expense), net for the six months ended June 30, 2024, resulted in $80.2 million of income, compared to $4.4 million of expense for the 2023 period. Other income (expense), net for the six months ended June 30, 2024 and 2023, included $83.2 million of income and $11.6 million of expense, respectively, as a result of the change in the fair value of our investment in GeneDx Holdings (as defined in Note 6 to our Quarterly Financials). Furthermore, the six months ended June 30, 2023, reflected an $8.5 million of income due to GeneDx Holdings reaching specific revenue targets for the fiscal year ending December 31, 2022. Finally, a foreign currency loss of $4.0 million was recorded for the 2024 period, compared with a $2.0 million gain in the 2023 period.

Income tax (benefit) provision. Our income tax (benefit) provision for the six months ended June 30, 2024 and 2023 was a $1.6 million benefit and $4.4 million provision, respectively. For the six months ended June 30, 2024 and 2023, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, the impact of the payments under Merck Agreement, and operating results in tax jurisdictions which do not result in a tax benefit.

Loss from investments in investees. We have invested in certain early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as an equityholder. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses. Loss from investments in investees was $3.0 thousand and $79.0 thousand for the six months ended June 30, 2024 and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2024, we had cash and cash equivalents of approximately $40.6 million. Cash used in operations of $62.0 million for the six months ended June 30, 2024 principally reflected general and administrative expenses related to our corporate operations, research and development activities, partially offset by the change in fair value of our equity securities. Cash used in investing activities of $11.6 million for the six months ended June 30, 2024 primarily reflected capital expenditures. Cash provided by financing activities for the six months ended June 30, 2024 of $18.5 million primarily reflected net borrowings on our lines of credit, the issuance of our 2029 Convertible Notes, the redemption of the 2025 Notes, and repurchase of shares of our Common Stock. We have historically not generated sustained positive cash flow sufficient to offset our operating and other expenses, and our primary sources of cash have been from the public and private placement of equity and debt, as well as credit facilities available to us.

On July 17, 2024, we completed a private offering of $250 million aggregate principal amount of the 2044 Notes in accordance with the terms of the 2044 Note Purchase Agreement. The 2044 Notes are secured by the Company’s profit share payments from Pfizer, received under the Restated Pfizer Agreement. The 2044 Notes bear interest at the 3-month SOFR plus 7.5%, subject to a minimum interest rate of 4.0% per annum. The 2044 Notes mature in July 2044, with interest-only payments required for the first four years.

In March 2024, the Company and Labcorp entered into the Labcorp Asset Purchase Agreement, pursuant to which Labcorp agreed to acquire select assets of BioReference. The purchase price for the BioReference Transaction was $237.5 million, subject to adjustments. We anticipate closing the BioReference Transaction in the third quarter of 2024.  The BioReference Transaction met the held-for-sale accounting criteria and the related assets and liabilities are classified as held for sale in our condensed consolidated balance sheet.

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

Additionally, the Company issued and sold approximately $71.1 million aggregate principal amount of 3.75% Convertible Senior Notes due 2029 (the “2029 Convertible Affiliate Notes” and, together with the 2029 Convertible 144A Notes, the “2029 Convertible Notes”) pursuant to the terms of a note purchase agreement entered into on January 4, 2024 (the “Affiliate Note Purchase Agreement”) by and among the Company and certain investors including, Frost Gamma Investments Trust, a trust controlled by Phillip Frost, M.D., our Chairman and Chief Executive Officer, and Jane H. Hsiao, Ph.D., MBA, our Vice-Chairman and Chief Technical Officer (collectively, the “Affiliate Purchasers”). Pursuant to the Affiliate Note Purchase Agreement, the Company issued and sold the 2029 Convertible Affiliate Notes to the Affiliate Purchasers in exchange for $55.0 million aggregate principal amount of 2023 Convertible Notes, held by the Affiliate Purchasers, together with approximately $16.1 million of accrued but unpaid interest thereon. Following such exchange, no 2023 Convertible Notes remained outstanding.

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

The conversion rate is initially equal to 869.5652 shares of Common Stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $1.15 per share of Common Stock). The conversion rate for the 2029 Convertible Notes is subject to adjustment upon the occurrence of certain events but will not be adjusted for any accrued and unpaid interest.

On September 28, 2023, ModeX was awarded a BARDA Contract by BARDA, part of the Administration for Strategic Preparedness and Response at the U.S. Department of Health and Human Services, to advance a platform and specific candidates designed to address a range of public health threats in viral infectious diseases. Pursuant to the BARDA Contract, we will receive $59.0 million over a five-year period through February 2028 for the development, manufacturing, and execution of a Phase 1 clinical trial for a next-generation MSTAR multispecific antibody with broad neutralizing activity against known variants of SARS-CoV-2. We are eligible to receive up to an additional $109.6 million from BARDA upon achieving particular milestones to develop multispecific antibodies targeting other viral pathogens such as influenza. As of June 30, 2024, the aggregate amount remaining to be funded by BARDA, subject to performance obligations and excluding unexercised contract options, was $50.6 million.

On March 8, 2023, ModeX, the Company (with respect to certain sections), and Merck entered into the Merck Agreement pursuant to which Merck obtained a license to certain patent rights and know-how in connection with the development of ModeX’s preclinical nanoparticle vaccine candidate targeting the Epstein -Barr Virus.

ModeX and Merck have established a strategic collaboration with a detailed research plan to guide the development of such a vaccine or related product. This plan includes the creation of a joint steering committee and the potential use of third-party contract development and manufacturing organization carry out such activities unless otherwise agreed. Merck will reimburse ModeX for development costs incurred as part of this research plan. To date, we have incurred $23.3 million of development costs related to the Epstein -Barr Virus, for which Merck has provided reimbursement in full.

As of June 30, 2024, the total commitments under our amended and restated credit agreement, dated August 30, 2021 (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“CB”) and our lines of credit with financial institutions in Chile and Spain were $38.5 million, of which $20.5 million was drawn as of June 30, 2024. On June 30, 2024, the weighted average interest rate on these lines of credit was approximately 7.5%. These lines of credit are short-term and are used primarily as a source of working capital. The highest aggregate principal balance at any time outstanding during the six months ended June 30, 2024 was $23.6 million. We intend to continue to draw under these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.

The Credit Agreement provides for a $50.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. The Credit Agreement matures on August 30, 2025 and is guaranteed by all of BioReference’s domestic subsidiaries, subject to certain exceptions. The Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, subject to certain exceptions, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base composed of eligible accounts receivable of BioReference and certain of its subsidiaries, as specified therein. As of June 30, 2024, $8.6 million remained available for borrowing under the Credit Agreement.

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

On July 18, 2024, our Board of Directors authorized the repurchase of up to $100 million of our Common Stock. Under this program, we may repurchase shares through various methods, including open market purchases, block trades, privately negotiated transactions and accelerated share repurchases, as well as pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Exchange Act, and otherwise in compliance with applicable laws. The timing and volume of repurchases will depend on market conditions, our capital management, investment opportunities, and other factors. The program does not obligate us to repurchase any specific number of shares, has no set expiration date, and may be modified, suspended, or discontinued at our discretion.

We believe that the cash and cash equivalents on hand at June 30, 2024, the amounts recieved from the sale of the 2044 Notes and the amounts we expect to receive upon closing of the BioReference Transaction, are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements, and the timing of those requirements, will depend on a number of factors, including the approval and success of our products and products in development, particularly our long acting Somatrogon (hGH-CTP) for which we have received approval in over 50 markets, including the United States, Europe, Japan, Australia and Canada, the commercial success of Rayaldee, BioReference’s financial performance, possible acquisitions and dispositions (including the BioReference Transaction), the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and results of government investigations, payor claims, existing legal proceedings (including the ITA litigation) and those that may arise in the future. We have historically not generated sustained positive cash flow and if we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions or reduce our marketing or sales efforts or cease operations.

The following table provides information as of June 30, 2024, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations	Remaining six months ending
(In thousands)	December 31, 2024	2025	2026	2027	2028	Thereafter	Total
Open purchase orders	$40,408	$4,959	$415	$—	$—	$—	$45,782
Operating leases	6,166	10,715	9,384	8,733	8,110	18,140	61,248
Finance leases	973	1,501	1,076	658	195	1,881	6,284
2029, 2025 and 2023 Convertible Notes	—	170	—	—	—	175,942	176,112
Mortgages and other debts payable	156	306	298	291	284	3,146	4,481
Lines of credit	12	10	—	—	—	—	22
Interest commitments	5,764	11,575	11,445	11,438	11,431	929	52,582
Total	$53,479	$29,236	$22,618	$21,120	$20,020	$200,038	$346,511

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no material changes to our critical accounting policies and estimates described in our Form 10-K that have had a material impact on our Quarterly Financials and related notes.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting standards yet to be adopted.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (i) specific categories in the rate reconciliation, (ii) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (iii) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. The ASU is effective for fiscal years beginning after December 15, 2024 with updates to be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

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

Foreign Currency Exchange Rate Risk – We operate globally, and we are subject to foreign exchange risk in our commercial operations as portions of our revenues are exposed to changes in foreign currency exchange rates, primarily those for the Chilean Peso and the Euro.

From time to time, we manage our exposure to fluctuations in foreign currency exchange rates through the use of foreign exchange forward contracts. Certain firmly committed transactions may be hedged with foreign exchange forward contracts. As exchange rates fluctuate, gains and losses on the exposed transactions are partially offset by gains and losses related to the hedging contracts. Both the exposed transactions and the hedging contracts are translated and fair valued, respectively, at current spot rates, with gains and losses included in earnings. We do not enter into foreign exchange or other derivative contracts for trading or speculative purposes.

Our derivative activities, which consist of foreign exchange forward contracts, are intended to economically hedge forecasted cash flows that are exposed to foreign currency risk. The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ respective maturity dates. As exchange rates change, gains and losses on these contracts are generated based on the change in the exchange rates that are recognized in the Condensed Consolidated Statements of Operations and offset the impact of the change in exchange rates on the foreign currency cash flows that are hedged. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, our results of operations could be negatively impacted due to effectively unhedged currency related fluctuations. Our foreign exchange forward contracts primarily hedge exchange rates on the Chilean Peso to the U.S. dollar. If Chilean Pesos were to strengthen or weaken in relation to the U.S. dollar, our loss or gain on hedged foreign currency cash-flows would be offset by the derivative contracts, with a net effect of zero.

Approximately 21.7% of our revenue for the six months ended June 30, 2024 was denominated in currencies other than the U.S. Dollar (USD). This compares to 34.4% for the same period in 2023. Our financial statements are reported in USD; therefore, fluctuations in exchange rates affect the translation of foreign-denominated revenue and expenses. In the first six months of 2024 and for the year ended December 31, 2023, our most significant currency exchange rate exposures were to the Euro and the Chilean Peso. Gross accumulated currency translation adjustments, recorded as a separate component of shareholders’ equity, totaled $43.3 million and 34.6 million at June 30, 2024 and December 31, 2023, respectively. For information on such open foreign exchange forward contracts for the six months ended June 30, 2024 and 2023 see “Management’s Discussion and Analysis—Results of Operations— Foreign Currency Exchange Rates.”

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

At June 30, 2024, we had cash and cash equivalents of $40.6 million. The weighted average interest rate related to our cash and cash equivalents for the six months ended June 30, 2024 was approximately 4.1%. As of June 30, 2024, the principal outstanding balances under the Credit Agreement with CB and our Chilean and Spanish lines of credit was $20.5 million in the aggregate at a weighted average interest rate of approximately 7.5%.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes to the Company’s Internal Control Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period covered by this Quarterly Report on Form 10-Q, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 other than as set forth below.

As previously reported, the Company received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice (“DOJ”), Washington, DC on March 1, 2019. The CID sets forth document requests and interrogatories in connection with allegations that the Company and certain of its affiliates violated the False Claims Act and/or the Anti-Kickback Statute. On January 13, 2022, the Federal Government notified the U.S.D.C., Middle District Florida, Jacksonville Division, that it declined to intervene in the matter but retained the right, via the Attorney General, to consent to any proposed dismissal of the action by the Court. On February 9, 2022, the States of Florida, and Georgia, and the Commonwealth of Massachusetts notified the U.S.D.C., Middle District Florida, Jacksonville Division, that they declined to intervene in the matter. Notwithstanding the above declinations, on February 17, 2022, the Company was served with the Relator’s Summons and Complaint (“Complaint”), which had been previously sealed. The Complaint alleges violations of the False Claims Act, the California Fraud Preventions Act, the Florida False Claims Act, the Massachusetts False Claims Act, the Georgia False Medicaid Claims Act, and illegal kickbacks. A motion to dismiss the Complaint was filed on April 25, 2022, and the case was dismissed in March 2023. However, the Relator filed an amended complaint in April 2023, which was subsequently dismissed, and a seconded amended complaint which was also dismissed in January 2024. Relator has since filed an appeal with the U.S. Eleventh Circuit Court of Appeals following a failed mediation in April 2024.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended June 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit 10.1*+	Note Purchase Agreement dated July 17, 2024 by and among the Company, certain purchasers party thereto, OPKO Biologics Limited, Eirgen Pharma Ltd. and HCR Injection SPV, LLC as agent.
Exhibit 10.2*	Form of Note dated July 17, 2024
Exhibit 31.1*

Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2024.

Exhibit 31.2*

Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2024.

Exhibit 32.1*

Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2024.

Exhibit 32.2*

Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2024.

Exhibit 101.INS	Inline XBRL Instance Document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith.
+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K, portions of this exhibit have been omitted because the Company customarily and actually treats the omitted portions as private or confidential, and such portions are not material. The Company will supplementally provide a copy of an unredacted copy of this exhibit to the U.S. Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2024	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President and Chief Financial
Officer