Form 10-Q
period 2024-09-30
OPKO HEALTH, INC.
filed 2024-11-07
CIK 944809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024.

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

As of November 1, 2024, the registrant had 682,483,029 shares of Common Stock outstanding.

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

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash, cash equivalents and current restricted cash	$406,400	$95,881
Accounts receivable, net	106,579	123,379
Inventory, net	59,408	65,697
Other current assets and prepaid expenses	57,249	24,519
Total current assets	629,636	309,476
Property, plant and equipment, net	72,271	75,429
Intangible assets, net	641,396	740,283
In-process research and development	195,000	195,000
Goodwill	535,868	598,260
Investments	100,609	16,082
Operating lease right-of-use assets	62,812	68,088
Other assets	18,511	9,080
Total assets	$2,256,103	$2,011,698
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$62,721	$69,677
Accrued expenses	122,806	90,086
Current maturities of operating leases	12,741	12,996
Current portion of convertible notes	170	—
Current portion of lines of credit and notes payable	13,222	27,293
Total current liabilities	211,660	200,052
Operating lease liabilities	52,057	54,140
Long term portion of convertible notes	178,695	214,325
Senior secured notes	245,358	—
Deferred tax liabilities	128,412	126,773
Other long-term liabilities, principally contract liabilities, contingent consideration and lines of credit	36,504	27,189
Total long-term liabilities	641,026	422,427
Total liabilities	852,686	622,479
Equity:
Common Stock - $0.01 par value, 1,250,000,000 shares authorized; 712,283,206 and 781,936,885 shares issued at September 30, 2024 and December 31, 2023, respectively	7,124	7,820
Treasury Stock - 29,800,177, and 8,655,082 shares at September 30, 2024 and December 31, 2023, respectively	(1,791)	(1,791)
Additional paid-in capital	3,516,735	3,433,006
Accumulated other comprehensive loss	(39,614)	(38,030)
Accumulated deficit	(2,079,037)	(2,011,786)
Total shareholders’ equity	1,403,417	1,389,219
Total liabilities and equity	$2,256,103	$2,011,698

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenues:
Revenue from services	$121,271	$131,679	$377,557	$391,100
Revenue from products	39,143	40,670	117,675	124,553
Revenue from transfer of intellectual property and other	13,218	6,246	34,272	165,938
Total revenues	173,632	178,595	529,504	681,591
Costs and expenses:
Cost of service revenue	108,847	106,375	325,798	333,460
Cost of product revenue	24,656	24,543	69,855	74,711
Selling, general and administrative	98,203	72,240	237,191	227,676
Research and development	28,770	19,435	74,789	70,199
Contingent consideration	—	(1,125)	—	(1,023)
Amortization of intangible assets	20,433	21,534	62,290	64,543
Gain on sale of assets	(121,493)	—	(121,493)	—
Total costs and expenses	159,416	243,002	648,430	769,566
Operating income (loss)	14,216	(64,407)	(118,926)	(87,975)
Other income and (expense), net:
Interest income	2,928	970	4,132	3,077
Interest expense	(17,359)	(3,384)	(33,225)	(10,053)
Fair value changes of derivative instruments, net	(1)	88	(26,161)	(829)
Other income (expense), net	48,636	(11,645)	128,834	(16,045)
Other income (expense), net	34,204	(13,971)	73,580	(23,850)
Income (loss) before income taxes and investment losses	48,420	(78,378)	(45,346)	(111,825)
Income tax provision	(23,527)	(6,075)	(21,898)	(10,456)
Net income (loss) before investment losses	24,893	(84,453)	(67,244)	(122,281)
Loss from investments in investees	(3)	(20)	(7)	(99)
Net income (loss)	$24,890	$(84,473)	$(67,251)	$(122,380)
Income (loss) per share:
Income (loss) per share, basic	$0.04	$(0.11)	$(0.10)	$(0.16)
Income (loss) per share, diluted	$0.03	$(0.11)	$(0.10)	$(0.16)
Weighted average common shares outstanding, basic	694,622,466	751,525,007	699,675,944	751,716,692
Weighted average common shares outstanding, diluted	998,363,636	751,525,007	699,675,944	751,716,692

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net income (loss)	$24,890	$(84,473)	$(67,251)	$(122,380)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	7,038	(9,554)	(1,585)	(3,173)
Comprehensive income (loss)	$31,928	$(94,027)	$(68,836)	$(125,553)

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands, except share data)

For the three and nine months ended September 30, 2024

						Accumulated
					Additional	Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at June 30, 2024	727,176,232	$7,273	(29,799,907)	$(1,791)	$3,540,414	$(46,652)	$(2,103,927)	$1,395,317
Equity-based compensation expense	—	—	—	—	2,784	—	—	2,784
Repurchase of 2029 Convertible Notes	—	—	—	—	(2,853)	—	—	(2,853)
Share repurchase	(14,893,026)	(149)	—	—	(23,610)	—	—	(23,759)
Net income	—	—	—	—	—	—	24,890	24,890
Other comprehensive income	—	—	—	—	—	7,038	—	7,038
Balance at September 30, 2024	712,283,206	$7,124	(29,799,907)	$(1,791)	$3,516,735	$(39,614)	$(2,079,037)	$1,403,417

						Accumulated
					Additional	Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at December 31, 2023	781,936,885	$7,820	(8,655,082)	$(1,791)	$3,433,006	$(38,030)	$(2,011,786)	$1,389,219
Equity-based compensation expense	—	—	—	—	7,983	—	—	7,983
Exercise of common stock options and warrants	384,378	4	—	—	(212)	—	—	(208)
2025 Notes	—	—	(21,144,825)	—	—	—	—	—
2029 Convertible Notes	—	—	—	—	151,870	—	—	151,870
Repurchase of 2029 Convertible Notes	—	—	—	—	(2,853)	—	—	(2,853)
Share repurchase	(70,038,057)	(700)	—	—	(73,059)	—	—	(73,759)
Net loss	—	—	—	—	—	—	(67,251)	(67,251)
Other comprehensive loss	—	—	—	—	—	(1,584)	—	(1,584)
Balance at September 30, 2024	712,283,206	$7,124	(29,799,907)	$(1,791)	$3,516,735	$(39,614)	$(2,079,037)	$1,403,417

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands, except share data)

For the three and nine months ended September 30, 2023

						Accumulated
					Additional	Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at June 30, 2023	781,693,135	$7,817	(8,655,082)	$(1,791)	$3,427,094	$(36,942)	$(1,860,830)	$1,535,348
Equity-based compensation expense	—	—	—	—	3,218	—	—	3,218
Exercise of common stock options and warrants	18,750	—	—	—	28	—	—	28
Net loss	—	—	—	—	—	—	(84,473)	(84,473)
Other comprehensive loss	—	—	—	—	—	(9,553)	—	(9,553)
Balance at September 30, 2023	781,711,885	$7,817	(8,655,082)	$(1,791)	$3,430,340	$(46,495)	$(1,945,303)	$1,444,568

						Accumulated
					Additional	Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at December 31, 2022	781,306,164	$7,813	(8,655,082)	$(1,791)	$3,421,872	$(43,323)	$(1,822,923)	$1,561,648
Equity-based compensation expense	—	—	—	—	8,745	—	—	8,745
Exercise of common stock options and warrants	405,721	4	—	—	(277)	—	—	(273)
Net loss	—	—	—	—	—	—	(122,380)	(122,380)
Other comprehensive loss	—	—	—	—	—	(3,172)	—	(3,172)
Balance at September 30, 2023	781,711,885	$7,817	(8,655,082)	$(1,791)	$3,430,340	$(46,495)	$(1,945,303)	$1,444,568

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(67,251)	$(122,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,137	79,315
Non-cash interest	12,753	2,057
Amortization of deferred financing costs	1,328	908
Losses from investments in investees	7	99
Equity-based compensation – employees and non-employees	7,983	8,746
Realized loss (gain) on disposal of fixed assets and sales of equity securities	(9,489)	1,444
Change in fair value of equity securities and derivative instruments	(94,626)	14,406
Loss on conversion convertible senior notes	725	—
Change in fair value of contingent consideration	—	(1,023)
Deferred income tax (benefit) provision	7,695	7,307
Gain on sale of assets	(121,493)	—
Changes in assets and liabilities:
Accounts receivable, net	15,680	8,741
Inventory, net	6,452	4,082
Other current assets and prepaid expenses	(8,395)	10,220
Other assets	564	(2,666)
Accounts payable	(6,527)	191
Foreign currency measurement	(3,575)	24
Accrued expenses and other liabilities	44,952	(1,374)
Net cash (used in) provided by operating activities	(139,080)	10,097
Cash flows from investing activities:
Investments in investees	—	(5,000)
Proceeds from sale of equity securities	46,731	364
Purchase of marketable securities	(1,454)	—
Proceeds from the sale of property, plant and equipment	169	1,109
Capital expenditures	(19,597)	(13,253)
Proceeds from LabCorp Sale	210,378	—
Net cash provided by (used in) investing activities	236,227	(16,780)
Cash flows from financing activities:
Issuance of 3.00% convertible senior notes, net (including related parties)	230,000	—
Issuance of 2044 Notes	250,000	—
Debt issuance costs	(13,385)	—
Share repurchase	(73,759)	—
Proceeds from the exercise of common stock options	(208)	(273)
Repurchase of 2029 Convertible Notes	(4,881)	—
Borrowings on lines of credit	448,459	515,318
Repayments of lines of credit	(465,301)	(519,597)
Redemption of 2025 Notes and 2033 Senior Notes	(146,287)	(3,000)
Net cash provided by (used in) financing activities	224,638	(7,552)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,399	(335)
Net decrease in cash, cash equivalents and restricted cash	324,184	(14,570)
Cash, cash equivalents and restricted cash at beginning of period	95,881	153,191
Cash, cash equivalents and restricted cash at end of period	$420,065	$138,621
SUPPLEMENTAL INFORMATION:
Interest paid	$12,982	$10,748
Income taxes paid, net of refunds	$3,801	$(823)
Assets acquired by finance leases	$—	$713
Operating lease right-of-use assets in exchange for lease obligations	$—	$5,966
Non-cash financing:
Shares issued upon the conversion of:
Common stock options, warrants, and restricted stock units surrendered in net exercise	$208	$301
Fair value of shares received related to milestone achieved from GeneDx Holdings	$—	$6,689

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 BUSINESS AND ORGANIZATION

OPKO Health, Inc., a Delaware corporation (“OPKO”, the “Company”, “we”, “us”, or “our”) is a diversified healthcare company that seeks to establish industry leading positions in large and rapidly growing medical markets. Our pharmaceutical business features Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency, and Somatrogon (hGH-CTP), a once-weekly human growth hormone injection. We have partnered with Pfizer Inc. (“Pfizer”) for the development and commercialization of Somatrogon (hGH-CTP). Regulatory approvals for Somatrogon (hGH-CTP) for the treatment of growth hormone deficiency in children and adolescents have been secured in more than 50 markets, including the United States, European Union (“EU”) Member States, Japan, Canada, and Australia, where it is marketed under the brand name NGENLA®. Through our 2022 acquisition of ModeX Therapeutics, Inc. (“ModeX”), we have expanded our pharmaceutical pipeline with early-stage immune therapies targeting cancer and infectious diseases.

Our diagnostics business, BioReference Health, LLC (“BioReference”), is a highly specialized laboratory in the United States, with a sales and marketing team focused on growth and new product integration, including the 4Kscore® prostate cancer test. BioReference® offers a broad spectrum of diagnostic testing services for oncology, urology (4Kscore), and corrections nationwide, setting new standards with our industry-leading turnaround times. BioReference also provides comprehensive clinical and women’s health testing in New York and New Jersey. Our test offerings are backed by a team of board-certified medical professionals and driven by the latest healthcare guidelines and standards- marketed directly to physicians, geneticists, hospitals, clinics, correctional facilities, and other healthcare providers. On September 16, 2024 we consummated the sale of certain assets of BioReference to Laboratory Corporation of America Holdings ("Labcorp"), as described below.

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

On March 27, 2024, the Company and BioReference entered into a definitive agreement with Labcorp (the “Labcorp Asset Purchase Agreement”), pursuant to which Labcorp acquired select assets of BioReference (the “BioReference Transaction”). The BioReference Transaction closed on September 16, 2024, and upon closing, Labcorp paid to the Company aggregate consideration of $237.5 million in cash, which is subject to certain adjustments as set forth in the Labcorp Asset Purchase Agreement. These assets were part of our diagnostics segment and include BioReference's laboratory testing businesses focused on clinical diagnostics, reproductive health, and women's health across the United States, excluding BioReference's New York and New Jersey operations.

Pursuant to the Labcorp Asset Purchase Agreement, a total of approximately $23.7 million was withheld at closing and deposited by Labcorp into an escrow account with an escrow account to satisfy potential indemnity claims. The escrow will be released to the Company on the twelve-month anniversary of the closing date, subject to any outstanding or liquidated indemnity claims. The Company recorded the escrow within other current assets on the Condensed Consolidated Balance Sheet.

We recognized a gain of $121.5 million from the BioReference Transaction for the three and nine months ended September 30, 2024.

NOTE 2 FOREIGN EXCHANGE RATES

Foreign Currency Exchange Rates

Approximately 22.3% of our revenue for the nine months ended September 30, 2024, was denominated in currencies other than the U.S. Dollar (USD). This compares to 30.7% for the same period in 2023. Our financial statements are reported in USD; therefore, fluctuations in exchange rates affect the translation of foreign-denominated revenue and expenses. During the nine months ended September 30, 2024 and the year ended December 31, 2023, our most significant currency exchange rate exposures were to the Euro and the Chilean Peso. Gross accumulated currency translation adjustments, recorded as a separate component of shareholders’ equity, totaled $36.2 million and $34.6 million at September 30, 2024 and December 31, 2023, respectively.

We are subject to foreign currency transaction risk due to fluctuations in exchange rates between the time a transaction is initiated and settled. To mitigate this risk, we use foreign currency forward contracts. These contracts fix an exchange rate, allowing us to offset potential losses (or gains) caused by exchange rate changes at the settlement date. As of September 30, 2024, we held no open foreign exchange forward contracts related to inventory purchases on letters of credit. As of December 31, 2023, we held 52 open foreign exchange forward contracts related to inventory purchases on letters of credit. These contracts matured monthly through January 2024 with a total notional value of approximately $2.9 million.

 NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments or adjustments otherwise disclosed herein) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the nine months ended September 30, 2024 are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2024 or any other future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Cash, cash equivalents and restricted cash. Cash, cash equivalents and restricted cash include short-term, interest-bearing instruments with original maturities of 90 days or less at the date of purchase. We also consider all highly liquid investments with original maturities at the date of purchase of 90 days or less as cash equivalents. These investments include money markets, bank deposits, certificates of deposit and U.S. treasury securities.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheet to the sum of such amounts in the Condensed Consolidated Statements of Cash Flows:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$400,079	$95,881
Restricted cash, current	6,321	—
Restricted cash, long-term	13,665	—
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$420,065	$95,881

The Company classifies cash deposits related to letters of credit securing insurance and lease obligations as restricted cash, which is included in other assets, non-current, within the Consolidated Balance Sheet.

Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which are used in our testing laboratories.  Inventory obsolescence expense for the three and nine months ended September 30, 2024 was $0.6 million and $1.6 million, respectively. Inventory obsolescence expense for the three and nine months ended September 30, 2023 was $2.6 million and $4.0 million, respectively.

Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting. Refer to Note 5. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions was $1.4 billion and $1.5 billion at September 30, 2024 and December 31, 2023, respectively.

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

Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value. Goodwill was $535.9 million and $598.3 million, respectively, at September 30, 2024 and December 31, 2023.

Net intangible assets other than goodwill were $836.4 million on each of September 30, 2024, and December 31, 2023, with IPR&D accounting for $195.0 million on each date. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges may occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment.

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

While we believe our estimates and assumptions used in impairment testing (including for goodwill and IPR&D) are reasonable and reflect those used by market participants, there is a potential risk of material impairment charges. Based on the current financial performance of our diagnostics segment and our Ireland reporting unit (which includes Eirgen and Rayaldee), we could be subject to such charges if their future performance deviates from our current estimates and assumptions. For reference, the combined goodwill of these units totaled $304.9 million and $367.3 million at September 30, 2024 and December 31, 2023, respectively.

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $20.4 million and $62.3 million for the three and nine months ended September 30, 2024, respectively. Amortization expense was $21.5 million and $64.5 million for the three and nine months ended September 30, 2023, respectively.

Fair value measurements. The carrying amounts of our cash, cash equivalents, restricted cash, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered equity securities as of September 30, 2024 and December 31, 2023 are predominately carried at fair value. Our debt under the Credit Agreement (as defined below) approximates fair value due to the variable rate of interest applicable to such debt.

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

Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For a derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At September 30, 2024 and December 31, 2023, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognized all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statement of Operations. Refer to Note 10. In addition, we have determined the value of the embedded derivative liability within the 2029 Convertible 144A Notes (as defined in Note 7) and recorded it at fair value. Refer to Note 7. The changes in the fair value of the embedded derivatives are recognized in the fair value changes of derivatives instruments, net. Refer to Note 9.

Property, plant and equipment. Property, plant and equipment are recorded at cost or fair value if acquired in a business combination. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under finance leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, and automobiles - 3-5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Assets held under finance leases are included within Property, plant and equipment, net in our Condensed Consolidated Balance Sheets and are amortized over the shorter of their useful lives or the expected term of their related leases. Depreciation expense was $3.7 million and $11.9 million for the three and nine months ended September 30, 2024, respectively. Depreciation expense was $4.8 million and $14.8 million for the three and nine months ended September 30, 2023, respectively.

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

We operate in various countries and tax jurisdictions globally.  For interim reporting purposes, we record income taxes based on the expected effective income tax rate, taking into consideration year to date and global forecasted tax results. For the nine months ended September 30, 2024, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.

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

While we have receivables due from federal and state governmental agencies, such receivables are not a credit risk because federal and state governments fund the related healthcare programs. Payment is primarily dependent upon submitting appropriate documentation. On September 30, 2024 and December 31, 2023, receivable balances (net of explicit and implicit price concessions) from Medicare and Medicaid were 6.5% and 6.7%, respectively, of our consolidated Accounts receivable, net. The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At September 30, 2024 and December 31, 2023, receivables due from patients represented approximately 2.2% and 2.0%, respectively, of our consolidated Accounts receivable, net.

We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for credit losses was $2.0 million on each of  September 30, 2024 and December 31, 2023. The credit loss expense for the three and nine months ended September 30, 2024, was a reversal expense of $75.2 thousand and $67.5 thousand of expense, respectively. The credit loss expense for the three and nine months ended September 30, 2023, was $98.3 thousand and $183.4 thousand, respectively.

As of September 30, 2024, accounts receivable included $1.6 million of revenue earned under the BARDA Contract (as defined in Note 14). As of December 31, 2023, accounts receivable included $0.6 million under this contract. Refer to Note 13, Government Contract Revenue for further information on government contracts and to Note 14, Strategic Alliances for further information on the BARDA Contract.

Stock Repurchase Program. On July 18, 2024, the Company announced that its Board of Directors authorized the repurchase of up to $100 million shares of Common Stock. Under this program, OPKO may repurchase shares through various methods, including open market purchases, block trades, privately negotiated transactions, and accelerated share repurchases, as well as pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Exchange Act, and otherwise in compliance with applicable laws. The timing and volume of repurchases will depend on market conditions, the Company's capital management, investment opportunities, and other factors. The program does not obligate the Company to repurchase any specific number of shares, has no set expiration date, and may be modified, suspended, or discontinued at the Company's discretion. The Company repurchased 14,893,026 shares for approximately $23.8 million during the three months ended September 30, 2024.

Equity-based compensation. We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits realized from the exercise of stock options as cash flows from operations. For the three and nine months ended September 30, 2024, we recorded $2.8 million and $8.0 million, respectively, of equity-based compensation expense. For the three and nine months ended September 30, 2023, we recorded $3.2 million and $8.7 million, respectively, of equity-based compensation expense.

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

Foreign currency translation. The financial statements of certain of our foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are generally translated at the rate of exchange to the U.S. dollar on the balance sheet date. The local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of Other income (expense), net within the Condensed Consolidated Statement of Operations and foreign currency translation gains (losses) have been included as a component of the Condensed Consolidated Statement of Comprehensive Income (Loss). During the three and nine months ended September 30, 2024, we recorded foreign currency transaction income of $4.1 million and $0.1 million, respectively. During the three and nine months ended September 30, 2023, we recorded foreign currency transaction loss of $3.8 million and $1.9 million, respectively.

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

NOTE 4 EARNINGS (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing our net income (loss) by the weighted average number of shares of our Common Stock outstanding during the period. Shares of Common Stock outstanding under the share lending arrangement entered into in conjunction with the 2025 Notes (as defined in Note 7) have been excluded from the calculation of basic and diluted earnings per share because the borrower of the shares is required under the share lending arrangement to refund any dividends paid on the shares lent. We terminated the share lending agreement on January 22, 2024.  Refer to Note 7. For diluted earnings per share, the dilutive impact of stock options and warrants is determined by applying the “treasury stock” method. The dilutive impact of the 2029 Convertible Notes, 2033 Senior Notes, the 2023 Convertible Notes and the 2025 Notes (each, as defined and discussed in Note 7) has been considered using the “if converted” method. For periods in which their effect would have been antidilutive, no effect is given in the dilutive computation to Common Stock issuable under outstanding options or warrants or the potentially dilutive shares issuable pursuant to the 2029 Convertible Notes, 2033 Senior Notes, the 2023 Convertible Notes and the 2025 Notes. The following table sets forth the computation of basic and diluted income (loss) per share:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Numerator
Net income (loss), basic	$24,890	$(84,473)	$(67,251)	$(122,380)
Add: Interest on 2025 Notes	1	-	-	-
Add: Interest on 2029 Convertible Notes	6,858	-	-	-
Add: Loss on buy back of 2029 Convertible Notes	32	-	-	-
Net income (loss), diluted	$31,781	$(84,473)	$(67,251)	$(122,380)

Denominator
(Shares in thousands)
Weighted average common shares outstanding, basic	694,622,466	751,525,007	699,675,944	751,716,692
Effect of dilutive securities:
Stock options	76,922	-	-	-
Warrants	-	-	-	-
2025 Notes	48,295	-	-	-
2023 Convertible Notes	-	-	-	-
2033 Senior Notes	8,489	-	-	-
2029 Convertible Notes	303,607,464
Dilutive potential shares	303,741,170	-	-	-

Weighted average common shares outstanding, diluted	998,363,636	751,525,007	699,675,944	751,716,692

Loss per share, basic	$0.04	$(0.11)	$(0.10)	$(0.16)
Loss per share, diluted	$0.03	$(0.11)	$(0.10)	$(0.16)

A total of 0 and 83,074,689 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the three months ended September 30, 2024 and 2023, respectively, because their inclusion would have been antidilutive. A total of 286,281,585 and 82,368,398 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2024 and 2023, respectively, because their inclusion would have been antidilutive.

During the three months ended September 30, 2024, no options were exercised and no restricted stock units vested, resulting in the issuance of no shares of Common Stock.

During the nine months ended September 30, 2024, no options were exercised and 549,687 restricted stock units vested, resulting in the issuance of 384,378 shares of Common Stock.

During the three months ended September 30, 2023, 18,750 options were exercised and no restricted stock units vested, resulting in the issuance of 18,750 shares of Common Stock.

During the nine months ended September 30, 2023, 18,750 options were exercised and 549,680 restricted stock units vested, resulting in the issuance of 405,721 shares of Common Stock.

NOTE 5 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	September 30,	December 31,
(In thousands)	2024	2023
Accounts receivable, net:
Accounts receivable	$108,583	$125,379
Less: allowance for credit losses	(2,004)	(2,000)
	$106,579	$123,379
Inventories, net:
Consumable supplies	$16,218	$25,864
Finished products	34,206	35,582
Work in-process	2,265	1,731
Raw materials	10,491	8,981
Less: inventory reserve	(3,772)	(6,461)
	$59,408	$65,697
Other current assets and prepaid expenses:
Escrow receivable	$23,750	$—
Taxes recoverable	6,767	4,211
Prepaid expenses	9,572	6,177
Prepaid insurance	6,302	3,848
Other receivables	1,563	2,610
Other	9,295	7,673
	$57,249	$24,519
Intangible assets, net:
Customer relationships	$258,048	$315,799
Technologies	818,971	831,509
Trade names	49,759	49,758
Covenants not to compete	12,917	12,916
Licenses	6,311	6,205
Product registrations	6,738	6,790
Other	6,052	6,000
Less: accumulated amortization	(517,400)	(488,694)
	$641,396	$740,283
Accrued expenses:
Employee benefits and severance	$38,474	$28,952
Clinical trials	3,725	7,624
Commitments and contingencies	11,141	8,088
Accrued interest	6,021	2,601
Gross to net provision	6,033	9,420
Inventory received but not invoiced	2,306	1,653
Finance leases short-term	1,855	2,827
Professional fees	4,375	3,470
Taxes payable	15,334	1,384
Royalties	767	1,544
Commissions	1,521	1,822
Other	31,254	20,701
	$122,806	$90,086
Other long-term liabilities:
Employee severance	$16,284	$—
Mortgages and other debts payable	3,529	7,709
Finance leases long-term	4,689	7,274
Contract liabilities	7	7
Other	11,995	12,199
	$36,504	$27,189

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

Changes in value of the intangible assets and goodwill during the nine months ended September 30, 2024 and 2023 were primarily due to foreign currency fluctuations between the Euro, and the Chilean Peso against the U.S. dollar.

The following table summarizes the changes in Goodwill by reporting unit during the nine months ended September 30, 2024.

	2024
(In thousands)	Gross goodwill at January 1, 2024	Cumulative impairment at January 1	Acquisitions, dispositions and other	Foreign exchange and other	Balance at September 30, 2024
Pharmaceuticals
CURNA	$4,827	$(4,827)	$—	$—	$—
Rayaldee	84,273	—	—	925	85,198
FineTech	11,698	(11,698)	—	—	—
ModeX	80,260	—	—	—	80,260
OPKO Biologics	139,784	—	—	(0)	139,784
OPKO Chile	3,642	—	—	(81)	3,561
OPKO Health Europe	7,276	—	—	82	7,358
OPKO Mexico	100	(100)	—	—	—
Transition Therapeutics	3,421	(3,421)	—	—	—

Diagnostics
BioReference	283,025	—	(63,318)	—	219,707
OPKO Diagnostics	17,977	(17,977)	—	—	—
	$636,283	$(38,023)	$(63,318)	$926	$535,868

NOTE 6 INVESTMENTS

Investments

The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of September 30, 2024 and December 31, 2023:

(in thousands)	As of September 30, 2024		As of December 31, 2023
Investment type	Investment Carrying Value	Underlying Equity in Net Assets	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$(0)	$1,782	$(0)	$2,942
Variable interest entity, equity method	790	—	796	420
Equity method investments - FV option	92,166		9,786
Equity securities	130		116
Equity securities with no readily determinable fair value	7,521		5,382
Warrants and options	2		2
Total carrying value of investments	$100,609		$16,082

Equity method investments

Our equity method investments, other than in GeneDx Holdings, as described below, consist of investments in Pharmsynthez (ownership 6%), Cocrystal Pharma, Inc. (“COCP”) (2%), Non-Invasive Monitoring Systems, Inc. (“NIMS”) (1%), BioCardia, Inc. (“BioCardia”) (1%), Xenetic Biosciences, Inc. (“Xenetic”) (3%), Zebra Biologics, Inc. (“Zebra”) (29%), and LeaderMed Health Group Limited (“LeaderMed”) (47%). Neovasc, Inc., in which we owned a 0.5% interest, was acquired by Shockwave Medical, Inc. in April 2023. As a result, we received $363 thousand in merger consideration in exchange for our shares. The aggregate amount of assets, liabilities, and net losses of these equity method investees as of and for the nine months ended September 30, 2024 were $66.1 million, $23.3 million, and $27.7 million, respectively. The aggregate amount of assets, liabilities, and net losses of our equity method investees as of and for the year ended December 31, 2023 were $85.5 million, $20.8 million, and $37.7 million, respectively. We have determined that we or our related parties have the ability to exercise significant influence over our equity method investments through our board representation or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market prices of their respective shares of common stock and the number of shares held by us as of September 30, 2024 and December 31, 2023 was $0.6 million and $0.7 million, respectively.

Equity method investments - Fair value option

On January 14, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (the “GeneDx Merger Agreement”) with GeneDx Holdings Corp. (f/k/a Sema4 Holdings Corp.), a Delaware corporation (“GeneDx Holdings”), pursuant to which GeneDx Holdings acquired our former subsidiary, GeneDx LLC (formerly GeneDx, Inc. “GeneDx”), on April 28, 2022. During the third quarter of 2024, the Company sold 1,386,929 shares of GeneDx common stock at various prices per share for an aggregate of $46.7 million. As a result of the sale, the Company's total ownership in GeneDx Holdings decreased from 13.61% to 8.1% as of September 30, 2024.

Pursuant to the GeneDx Merger Agreement, the Company designated, and GeneDx Holdings nominated for election an individual to serve on the board of directors of GeneDx Holdings. This individual was subsequently elected by GeneDx Holdings stockholders and has continued to serve on the board following his re-election in 2024. His term will extend until the GeneDx Holdings annual meeting of stockholders in 2027. We have a shareholder agreement with GeneDx Holdings, pursuant to which we have agreed to vote our shares of GeneDx Holdings common stock in accordance with the recommendation of GeneDx Holdings' board of directors for so long as we continue to hold at least 5% of the outstanding shares of GeneDx Holdings common stock. Other than through our position as a shareholder, we are unable to influence GeneDx Holdings' policy-making process.

We account for our investment in GeneDx Holdings under the equity method fair value option and record gains and losses from changes in fair value in other income (expense), net in our Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, we recognized $35.4 million and $118.6 million in net income related to the change in fair value of our GeneDx Holdings investment, respectively. For the three and nine months ended September 30, 2023, we recognized $8.3 million and $19.9 million in net loss related to the change in fair value of our GeneDx Holdings investment, respectively. As of September 30, 2024, the aggregate value of our GeneDx Holdings investment was $92.2 million based on the quoted market price of the GeneDx Holdings common stock.

Investments in equity securities

Our equity securities consist of investments in VBI Vaccines Inc. (0.00%), ChromaDex Corporation (“ChromaDex”) (0.05%), and Eloxx Pharmaceuticals, Inc. (“Eloxx”) (1%). During the third quarter of 2024, we recorded a $30 thousand loss from our investment in VBI Vaccines Inc. due to the company filing for bankruptcy. Our equity securities without readily determinable fair value consists of CAMP4 Therapeutics Corporation (“CAMP4”) (2%) and HealthSnap, Inc. (4%). We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of these investments. Accordingly, we account for our investment in these entities as equity securities, and we record changes in the fair value of these investments in Other income (expense) each reporting period when they have a readily determinable fair value. Equity securities without a readily determinable fair value are adjusted to fair value when there is an observable price change. Net gains and losses on our equity securities for the nine months ended September 30, 2024 and 2023 were as follows:

	For the nine months ended September 30,
(in thousands)	2024	2023
Equity Securities:
Net gains and losses recognized during the period on equity securities	$43	$(411)
Less: Net gains and losses realized during the period on equity securities	(30)	—
Unrealized net losses recognized during the period on equity securities still held at the reporting date	$13	$(411)

Sales of investments

Gains (losses) included in earnings from sales of our investments are recorded in Other income (expense), net in our Condensed Consolidated Statement of Operations. The cost of securities sold is based on the specific identification method.

Warrants and options

In addition to our equity method investments and equity securities, we hold options to purchase 47 thousand additional shares of BioCardia, all of which were vested as of September 30, 2024 and December 31, 2023, and warrants to purchase 0.7 million additional shares of InCellDx Inc. We recorded the changes in the fair value of the options and warrants in fair value changes of derivative instruments, net in our Condensed Consolidated Statement of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Condensed Consolidated Balance Sheet. See further discussion of the Company’s options and warrants in Note 9 and Note 10.

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

We own 1,260,000 shares of Zebra’s Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29%) at September 30, 2024 and December 31, 2023. Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a former member of our Board of Directors, was a founder of Zebra. Dr. Frost serves as a member of Zebra’s Board of Directors.

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

NOTE 7 DEBT

As of September 30, 2024 and December 31, 2023, our debt consisted of the following:

	September 30,	December 31,
(In thousands)	2024	2023
2029 Convertible Notes	$178,645	$—
2025 Notes	170	143,250
2033 Senior Notes	50	50
2023 Convertible Notes	—	71,025
2044 Notes	245,358	—
JPMorgan Chase Bank line of credit	—	12,671
Chilean and Spanish lines of credit	11,713	12,629
Current portion of notes payable	1,509	1,993
Long term portion of notes payable	3,529	7,727
Total	$440,974	$249,345

Balance sheet captions
Current portion of convertible notes	$170	$—
Long term portion of convertible notes	178,695	214,325
Current portion of lines of credit and notes payable	13,222	27,293
Long Term notes payable included in long-term liabilities	248,887	7,727
Total	$440,974	$249,345

2044 Note Purchase Agreement

On July 17, 2024, the Company completed a private offering of $250 million aggregate principal amount of senior secured notes (the “2044 Notes”), pursuant to a note purchase agreement dated July 17, 2024 (the “2044 Note Purchase Agreement), by and among the Company, certain purchasers from time to time party thereto, the Company’s wholly owned subsidiaries OPKO Biologics (“OBL”) and EirGen as guarantors (OBL and EirGen collectively, the “2044 Note Guarantors”), and HCR Injection SPV, LLC, as agent.

The 2044 Notes mature on July 17, 2044 and bear interest at the 3-month Secured Overnight Financing Rate (SOFR) subject to a 4.0% per annum floor, plus 7.5% per annum. Interest is payable on the 2044 Notes on a quarterly basis determined by profit share payments received by EirGen pursuant to the profit share arrangement with Pfizer, Inc. (the “Royalty Payments”) set forth in the Restated Pfizer Agreement (as defined and described in Note 14). In the event that the aggregate amount of the Royalty Payments received by EirGen during the quarter preceding any quarterly interest payment date are less than the accrued and unpaid interest payable on such date, the excess interest payable on such date shall be paid-in-kind and added to the outstanding principal amount of the 2044 Notes.  The Company will be required to pay the noteholders a 3% exit fee in connection with any repayment in full of the 2044 Notes, whether at maturity or otherwise.  In addition, in the event that the Company repays the 2044 Notes in full prior to the maturity date, the Company will be required to pay the noteholders a make whole payment in an amount necessary such that the noteholders shall have received aggregate payments of principal, interest and fees in respect of the 2044 Notes equal to at least 150% of the initial principal amount of the 2044 Notes, in the event that such prepayment shall occur on or prior to July 17, 2029, or 200% of the initial principal amount of the 2044 Notes, in the event that such prepayment shall occur following July 17, 2029. If the 2044 Notes have not been fully repaid by the maturity date, the Company may elect to either repay the unpaid balance of the principal amount in full, together with any accrued and unpaid interest thereon and the 3% exit fee, or elect to transfer 80% of all future Royalty Payments to the agent and the noteholders in satisfaction of the outstanding 2044 Notes. The Company may authorize up to an additional $50,000,000 in additional 2044 Notes to the purchasers on the same terms and conditions of the initial 2044 Notes. The 2044 Notes are secured by the Royalty Payments, and the 2044 Note Guarantors have guaranteed the obligations under the 2044 Notes by granting a security interest in certain assets of the 2044 Note Guarantors. The 2044 Note Purchase Agreement contains customary terms and covenants, including negative covenants, such as limitations on indebtedness, liens, amendments to certain material contracts and disposition of assets.

2029 Convertible 144A Notes

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

As of September 30, 2024 the 2029 Convertible 144A Notes are currently convertible. Holders  may convert their 2029 Convertible Notes at their option prior to the close of business on the business day immediately preceding  September 15, 2028 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on  March 31, 2024 (and only during such calendar quarter), if the last reported sale price of our Common Stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five consecutive business day period after any ten consecutive trading day period (the “convertible note measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the convertible note measurement period was less than 98% of the product of the last reported sale price of our Common Stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events specified in the indenture governing the 2029 Convertible Notes. On or after  September 15, 2028 until the close of business on the business day immediately preceding the maturity date, holders  may convert their notes at any time, regardless of the foregoing conditions. Upon conversion of a note, we will pay or deliver, as the case  may be, cash, shares of our Common Stock or a combination of cash and shares of our Common Stock, at our election.

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

The following table sets forth information related to the 2029 Convertible Notes which is included in our Condensed Consolidated Balance Sheet as of September 30, 2024:

(In thousands)	2029 convertible notes	Embedded conversion option	Discount	Debt Issuance costs	Total
Balance at December 31, 2023	$—	$—	$—	$—	$—
Issuance of 3.75% 2029 Convertible Notes	301,054	125,620	(125,620)	(8,562)	292,492
Amortization of debt discount and debt issuance costs	—	—	12,585	1,236	13,821
Change in fair value of embedded derivative	—	26,250	—	—	26,250
Reclassification of embedded derivative to equity	—	(151,870)	—	—	(151,870)
Repurchase	(3,500)	—	1,338	114	(2,048)
Balance at September 30, 2024	$297,554	$—	$(111,697)	$(7,212)	$178,645

During the third quarter of 2024, the Company repurchased $3.5 million in aggregate principal amount of the 2029 Convertible 144A Notes for $4.8 million in cash. Such convertible debt repurchase resulted in a gain of $32 thousand, which included unamortized discount of $1.3 million and debt issuance costs of $0.1 million.

2025 Convertible Notes

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

2023 Convertible Notes

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

2033 Senior Notes

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

JPMorgan Chase Credit Agreement

In November 2015, BioReference and certain subsidiaries established a credit agreement with JPMorgan Chase Bank, N.A. ("CB") as lender and administrative agent (the "Credit Agreement"). As amended, the Credit Agreement provided for a $50.0 million secured revolving credit facility, including a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for letters of credit.

On September 16, 2024, BioReference fully repaid its obligations and terminated the Credit Agreement. BioReference paid approximately $9.7 million to settle its obligations, incurring no prepayment premium or penalty.

The Credit Agreement had been guaranteed by all of BioReference’s domestic subsidiaries and secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. All guarantees and security interests were released together with the termination of the Credit Agreement.

As of December 31, 2023, $12.7 million was outstanding under the Credit Agreement.

International Line of Credit Agreements

The Company has line of credit agreements with twelve other financial institutions as of September 30, 2024, and December 31, 2023, in the U.S., Chile and Spain. These lines of credit are used primarily as sources of working capital for inventory purchases.

The following table summarizes the amounts outstanding under the BioReference, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
	Interest rate on borrowings at	Credit line	September 30,	December 31,
Lender	September 30, 2024	capacity	2024	2023
JPMorgan Chase	0.00%	$—	$—	$12,671
Itau Bank	5.50%	1,900	469	1,264
Bank of Chile	6.60%	2,500	711	1,728
BICE Bank	5.50%	2,500	2,433	1,734
Scotiabank	5.00%	5,500	3,060	981
Santander Bank	5.50%	5,000	1,742	450
Security Bank	5.50%	1,400	—	—
Estado Bank	5.50%	4,000	1,355	3,303
BCI Bank	5.00%	2,500	346	1,626
Internacional Bank	5.50%	1,597	1,597	1,197
Consorcio Bank	5.00%	2,000	—	346
Banco De Sabadell	1.75%	558	—	—
Santander Bank	5.36%	558	—	—
Total		$30,013	$11,713	$25,300

At September 30, 2024 and December 31, 2023, the weighted average interest rate on our lines of credit was approximately 5.4% and 7.5%, respectively.

At September 30, 2024 and December 31, 2023, we had notes payable and other debt (excluding the 2033 Senior Notes, the 2023 Convertible Notes, the 2025 Notes, the Credit Agreement and amounts outstanding under lines of credit described above) as follows:

	September 30,	December 31,
(In thousands)	2024	2023
Current portion of notes payable	$1,509	$1,993
Other long-term liabilities	3,529	7,727
Total	$5,038	$9,720

The notes and other debt mature at various dates ranging from 2024 through 2032, bearing variable interest rates from 0.7% up to 4.5%. The weighted average interest rate on the notes and other debt was 1.8% on September 30, 2024 and 2.9% on December 31, 2023. The notes are partially secured by our office space in Barcelona.

NOTE 8 ACCUMULATED OTHER COMPREHENSIVE LOSS

For the nine months ended September 30, 2024, changes in Accumulated other comprehensive loss, net of tax, were as follows:

Foreign
currency
(In thousands)	translation
Balance at December 31, 2023	$(38,030)
Other comprehensive loss	(1,585)
Balance at September 30, 2024	$(39,615)

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

As of September 30, 2024, we had equity securities and an equity method fair value option (refer to Note 6), forward foreign currency exchange contracts for inventory purchases (refer to Note 10). In addition, in connection with our investment and our consulting agreement with BioCardia, we record the related BioCardia options at fair value as well as warrants from COCP.  In addition, restricted cash collateralized by money market funds is a financial asset measured at fair value as a Level 1 financial instrument under the fair value hierarchy.

Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of September 30, 2024
	Quoted
	prices in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$354,537	$—	$—	$354,537
Equity securities	130	—	—	130
Equity Method - Fair value option	92,166	—	—	92,166
Common stock options	—	2	—	2
Total assets	$446,833	$2	$—	$446,835

	Fair value measurements as of December 31, 2023
	Quoted
	prices in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$32,404	$—	$—	$32,404
Equity securities	116	—	—	$116
Equity Method - fair value option	9,786	—	—	9,786
Common stock options/warrants	—	2	—	2
Total assets	$42,306	$2	$—	$42,308
Liabilities:
Forward contracts	—	29	—	29
Total liabilities	$—	$29	$—	$29

The carrying amount and estimated fair value of our 2029 Convertible Notes and 2025 Notes, as well as the applicable fair value hierarchy tiers, are contained in the table below. Additionally, the fair value of the 2029 Convertible Notes and 2025 Notes is determined using inputs other than quoted prices in active markets that are directly observable.

	September 30, 2024
	Carrying	Total
(In thousands)	Value	Fair Value	Level 1	Level 2	Level 3
2029 Convertible Notes	$178,645	$396,652	$—	$396,652	$—
2025 Notes	$170	$170	$—	$170	$—

There have been no transfers between Level 1 and Level 2 and no transfers to Level 3 of the fair value hierarchy.

.

The following table reconcile the beginning and ending balances of our Level 3 assets and liabilities as of September 30, 2024.

September 30, 2024
Embedded conversion
(In thousands)	option
Balance at December 31, 2023	$—
Additions	125,620
Change in fair value:
Included in results of operations	26,250
Reclassification of embedded derivatives to equity	(151,870)
Balance at September 30, 2024	$—

NOTE 10 DERIVATIVE CONTRACTS

The following table summarizes the fair values and the presentation of our derivative financial instruments in the Condensed Consolidated Balance Sheets:

	Balance Sheet	September 30,	December 31,
(In thousands)	Component	2024	2023
Derivative financial instruments:
Common Stock options/warrants	Investments, net	$2	$2
Forward contracts	Unrealized losses on forward contracts are recorded in Accrued expenses.	$—	$(29)

We enter into foreign currency forward exchange contracts with respect to the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.

To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At September 30, 2024 and December 31, 2023, our derivative financial instruments did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in fair value of derivative instruments, net in our Condensed Consolidated Statement of Operations. The following table summarizes the losses and gains recorded for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Derivative gain (loss):
Notes	$—	$—	$(26,250)	$—
Common Stock options/warrants	(1)	(37)	1	(27)
Forward contracts	—	125	88	(802)
Total	$(1)	$88	$(26,161)	$(829)

NOTE 11 RELATED PARTY TRANSACTIONS

We lease office space from Frost Real Estate Holdings, LLC (“Frost Holdings”) in Miami, Florida, where our principal executive offices are located. Effective August 1, 2024, we entered into an amendment to our lease agreement with Frost Holdings to decrease the lease space from approximately 29,500 square feet to approximately 26,328 square feet of space. The amended lease provides for payments of approximately $91 thousand per month in the first year increasing annually to $103 thousand per month in the fifth year, plus applicable sales tax. The rent is inclusive of operating expenses, property taxes and parking.

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

On October 12, 2023, the Company entered into an E-Commerce Distribution Agreement with NextPlat Corp (“NextPlat”), a global e-commerce provider, in which Dr. Frost owns more than a 20% interest. Under the terms of the agreement, NextPlat has agreed to launch an OPKO Health-branded online storefront on the Alibaba Group Holding Limited Tmall Global e-commerce platform in China, featuring an assortment of nutraceutical and veterinary products sold and distributed by OPKO Health Europe SLU, our wholly-owned subsidiary. The Company and NextPlat amended the agreement in October 2024 to extend the term of the agreement to 2026, and permit NextPlat to launch an online storefront on additional e-commerce platforms throughout Asia.

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

On April 29, 2022, upon consummation of our sale of GeneDx, the Company entered into a Transition Services Agreement (the “Transition Services Agreement”) with GeneDx, pursuant to which the Company agreed to provide, at cost, certain customary support services in respect of GeneDx’s business through August 31, 2023, including human resources, information technology support, and finance and accounting. As of September 30, 2024, the Company had incurred aggregate expenses of $1.2 million for services rendered under the Transition Services Agreement. For the three and nine months ended September 30, 2024, the company did not incur expenses for services rendered under the Transaction Services Agreement. As of September 30, 2024, the Company does not have a receivable balance payable to the Company by GeneDx in accordance with the terms of the Transition Services Agreement.

The Company owns approximately 6% of Pharmsynthez and Pharmsynthez is the largest and controlling shareholder of Xenetic, in which the Company has a 3% ownership interest. Adam Logal, our Senior Vice President and Chief Financial Officer, is a director of Xenetic.

We hold investments in Zebra (ownership 29%), ChromaDex (0.05%), COCP (2%), NIMS (1%), Eloxx (1%), BioCardia (1%) and LeaderMed (47%). Neovasc, Inc., in which we owned a 0.5% interest, was acquired by Shockwave Medical, Inc. in April 2023, and during the third quarter of 2023, we received $363 thousand in merger consideration in exchange for our shares. These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. We also hold an investment in GeneDx Holdings (Nasdaq: WGS) representing a 8.1% ownership interest as a result of our sale of GeneDx, Inc. and subsequent participation in an underwritten offering by GeneDx Holdings. Richard Pfenniger who sits on our Board also sits on the GeneDx Board. See further discussion of our investments in Note 6.

Dr. Elias Zerhouni, our Vice Chairman and President, sits on the board of directors of Danaher Corporation (“Danaher”). Our subsidiary, BioReference, routinely procures products and services from several subsidiaries of Danaher, including Beckman Coulter, Integrated DNA Technologies Inc., and Leica Microsystems Inc., to which BioReference has paid $2.6 million, $3.3 million, and $0.3 million, respectively, during the nine months ended September 30, 2024.

BioReference purchases and uses certain products acquired from InCellDx, a company in which we hold a 29% minority interest.

We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the three and nine months ended September 30, 2024, we reimbursed and accrued approximately $0.0 thousand and $23.9 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives. For the three and nine months ended September 30, 2023, we reimbursed and accrued approximately $49.5 thousand and $78.8 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.

NOTE 12 COMMITMENTS AND CONTINGENCIES

In February 2023, the Office of the Attorney General for the State of Texas (“TX OAG”) informed BioReference that it believes that, from 2005 to the present, BioReference may have violated the Texas Medicaid Fraud Prevention Act with respect to claims it presented to Texas Medicaid for reimbursement. BioReference and the TX OAG have reached an agreement in principle to settle this matter and are currently negotiating the settlement agreement.

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

Under the Settlement Agreement, the Company and BioReference admitted only to having made payments to certain physicians and physicians’ groups for office space rentals for amounts that exceeded fair market value, and that it did not report or return any such overpayments to the Federal Health Care Programs (the “Covered Conduct”). The Covered Conduct had commenced prior to the Company’s acquisition of BioReference in 2015. With the exception of the Covered Conduct, the Company and BioReference expressly deny the allegations of the Relator as set forth in her civil action. The Company has paid a total of $10,000,000 plus accrued interest from September 24, 2021 at a rate of 1.5% per annum (the “Settlement Amount”). The Settlement Amount consists of $9,853,958 payable to the United States, $141,041 payable to the Commonwealth and $5,001 payable to Connecticut, in each case plus interest and was paid on July 18, 2022. Conditioned upon payment of the Settlement Amount, the United States, Massachusetts and Connecticut agreed to release the Company and BioReference from any civil or administrative monetarily liability arising from the Covered Conduct. Upon payment of the Settlement Amount and the amount due under a separate agreement with the Relator, the Relator released the Company and BioReference from any and all claims and potential claims. Further, in consideration of the obligations of the Company and BioReference in the Settlement Agreement and the CIA, the OIG-HHS released and refrained from instituting any administrative action seeking to exclude the Company or BioReference from participating in Medicare, Medicaid or other Federal health care programs as a result of the Covered Conduct.

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

On March 1, 2019, the Company received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice (“DOJ”), Washington, DC. The CID sets forth document requests and interrogatories in connection with allegations that the Company and certain of its affiliates violated the False Claims Act and/or the Anti-Kickback Statute. On January 13, 2022, the Federal Government notified the U.S.D.C., Middle District Florida, Jacksonville Division, that it is declining to intervene in the matter but retains the right, via the Attorney General, to consent to any proposed dismissal of the action by the Court. On February 9, 2022, the States of Florida, Georgia, and Commonwealth of Massachusetts notified the U.S.D.C., Middle District Florida, Jacksonville Division, that they are declining to intervene in the matter. Notwithstanding the above declinations, on February 17, 2022, the Company was served with the Relator’s Summons and Complaint (“Complaint”), which had been previously sealed. The Complaint alleges violations of the False Claims Act, the California Fraud Preventions Act, the Florida False Claims Act, the Massachusetts False Claims Act, the Georgia False Medicaid Claims Act, and illegal kickbacks. A motion to dismiss the Complaint was filed on April 25, 2022 and the case was dismissed in March 2023. However, the Relator filed an amended complaint in April 2023 and a second amended complaint, both of which were dismissed. Relator then filed an appeal in the U.S. Eleventh Circuit Court of Appeals which is pending before the court following a failed mediation in April 2024. While management cannot predict the outcome of these matters at this time, the ultimate outcome could be material to our business, financial condition, results of operations, and cash flows.

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

At September 30, 2024, we were committed to make future purchases for inventory and other items in 2024 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating approximately $44.0 million

NOTE 13 REVENUE RECOGNITION

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

The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. For the nine months ended September 30, 2024 and 2023, we recorded $2.2 million and $19.8 million of negative revenue adjustments primarily due to the composition of patient pay mix.

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

Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of September 30, 2024 and December 31, 2023, we had liabilities of approximately $4.9 million and $3.1 million, respectively, within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.

The composition of revenue from services by payor for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Healthcare insurers	$76,184	$81,469	$229,600	$238,934
Government payers	20,368	19,909	63,561	61,250
Client payers	20,773	25,906	71,521	77,973
Patients	3,946	4,395	12,875	12,943
Total	$121,271	$131,679	$377,557	$391,100

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

We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the three and nine months ended September 30, 2024, we recognized $5.8 million and $19.9 million, respectively, in net product revenue from sales of Rayaldee. For the three and nine months ended September 30, 2023, we recognized $7.3 million and $21.7 million, respectively, in net product revenue from sales of Rayaldee.

The following table presents an analysis of Rayaldee product sales allowances and accruals for the three and nine months ended September 30, 2024 and 2023:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at June 30, 2024	$2,743	$5,991	$2,194	$10,928
Provision related to current period sales	4,005	5,776	317	10,098
Credits or payments made	(5,058)	(7,013)	(278)	(12,349)
Balance at September 30, 2024	$1,690	$4,754	$2,233	$8,677

Total gross Rayaldee sales				$15,865
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				64%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2023	$2,578	$6,150	$2,192	$10,920
Provision related to current period sales	12,224	16,325	989	29,538
Credits or payments made	(13,112)	(17,721)	(948)	(31,781)
Balance at September 30, 2024	$1,690	$4,754	$2,233	$8,677

Total gross Rayaldee sales				$49,447
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				60%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at June 30, 2023	$2,330	$5,954	$1,634	$9,918
Provision related to current period sales	3,446	4,998	322	8,766
Credits or payments made	(4,125)	(4,207)	(15)	(8,347)
Balance at September 30, 2023	$1,651	$6,745	$1,941	$10,337

Total gross Rayaldee sales				$16,090
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				54%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2022	$1,532	$5,063	$1,683	$8,278
Provision related to current period sales	10,702	14,604	959	26,265
Credits or payments made	(10,583)	(12,922)	(701)	(24,206)
Balance at September 30, 2023	$1,651	$6,745	$1,941	$10,337

Total gross Rayaldee sales				$47,940
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				55%

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

For the three months ended September 30, 2024, revenue from the transfer of intellectual property and other was $13.2 million, an increase from $6.2 million for the three months ended September 30, 2023. This increase was primarily attributable to $5.5 million from the BARDA Contract (as defined and described in Note 14). Gross profit share and royalty payments for NGENLA (Somatrogon) and Pfizer's Genotropin® (Somatropin) also increased to $7.0 million, compared with $4.9 million for the same period in 2023.

For the nine months ended September 30, 2024, revenue from the transfer of intellectual property and other decreased to $34.3 million from $165.9 million for the nine months ended September 30, 2023. This decrease was primarily due to one-time milestone payments received in 2023, including a $90.0 million payment related to NGENLA, a $50.0 million payment from Merck for rights granted under the Merck Agreement, a $7.0 million payment from VFMCRP triggered by the German price approval for Rayaldee, and a $2.5 million payment from Nicoya upon submission of an investigational new drug application to China's Center for Drug Evaluation. See Note 14 for a description of the arrangements pursuant to which such milestone payments were received. Revenue for the nine months ended September 30, 2024, included $18.9 million in gross profit share and royalty payments for NGENLA (Somatrogon) and Pfizer's Genotropin® (Somatropin), compared to $11.8 million in the same period in 2023, as well as $12.8 million from the BARDA Contract during the 2024 period.

NOTE 14 STRATEGIC ALLIANCES

Biomedical Advanced Research and Development Authority

On September 28, 2023, ModeX was awarded a contract (as amended as decribed below, the “BARDA Contract”) by the Biomedical Advanced Research and Development Authority ("BARDA"), part of the Administration for Strategic Preparedness and Response at the U.S. Department of Health and Human Services. This contract aims to advance a platform and product candidates addressing various public health threats, specifically in viral infectious diseases. The funding enables the research, development, and clinical evaluation of multispecific antibodies based on ModeX's proprietary MSTAR technology. MSTAR is a flexible, plug-and-play platform capable of incorporating multiple independent antibody binding sites into a single molecule, expanding its therapeutic potential and enabling rapid responses to emerging infections, including viral variants like COVID-19, influenza, and other pathogens.

In September 2024, ModeX entered into two amendments (the “BARDA Amendments”) to modify the scope and funding of the BARDA Contract. The BARDA Amendments structured the funding thereunder as cost-plus-fixed-fee, which includes a $26.9 million supplement to further advance the development of COVID-19 multispecific antibodies. This increased funding supports the ongoing development, manufacturing, and execution of a Phase 1 clinical trial for a next-generation MSTAR multispecific antibody with broad neutralizing activity against known SARS-CoV-2 variants. The BARDA Amendments also provided for BARDA's exercise of the option for the development of a multispecific protein antibody for influenza or another pathogen, with $24.1 million allocated to cover the expanded work under this exercised option. These modifications increased the total value of the BARDA Contract from $59.0 million to $110.0 million, with the potential value if BARDA exercises all options thereunder to expand ModeX's services, increasing from $168.6 million to $205 million.

As part of the research program, gene-based delivery methods for the multispecific antibodies will be developed using mRNA or DNA vectors to leverage the body's natural protein production processes. BARDA will make periodic progress assessments, and the continuation of the BARDA Contract depends on ModeX’s performance, the timeliness and quality of deliverables, and other factors. The BARDA Contract contains customary government contract provisions, including BARDA's right to terminate the contract in its discretion.

The Company evaluated the BARDA Contract under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), and determined that the U.S. government meets the definition of a customer. The scope of the BARDA Contract includes preclinical, clinical, and manufacturing activities, as well as regulatory, quality assurance, management, and administrative activities. The research and development effort will progress in stages covering base and option segments, with ModeX completing specific tasks in each segment.

The Company identified three potential material promises under the BARDA Contract: (i) development of a tetravalent trispecific antibody for COVID-19; (ii) development of a multispecific protein antibody for influenza or another pathogen; and (iii) nucleic acid delivery of a multispecific antibody for influenza or another pathogen. The Company determined the promise to develop a tetravalent trispecific antibody for COVID-19 is a separate performance obligation, as it is distinct within the contract and provides standalone value. Similarly, the exercised option to develop a multispecific protein antibody for influenza or another pathogen is also a separate performance obligation. However, the Company determined that the nucleic acid delivery option does not offer incremental discounts beyond those typically provided for such goods and services, and therefore does not represent a material right. As such, the options in (iii) were not considered performance obligations at the outset of the BARDA Contract.

The Company concluded that research and development services performed under the BARDA Contract would be recognized as revenue when research and development services are performed to the extent of actual costs incurred including a fixed fee and will be reimbursed by BARDA. Costs incurred represent work performed, which corresponds with, and thereby best depicts, the transfer of control of the research and development to BARDA. Types of contract costs include labor, material, and third-party services. As such, the related BARDA revenue is recognized as revenue from transfer of intellectual property and other within the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, we recorded $5.5 million and $12.8 million in revenue under the BARDA Contract. As of September 30, 2024, the aggregate amount of transaction price allocated to remaining performance obligations, excluding unexercised contract options, was $96.0 million. We expect to recognize this amount as revenue through February 2028.

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

Under the terms of the Merck Agreement, ModeX granted to Merck an exclusive, sublicensable, royalty-bearing license to certain intellectual property to develop, manufacture, use and commercialize (i) a multivalent or monovalent vaccine assembled using our platform for Epstein-Barr Virus (“Vaccine”), and (ii) any pharmaceutical or biological preparation in final form containing a Vaccine for sale or for administration to human patients in a clinical trial for all uses (“Product”). We received an initial payment of $50.0 million and are eligible to receive up to an additional $872.5 million upon the achievement of certain commercial and development milestones under several indications. We are also eligible to receive tiered royalty payments ranging from high single digits to low double digits upon achievement of certain sales targets of the Product. Certain of the rights subject to the license provided by us under the Merck Agreement were obtained by us from Sanofi pursuant to that certain License Agreement entered into as of July 1, 2021 (“Sanofi In-License Agreement”) between us and Sanofi, a French corporation (“Sanofi”), and a portion of the upfront payment, milestones and royalties received by us under the Merck Agreement may be payable to Sanofi under the terms of the Sanofi In-License Agreement. As a result of such obligations under the Sanofi In-License Agreement, we paid $12.5 million to Sanofi during the three months ended September 30, 2023.

As part of their strategic collaboration, ModeX and Merck have put in place a research plan to manage research and other development activities related to the development of a Vaccine or Product including a joint steering committee to facilitate the research program. As part of the research plan, they will use a third-party contract development and manufacturing organization to carry out such activities unless otherwise agreed. Development costs incurred by ModeX in furtherance of these development activities will be reimbursed by Merck. To date, we have spent $24.5 million of development costs related to the Epstein -Barr Virus, for which Merck has provided reimbursement.

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

The Company was notified that the FDA placed the Dravet clinical trials on hold and CAMP4 subsequently ceased development efforts.

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

Nicoya is, at its sole cost and expense, responsible for performing all development activities necessary to obtain all regulatory approvals for the Nicoya Product in the Nicoya Territory and will be responsible for all commercial activities pertaining to the Nicoya Product in the Nicoya Territory.

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

We recognized the non-refundable $295.0 million upfront payments as revenue as the research and development services were completed. As of September 30, 2024 and December 31, 2023, we had no contract liabilities related to the Pfizer Transaction.

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

Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Revenue from services:
Pharmaceutical	$—	$—	$—	$—
Diagnostics	121,271	131,679	377,557	391,100
Corporate	—	—	—	—
	$121,271	$131,679	$377,557	$391,100
Revenue from products:
Pharmaceutical	$39,143	$40,670	$117,675	$124,553
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$39,143	$40,670	$117,675	$124,553
Revenue from transfer of intellectual property and other:
Pharmaceutical	$13,218	$6,246	$34,272	$165,938
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$13,218	$6,246	$34,272	$165,938
Operating income (loss):
Pharmaceutical	$(32,196)	$(25,375)	$(84,697)	$57,210
Diagnostics	58,541	(29,081)	(2,443)	(113,344)
Corporate	(12,129)	(9,951)	(31,786)	(31,841)
	$14,216	$(64,407)	$(118,926)	$(87,975)
Depreciation and amortization:
Pharmaceutical	$18,043	$17,807	$53,899	$53,649
Diagnostics	6,120	8,376	20,238	25,666
Corporate	—	—	—	—
	$24,163	$26,183	$74,137	$79,315
Loss from investment in investees:
Pharmaceutical	$(3)	$(20)	$(7)	$(99)
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$(3)	$(20)	$(7)	$(99)
Revenues:
United States	$132,663	$139,043	$410,422	$462,987
Ireland	11,514	8,654	30,579	121,249
Chile	16,576	16,932	49,067	52,427
Spain	6,297	4,349	17,828	16,427
Israel	196	3,155	797	9,388
Mexico	5,630	5,897	18,621	17,447
Other	756	565	2,190	1,666
	$173,632	$178,595	$529,504	$681,591

	September 30,	December 31,
(In thousands)	2024	2023
Assets:
Pharmaceutical	$1,271,781	$1,331,764
Diagnostics	517,871	630,753
Corporate	466,451	49,181
	$2,256,103	$2,011,698
Goodwill:
Pharmaceutical	$316,161	$315,235
Diagnostics	219,707	283,025
	$535,868	$598,260

No customer represented more than 10% of our total consolidated revenue for the nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, no customer represented more than 10% of our accounts receivable balance.

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

The following table presents the lease balances within the Condensed Consolidated Balance Sheet as of September 30, 2024 and December 31, 2023:

(in thousands)	Classification on the Balance Sheet	September 30, 2024	December 31, 2023
Assets
Operating lease assets	Operating lease right-of-use assets	$62,812	$68,088
Finance lease assets	Property, plant and equipment, net	6,544	10,101

Liabilities
Current
Operating lease liabilities	Current maturities of operating leases	12,741	12,996
Accrued expenses	Current maturities of finance leases	1,855	2,827
Long-term
Operating lease liabilities	Operating lease liabilities	52,057	54,140
Other long-term liabilities	Finance lease liabilities	$4,689	$7,274

Weighted average remaining lease term
Operating leases (in years)		6.3	7.1
Finance leases (in years)		7.1	6.2
Weighted average discount rate
Operating leases		5.3%	5.4%
Finance leases		3.7%	3.8%

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on our Condensed Consolidated Balance Sheet as of September 30, 2024:

(in thousands)	Operating	Finance
October 1, 2024 through December 31, 2024	$3,043	$673
2025	11,772	1,813
2026	10,937	1,334
2027	10,775	806
2028	10,785	203
Thereafter	26,534	1,959
Total undiscounted future minimum lease payments	73,846	6,788
Less: Difference between lease payments and discounted lease liabilities	9,048	244
Total lease liabilities	$64,798	$6,544

Expense under operating leases and finance leases was $15.2 million and $2.5 million, respectively, for the nine months ended September 30, 2024, which included $1.5 million of variable lease costs. Expense under operating leases and finance leases was $12.0 million and $2.2 million, respectively, for the nine months ended September 30, 2023, which included $0.9 million of variable lease costs. Operating lease costs and finance lease costs are included within Operating loss in the Condensed Consolidated Statement of Operations. Short-term lease costs were not material.

Supplemental cash flow information is as follows:

	For the nine months ended September 30,
(in thousands)	2024	2023
Operating cash out flows from operating leases	$15,101	$11,704
Operating cash out flows from finance leases	354	327
Financing cash out flows from finance leases	2,118	1,919
Total	$17,573	$13,950

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

We are a diversified healthcare company that seeks to establish industry leading positions in large and rapidly growing medical markets. Our pharmaceutical business features Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency, and Somatrogon (hGH-CTP), a once-weekly human growth hormone injection. We have partnered with Pfizer Inc. (“Pfizer”) for the development and commercialization of Somatrogon (hGH-CTP). Regulatory approvals for Somatrogon (hGH-CTP) for the treatment of growth hormone deficiency in children and adolescents have been secured in all major markets, including the United States, European Union (“EU") Member States, Japan, Canada, and Australia, where it is marketed under the brand name NGENLA®. Our 2022 acquisition of ModeX Therapeutics, Inc. (“ModeX”) has expanded our pharmaceutical pipeline with early-stage immune therapies targeting cancer and infectious diseases.

Our diagnostics business, BioReference Health, LLC (“BioReference”), is a highly specialized laboratory in the United States, with a sales and marketing team focused on growth and new product integration, including the 4Kscore® prostate cancer test. BioReference® offers a broad spectrum of diagnostic testing services for oncology, urology (4Kscore), and corrections nationwide, setting new standards with our industry-leading turnaround times. BioReference also provides comprehensive clinical and women’s health testing in New York and New Jersey. Our test offerings are backed by a team of board-certified medical professionals and driven by the latest healthcare guidelines and standards- marketed directly to physicians, geneticists, hospitals, clinics, correctional facilities, and other healthcare providers.   On September 16, 2024 we completed an agreement to sell select assets of BioReference to Laboratory Corporation of America Holdings ("Labcorp"), as described below.

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

RECENT DEVELOPMENTS

ModeX Expands BARDA Collaboration

In September 2024, ModeX entered into two amendments (the "BARDA Amendments") to modify the scope and funding with our existing contract with the Biomedical Advanced Research and Development Authority (BARDA), part of the Administration for Strategic Preparedness and Response at the U.S. Department of Health and Human Services. The BARDA Amendment increased the total contract value to $110.0 million, with a potential value of $205 million if BARDA exercises all options thereunder to expand ModeX's services. The BARDA Amendment includes a $26.9 million supplement to accelerate the development of our COVID-19 program, including a Phase 1 clinical trial for a next-generation multispecific antibody with broad neutralizing activity against SARS-CoV-2 variants. Additionally, BARDA exercised a $24.1 million option to initiate the development of a multispecific antibody for influenza or another pathogen.

Completion of Disposition of Select BioReference Assets

On September 16, 2024, the Company completed the sale of certain assets of BioReference (the “BioReference Transaction”) to Labcorp. Labcorp paid to the Company aggregate consideration of $237.5 million in cash, which is subject to certain adjustments as set forth in the Labcorp Asset Purchase Agreement (as defined in Note 1 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q (our "Quarterly Financial Statements")). The assets acquired by Labcorp include BioReference's laboratory testing businesses focused on clinical diagnostics, reproductive health, and women's health across the United States, excluding New York and New Jersey operations. We retained our oncology and urology diagnostic services nationwide. The BioReference assets were formerly part of our diagnostics segment. We recognized a gain of $121.5 million from the BioReference Transaction for the three and nine months ended September 30, 2024.

Stock Repurchase Program

On July 18, 2024, our Board of Directors authorized the repurchase of up to $100 million of our Common Stock. Under this program, we may repurchase shares through various methods, including open market purchases, block trades, privately negotiated transactions and accelerated share repurchases, as well as pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Exchange Act, and otherwise in compliance with applicable laws. The timing and volume of repurchases will depend on market conditions, our capital management, investment opportunities, and other factors. The program does not obligate us to repurchase any specific number of shares, has no set expiration date, and may be modified, suspended, or discontinued at our discretion. The Company repurchased 14,893,026 shares for approximately $23.8 million during the three months ended September 30, 2024.

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

RESULTS OF OPERATIONS

Foreign Currency Exchange Rates

Approximately 22.3% of our revenue for the nine months ended September 30, 2024, was denominated in currencies other than the U.S. Dollar (USD). This compares to 30.7% for the same period in 2023. Our financial statements are reported in USD; therefore, fluctuations in exchange rates affect the translation of foreign-denominated revenue and expenses. During the second quarter of 2024 and the year ended December 31, 2023, our most significant currency exchange rate exposures were to the Euro and the Chilean Peso. Gross accumulated currency translation adjustments, recorded as a separate component of shareholders’ equity, totaled $36.2 million and $34.6 million at September 30, 2024 and December 31, 2023, respectively.

We are subject to foreign currency transaction risk due to fluctuations in exchange rates between the time a transaction is initiated and settled. To mitigate this risk, we use foreign currency forward contracts. These contracts fix an exchange rate, allowing us to offset potential losses (or gains) caused by exchange rate changes at the settlement date. As of September 30, 2024, we held no open foreign exchange forward contracts related to inventory purchases on letters of credit. As of December 31, 2023, we held 52 open foreign exchange forward contracts related to inventory purchases on letters of credit. These contracts matured monthly through January 2024 with a total notional value of approximately $2.9 million.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Our consolidated (loss) income from operations for the three months ended September 30, 2024 and 2023 was as follows:

	For the three months ended September 30,
(In thousands)	2024	2023	Change	% Change
Revenues:
Revenue from services	$121,271	$131,679	$(10,408)	(8)%
Revenue from products	39,143	40,670	(1,527)	(4)%
Revenue from transfer of intellectual property and other	13,218	6,246	6,972	112%
Total revenues	173,632	178,595	(4,963)	(3)%
Costs and expenses:
Cost of revenue	133,503	130,918	2,585	2%
Selling, general and administrative	98,203	72,240	25,963	36%
Research and development	28,770	19,435	9,335	48%
Contingent consideration	—	(1,125)	1,125	100%
Amortization of intangible assets	20,433	21,534	(1,101)	(5)%
Gain on sale of assets	(121,493)	—	(121,493)	(100)%
Total costs and expenses	159,416	243,002	(83,586)	(34)%
Income (loss) from operations	$14,216	$(64,407)	$78,623	122%

Diagnostics

	For the three months ended September 30,
(In thousands)	2024	2023	Change	% Change
Revenues
Revenue from services	$121,271	$131,679	$(10,408)	(8)%
Total revenues	121,271	131,679	(10,408)	(8)%
Costs and expenses:
Cost of revenue	108,846	106,375	2,471	2%
Selling, general and administrative	70,946	48,799	22,147	45%
Research and development	493	537	(44)	(8)%
Amortization of intangible assets	3,938	5,049	(1,111)	(22)%
Gain on sale of assets	(121,493)	—	(121,493)	(100)%
Total costs and expenses	62,730	160,760	(98,030)	(61)%
Income (loss) from operations	$58,541	$(29,081)	$87,622	301%

Revenue. Revenue from services for the three months ended September 30, 2024 decreased by approximately $10.4 million, a decrease of 7.9% compared to the same period in 2023. This decrease was primarily due to a $2.0 million reduction in clinical test reimbursement rates and an $8.4 million decrease in clinical test volume, of which $3.3 million was attributable to the BioReference Transaction.

Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. For the three months ended September 30, 2024 and 2023, we recorded $0.7 million and $1.5 million, respectively. These adjustments reflect changes in estimated implicit price concessions for services provided in prior periods, primarily due to shifts in the composition of our client mix

The composition of revenue from services by payor for the three months ended September 30, 2024 and 2023 was as follows:

	Three months ended September 30,
(In thousands)	2024	2023
Healthcare insurers	$76,184	$81,469
Government payers	20,368	19,909
Client payers	20,773	25,906
Patients	3,946	4,395
Total	$121,271	$131,679

Cost of revenue. Cost of revenue for the three months ended September 30, 2024 increased $2.5 million, an increase of 2.3% compared to the three months ended September 30, 2023. The increase is primarily due to $4.2 million in accruals set aside to cover volume shortfalls on contracts as a result of the Labcorp transaction.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2024 and 2023 were $71.0 million and $48.8 million, respectively, representing an increase of 45.4% from the prior period. The increase in selling, general and administrative expenses was primarily due to severance expense of $26.3 million, offset by a decrease in employee-related expenses, reflecting continued cost-reduction initiatives.

Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Three months ended September 30,
(In thousands)	2024	2023
Research and development employee-related expenses	$161	$446
Other internal research and development expenses	332	91
Total research and development expenses	$493	$537

The decrease in research and development expenses for the three months ended September 30, 2024 as compared to 2023 was primarily due to a decrease in employee-related expenses as a result of the continued cost-reduction initiatives implemented at BioReference.

Amortization of intangible assets. Amortization of intangible assets was $3.9 million and $5.1 million, respectively, for the three months ended September 30, 2024 and 2023. The decrease is primarily attributable to the BioReference Transaction, which impacted the amount of amortizable intangible assets.

Gain on sale of assets. Gain on sale of assets for the three months ended September 30, 2024, was $121.5 million which reflects the gain on sale from the BioReference Transaction.

Pharmaceuticals

	For the three months ended September 30,
(In thousands)	2024	2023	Change	% Change
Revenues:
Revenue from products	$39,143	$40,670	$(1,527)	(4)%
Revenue from transfer of intellectual property and other	13,218	6,246	6,972	112%
Total revenues	52,361	46,916	5,445	12%
Costs and expenses:
Cost of revenue	24,657	24,543	114	0%
Selling, general and administrative	15,161	13,503	1,658	12%
Research and development	28,244	18,885	9,359	50%
Contingent consideration	—	(1,125)	1,125	100%
Amortization of intangible assets	16,495	16,485	10	0%
Total costs and expenses	84,557	72,291	12,266	17%
Loss from operations	$(32,196)	$(25,375)	$(6,821)	(27)%

Revenue from products. Revenue from products for the three months ended September 30, 2024 decreased $1.5 million or 3.8%, compared to the three months ended September 30, 2023. This decrease was largely attributable to lower Rayaldee sales, which generated $5.8 million of revenue for the three months ended September 30, 2024, compared to $7.3 million for the same period in 2023. In addition, demand for our products in international operations increased, foreign currency fluctuations also negatively impacted revenue.

Revenue from transfer of intellectual property and other. For the three months ended September 30, 2024, revenue from the transfer of intellectual property and other was $13.2 million compared to $6.3 million for the prior year period. This increase was primarily attributable to $5.5 million from the BARDA Contract (as defined and described in Note 14 to our Quarterly Financials). Gross profit share and royalty payments for NGENLA (Somatrogon) and Pfizer's Genotropin® (Somatropin) also increased to $7.0 million, compared with $4.9 million for the same period in 2023.

Cost of revenue. Cost of revenue for the three months ended September 30, 2024 increased $0.1 million, an increase of 0.5%, compared to the three months ended September 30, 2023. Cost of revenue increased primarily due to a shift in product mix offset by favorable foreign currency exchange, which had a positive impact on cost of revenue, reducing it by $1.5 million.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2024 and 2023 were $15.2 million and $13.5 million, respectively, an increase of 12.3% from the prior year period. This increase was primarily driven by higher professional fees. Additionally, employee-related expenses also contributed to the increase in SG&A in our international operations.

Research and development expenses. Research and development expenses for the three months ended September 30, 2024 and 2023 were $28.2 million and $18.9 million, respectively, an increase of 49.6% from the prior year period. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Three months ended September 30,
(In thousands)	2024	2023
External expenses:
Manufacturing expense for biological products	$9,355	$4,060
Phase 3 studies	684	744
Post-marketing studies	226	184
Earlier-stage programs	7,481	7,122
Research and development employee-related expenses	10,276	8,822
Other internal research and development expenses	2,031	1,034
Third-party grants and funding from collaboration agreements	(1,809)	(3,081)
Total research and development expenses	$28,244	$18,885

Research and development expenses for the three months ended September 30, 2024 increased primarily due to higher expenses at ModeX. This increase was driven by a combination of factors, including growth in our BARDA collaboration, advancements and expansion in our early-stage programs, and higher employee-related expenses.

Contingent consideration. Contingent consideration for the three months ended September 30, 2024 was zero, as compared to $1.1 million reversal of expense for the three months ended September 30, 2023. Contingent consideration for the three months ended September 30, 2023 was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal, and potential amounts payable to former stockholders of OPKO Renal in connection therewith, pursuant to our acquisition agreement in 2013.

Amortization of intangible assets. Amortization of intangible assets was $16.5 million and $16.5 million, respectively, for the three months ended September 30, 2024 and 2023. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years.

Corporate

	For the three months ended September 30,
(In thousands)	2024	2023	Change	% Change
Costs and expenses:
Selling, general and administrative	$12,096	$9,938	$2,158	22%
Research and development	33	13	20	154%
Total costs and expenses	12,129	9,951	2,178	22%
Loss from operations	$(12,129)	$(9,951)	$(2,178)	(22)%

Operating loss for our unallocated corporate operations for the three months ended September 30, 2024 and 2023 was $12.1 million and $10.0 million, respectively, and principally reflect general and administrative expenses incurred in connection with our corporate operations. The increase in operating loss for our unallocated corporate operations was primarily due to an increase in employee-related expenses.

Other

Interest income. Interest income for the three months ended September 30, 2024 and 2023 was $2.9 million and $1.0 million, respectively. The increase in interest income is driven by the yield obtained in our larger cash investment.

Interest expense. Interest expense increased to $17.4 million for the three months ended September 30, 2024, compared to $3.4 million in the same period of 2023. The increase in interest expense was primarily driven by $14.6 million interest incurred on the 2029 Convertible Notes and the 2044 Notes, including amortization of deferred financing and debt issuance costs. This increase was partially offset by the extinguishment of our outstanding 2023 Convertible Notes and the repurchase of the 2025 Convertible Notes.

Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the three months ended September 30, 2024 and 2023, was $1.0 thousand and $88.0 thousand of expense, respectively. Derivative expense was principally related to foreign currency forward exchange contracts at OPKO Chile.

Other income (expense), net. Other income (expense), net for the three months ended September 30, 2024, resulted in $48.6 million of income compared to $11.7 million of expense for the 2023 period. This was primarily driven by changes in the fair value of our investment in GeneDx Holdings (as defined in Note 6 to our Quarterly Financials). During the three months ended September 30, 2024, we recorded income of $35.4 million related to this investment, compared to an expense of $8.3 million in the prior-year period. Additionally, we realized a gain of $10.5 million from the sale of 1,386,929 shares of GeneDx during the three months ended September 30, 2024. Foreign currency income of $4.1 million was recorded for the 2024 period, compared with a $3.8 million expense in the 2023 period.

Income tax provision. Our income tax provision for the three months ended September 30, 2024 and 2023 was $23.5 million and $6.1 million, respectively. This significant increase was primarily driven by a discrete expense related to the BioReference Transaction. While the U.S. federal statutory rate is 21%, our effective tax rate for the three months ended September 30, 2024 and 2023 differed from this rate primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions and operating results in tax jurisdictions which do not result in a tax benefit.

Loss from investments in investees. We have invested in certain early-stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as an equity holder. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses Loss from investments in investees was $3.0 thousand and $20.0 thousand for the three months ended September 30, 2024 and 2023, respectively.

FOR THE nine months ended September 30, 2024 and 2023

Our consolidated loss from operations for the nine months ended September 30, 2024 and 2023 was as follows:

	For the nine months ended September 30,
(In thousands)	2024	2023	Change	% Change
Revenues:
Revenue from services	$377,557	$391,100	$(13,543)	(3)%
Revenue from products	117,675	124,553	(6,878)	(6)%
Revenue from transfer of intellectual property and other	34,272	165,938	(131,666)	(79)%
Total revenues	529,504	681,591	(152,087)	(22)%
Costs and expenses:
Cost of revenue	395,653	408,171	(12,518)	(3)%
Selling, general and administrative	237,191	227,676	9,515	4%
Research and development	74,789	70,199	4,590	7%
Contingent consideration	—	(1,023)	1,023	100%
Amortization of intangible assets	62,290	64,543	(2,253)	(3)%
Gain on sale of assets	(121,493)	—	(121,493)	(100)%
Total costs and expenses	648,430	769,566	(121,136)	(16)%
Loss from operations	$(118,926)	$(87,975)	$(30,951)	(35)%

Diagnostics

	For the nine months ended September 30,
(In thousands)	2024	2023	Change	% Change
Revenues
Revenue from services	$377,557	$391,100	$(13,543)	(3)%
Total revenues	377,557	391,100	(13,543)	(3)%
Costs and expenses:
Cost of revenue	325,797	333,463	(7,666)	(2)%
Selling, general and administrative	161,208	153,992	7,216	5%
Research and development	1,545	1,843	(298)	(16)%
Amortization of intangible assets	12,943	15,146	(2,203)	(15)%
Gain on sale of assets	(121,493)	—	(121,493)	(100)%
Total costs and expenses	380,000	504,444	(124,444)	(25)%
Loss from operations	$(2,443)	$(113,344)	$110,901	98%

Revenue. Revenue from services for the nine months ended September 30, 2024 decreased by approximately $13.5 million, a decrease of 3.5% compared to the nine months ended September 30, 2023. This decrease was primarily due to a $6.5 million reduction in clinical test reimbursement rates and an $7.0 million decrease in clinical test volume, of which $3.3 million was attributable to the BioReference Transaction.

Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. For the nine months ended September 30, 2024 and 2023, we recorded $2.2 million and $19.8 million, respectively, of negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods mainly due to the composition of patient pay mix.

The composition of revenue from services by payor for the nine months ended September 30, 2024 and 2023 was as follows:

	Nine months ended September 30,
(In thousands)	2024	2023
Healthcare insurers	$229,600	$238,934
Government payers	63,561	61,250
Client payers	71,521	77,973
Patients	12,875	12,943
Total	$377,557	$391,100

Cost of revenue. Cost of revenue for the nine months ended September 30, 2024 decreased $7.7 million, a decrease of 2.3% compared to the nine months ended September 30, 2023. Cost of revenue decreased primarily due to lower employee headcount, reflecting our continued cost-reduction initiatives implemented at BioReference, changes in the mix of testing ordered during the period, and by a decrease in consumption reflecting the timing of the BioReference Transaction.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2024 and 2023 were $161.2 million and $154.0 million, respectively, representing a decrease of 4.7% from the prior period. The increase in selling, general and administrative expenses was primarily due to severance expense of $26.3 million, offset by a decrease in employee-related expenses, reflecting continued cost-reduction initiatives.

Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Nine months ended September 30,
	2024	2023
Research and development employee-related expenses	$1,006	$1,292
Other internal research and development expenses	539	551
Total research and development expenses	$1,545	$1,843

The decrease in research and development expenses for the nine months ended September 30, 2024 was primarily due to a decrease in employee-related expenses as a result of the continued cost-reduction initiatives implemented at BioReference.

Amortization of intangible assets. Amortization of intangible assets was $12.9 million and $15.2 million, respectively, for the nine months ended September 30, 2024 and 2023. The decrease is primarily attributable to the BioReference Transaction, which impacted the amount of amortizable intangible assets.

Gain on sale of assets. Gain on sale of assets for the nine months ended September 30, 2024, was $121.5 million due to the BioReference Transaction that closed during the third quarter of 2024.

Pharmaceuticals

	For the nine months ended September 30,
(In thousands)	2024	2023	Change	% Change
Revenues:
Revenue from products	$117,675	$124,553	$(6,878)	(6)%
Revenue from transfer of intellectual property and other	34,272	165,938	(131,666)	(79)%
Total revenues	151,947	290,491	(138,544)	(48)%
Costs and expenses:
Cost of revenue	69,856	74,708	(4,852)	(6)%
Selling, general and administrative	44,264	41,895	2,369	6%
Research and development	73,177	68,304	4,873	7%
Contingent consideration	—	(1,023)	1,023	100%
Amortization of intangible assets	49,347	49,397	(50)	(0)%
Total costs and expenses	236,644	233,281	3,363	1%
(Loss) income from operations	$(84,697)	$57,210	$(141,907)	(248)%

Revenue from products. Revenue from products for nine months ended September 30, 2024 decreased $6.9 million or 5.5%, compared to the nine months ended September 30, 2023. While we experienced higher sales volumes in 2024 compared to 2023, this increase was more than offset by unfavorable foreign exchange fluctuations of approximately $6.7 million from our international operations, resulting in an overall decrease in revenue. Additionally, revenue from sales of Rayaldee for the nine months ended September 30, 2024, was $19.9 million compared to $21.7 million recorded in the same period in 2023.

Revenue from transfer of intellectual property and other. For the nine months ended September 30, 2024, revenue from the transfer of intellectual property and other was $34.3 million compared to $165.9 million for the prior period. This decrease was primarily due to one-time milestone payments received in 2023, including a $90.0 million payment triggered by the FDA approval of NGENLA (Somatrogon), a $50.0 million payment from Merck for rights granted under the Merck Agreement (as defined and described in Note 14 to our Quarterly Financials), a $7.0 million payment from VFMCRP triggered by the German price approval for Rayaldee (as described in Note 14 to our Quarterly Financials) and a $2.5 million payment from Nicoya due to Nicoya’s submission of the investigational new drug application to China's Center for Drug Evaluation pursuant to the Nicoya Agreement (as described in Note 14 to our Quarterly Financials). For the nine months ended September 30, 2024, revenue from the transfer of intellectual property and other reflects $18.9 million in gross profit share and royalty payments for NGENLA (Somatrogon) and Pfizer's Genotropin® (Somatropin), compared with $11.8 million received in the same period in 2023. Furthermore, revenue for the nine months ended September 30, 2024 included $12.8 million from the BARDA Contract (as defined and described in Note 14 to our Quarterly Financials).

Cost of revenue. Cost of revenue for the nine months ended September 30, 2024 decreased $4.9 million, a decrease of 6.5% compared to the nine months ended September 30, 2023 which was primarily driven by favorable foreign exchange fluctuations. Despite increased sales volumes during the period, which typically increases cost of revenue, we were able to achieve this decrease due to a combination of factors. Favorable foreign currency fluctuations positively impacted cost of revenue, and we also realized a $2.6 million reduction in Rayaldee cost of revenue resulting from a lower standard cost per bottle.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2024 and 2023 were $44.3 million and $41.9 million, respectively, an increase of 5.7% from the prior year period. The increase in selling, general and administrative expenses was due to higher employee-related and professional expenses related to our international operations.

Research and development expenses. Research and development expenses for the nine months ended September 30, 2024 and 2023 were $73.2 million and $68.3 million, respectively, an increase of 7.1% from the prior year period. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Nine months ended September 30,
(In thousands)	2024	2023
External expenses:
Manufacturing expense for biological products	$22,590	$10,039
Phase III studies	1,332	3,871
Post-marketing studies	514	342
Earlier-stage programs	25,505	37,197
Research and development employee-related expenses	28,132	25,584
Other internal research and development expenses	5,969	3,037
Third-party grants and funding from collaboration agreements	(10,865)	(11,766)
Total research and development expenses	$73,177	$68,304

Research and development expenses for the nine months ended September 30, 2024, increased primarily to growth in our BARDA collaboration and higher employee-related expenses. These increases were partially offset by a one-time payment to Sanofi of $12.5 million made in 2023 pursuant to the Sanofi In-License Agreement, which was triggered as a result of the Merck Agreement, and lower costs related to Somatrogon (hGH-CTP) following the closure of open-label extension studies in countries where it has received marketing authorization.

Contingent consideration. Contingent consideration for the nine months ended September 30, 2024 was zero, as compared to a  $1.0 million reversal of expense for the nine months ended September 30, 2023. Contingent consideration for the nine months ended September 30, 2023 was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal, and potential amounts payable to former stockholders of OPKO Renal in connection therewith, pursuant to our acquisition agreement in 2013.

Amortization of intangible assets. Amortization of intangible assets was $49.4 million for both for the nine months ended September 30, 2024 and 2023. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years.

Corporate

	For the nine months ended September 30,
(In thousands)	2024	2023	Change	% Change
Costs and expenses:
Selling, general and administrative	$31,719	$31,789	$(70)	(0)%
Research and development	67	52	15	29%
Total costs and expenses	31,786	31,841	(55)	(0)%
Loss from operations	$(31,786)	$(31,841)	$55	0%

Operating loss for our unallocated corporate operations for the nine months ended September 30, 2024 and 2023 was $31.8 million and $31.8 million, respectively, and principally reflect general and administrative expenses incurred in connection with our corporate operations.

Other

Interest income. Interest income for the nine months ended September 30, 2024 and 2023 was $4.1 million and $3.1 million, respectively. The increase is driven by  higher average cash and investment balances as a result of the cash received from the BioReference Transaction and the issuance of the 2044 Notes.

Interest expense. Interest expense increased to $33.2 million for the nine months ended September 30, 2024, compared to $10.1 million in the same period of 2023. The increase was primarily driven by interest incurred on the 2029 Convertible Notes and the 2044 Senior Secured Notes, including amortization of deferred financing and debt issuance costs. This increase was partially offset by the extinguishment of our outstanding 2023 Convertible Notes in connection with their exchange for 2029 Convertible Notes and the repurchase of a portion of the 2025 Convertible Notes.

Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the nine months ended September 30, 2024 and 2023, was $26.2 million and $0.8 million of expense, respectively. Derivative expense was principally related to the change in fair value on the 2029 Convertible Notes and on foreign currency forward exchange contracts at OPKO Chile.

Other income (expense), net. Other income (expense), net for the nine months ended September 30, 2024, was $128.8 million of income, compared to $16.1 million of expense for the 2023 period. Other income (expense), net for the nine months ended September 30, 2024 and 2023, included $118.6 million of income and $19.9 million of expense, respectively, as a result of the change in the fair value of our investment in GeneDx Holdings (as defined in Note 6 to our Quarterly Financials). Furthermore, the nine months ended September 30, 2023, reflected $8.5 million of income due to GeneDx Holdings reaching specific revenue targets for the fiscal year ending December 31, 2022. Finally, a foreign currency gain of $0.1 million was recorded for the 2024 period, compared with a $1.8 million loss in the 2023 period.

Income tax provision. Our income tax provision for the nine months ended September 30, 2024 and 2023 was a $21.9 million and $10.5 million, respectively. For the nine months ended September 30, 2024 and 2023, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, a discrete expense impact related to the BioReference Transaction, the impact of the payments under Merck Agreement, and operating results in tax jurisdictions which do not result in a tax benefit.

Loss from investments in investees. We have invested in certain early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as an equityholder. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses. Loss from investments in investees was $7.0 thousand and $99.0 thousand for the nine months ended September 30, 2024 and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2024, we had cash, cash equivalents and restricted cash of approximately $420.1 million. Cash used in operations of $139.1 million for the nine months ended September 30, 2024 was primarily driven by a $121.5 million gain on the sale of assets related to the BioReference Transaction and $94.6 million change in fair value from equity securities. We also incurred general and administrative expenses related to our corporate operations and research and development activities. Cash from investing activities was $236.2 million for the nine months ended September 30, 2024 primarily reflected both the proceeds from the BioReference Transaction and the sale of equity securities, offset by capital expenditures. Cash provided by financing activities for the nine months ended September 30, 2024 of $224.6 million primarily reflected net borrowings on our lines of credit, the issuance of our 2029 Convertible Notes, the issuance of the 2044 Notes, the redemption of the 2025 Notes, and repurchase of shares of our Common Stock. We have historically not generated sustained positive cash flow sufficient to offset our operating and other expenses, and our primary sources of cash have been from the public and private placement of equity and debt, as well as credit facilities available to us.

In September 2024, ModeX entered into the BARDA Amendment which increased funding by $26.9 million, for the ongoing development, manufacturing, and execution of a Phase 1 clinical trial for a next-generation MSTAR multispecific antibody with broad neutralizing activity against known variants of SARS-CoV-2. The BARDA Amendment also included BARDA's exercise of an option for the development of a multispecific protein antibody for influenza or another pathogen, with the additional funding allocated to cover the expanded work. These modifications increased the total value of the BARDA Contract to $110.0 million, with a potential value, of $205.0 million if BARDA exercises all options thereunder thereunder to expand MOdeX's services. The BARDA Contract covers a five-year period through February 2028. We expect this funding will support the development of a second novel multispecific antibody to SARS-CoV-2, from preclinical through Phase 1 trials, as well as preclinical work on gene-based expression of multispecific antibodies to SARS-CoV-2, including mRNA and/or DNA vectors. In addition, ModeX will begin development of influenza multispecifics with gene and/or protein delivery modalities. As of September 30, 2024, the aggregate amount remaining to be funded by BARDA, which is subject to performance obligations and excluding unexercised contract options, is $96.0 million.

On September 16, 2024, the Company consummated the BioReference Transaction, pursuant to which Labcorp acquired select assets of the Company's subsidiary, BioReference. Labcorp paid to the Company aggregate consideration of $237.5 million in cash, subject to certain adjustments as set forth in the Labcorp Asset Purchase Agreement. The assets acquired by Labcorp include BioReference's laboratory testing businesses focused on clinical diagnostics, reproductive health, and women's health across the United States, excluding New York and New Jersey operations.

During the third quarter of 2024, the Company sold 1,386,929 shares of GeneDx Holdings common stock at various prices per share for approximately $46.7 million in aggregate proceeds. This sale reduced the Company's total ownership in GeneDx Holdings from 13.61% to 8.1% as of September 30, 2024. As of September 30, 2024, the aggregate value of our GeneDx Holdings investment was $92.2 million based on the closing market price of the GeneDx Holdings common stock.

On July 18, 2024, our Board of Directors authorized the repurchase of up to $100 million of our Common Stock. Under this program, we may repurchase shares through various methods, including open market purchases, block trades, privately negotiated transactions and accelerated share repurchases, as well as pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Exchange Act, and otherwise in compliance with applicable laws. The timing and volume of repurchases will depend on market conditions, our capital management, investment opportunities, and other factors. The program does not obligate us to repurchase any specific number of shares, has no set expiration date, and may be modified, suspended, or discontinued at our discretion. In connection with this new authorization, the Company repurchased 14,893,026 shares for $23.8 million during the three months ended September 30, 2024.

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

In January 2024, we completed a private offering of $230.0 million aggregate principal amount of our 2029 Convertible 144A Notes in accordance with the terms of the 144A Note Purchase Agreement entered into by and between the Company and the Initial Purchaser.

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

Additionally, the Company issued and sold approximately $71.1 million aggregate principal amount of the 2029 Convertible Affiliate Notes pursuant to the terms of the Affiliate Note Purchase Agreement by and among the Company and the Affiliate Purchasers. Pursuant to the Affiliate Note Purchase Agreement, the Company issued and sold the 2029 Convertible Affiliate Notes to the Affiliate Purchasers in exchange for $55.0 million aggregate principal amount of 2023 Convertible Notes, held by the Affiliate Purchasers, together with approximately $16.1 million of accrued but unpaid interest thereon. Following such exchange, no 2023 Convertible Notes remained outstanding.

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

ModeX and Merck have established a strategic collaboration with a detailed research plan to guide the development of such a vaccine or related product. This plan includes the creation of a joint steering committee and the potential use of third-party contract development and manufacturing organization carry out such activities unless otherwise agreed. Merck will reimburse ModeX for development costs incurred as part of this research plan. To date, we have incurred $24.5 million of development costs related to the Epstein -Barr Virus, for which Merck has provided reimbursement in full.

As of September 30, 2024, the total commitments under our lines of credit with financial institutions in Chile and Spain were $30.0 million, of which $11.7 million was drawn as of September 30, 2024. On September 30, 2024, the weighted average interest rate on these lines of credit was approximately 5.4%. These lines of credit are short-term and are used primarily as a source of working capital. The highest aggregate principal balance at any time outstanding during the nine months ended September 30, 2024 was $23.6 million. We intend to continue to draw under these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.

Separately, on September 16, 2024, BioReference fully repaid its obligations and terminated the Credit Agreement as amended and restated. BioReference paid approximately $9.7 million to settle its obligations, incurring no prepayment premium or penalty.

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

We believe that the cash, cash equivalents and restricted cash on hand at September 30, 2024, which includes the amounts received from the sale of the 2044 Notes and the BioReference Transaction, are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements, and the timing of those requirements, will depend on a number of factors, including the approval and success of our products and products in development, particularly our long acting Somatrogon (hGH-CTP) for which we have received approval in over 50 markets, including the United States, Europe, Japan, Australia and Canada, the commercial success of Rayaldee, BioReference’s financial performance, possible acquisitions and dispositions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and results of government investigations, payor claims, existing legal proceedings (including the ITA litigation) and those that may arise in the future. We have historically not generated sustained positive cash flow and if we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions or reduce our marketing or sales efforts or cease operations.

The following table provides information as of September 30, 2024, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations	Remaining three months ending
(In thousands)	December 31, 2024	2025	2026	2027	2028	Thereafter	Total
Open purchase orders	$38,588	$4,959	$415	$—	$—	$—	$43,962
Operating leases	3,310	12,382	10,874	10,026	9,245	18,961	64,798
Finance leases	520	1,740	1,316	806	203	1,959	6,544
2029, 2025 and 2033 Convertible Notes	—	170	—	—	—	178,695	178,865
2044 notes	—	—	—	—	—	245,358	245,358
Lines of credit	13,222	—	—	—	—	—	13,222
Interest commitments	2,875	11,387	11,366	11,349	11,363	468	48,808
Total	$58,515	$30,638	$23,971	$22,181	$20,811	$445,441	$601,557

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

Approximately 22.3% of our revenue for the nine months ended September 30, 2024 was denominated in currencies other than the U.S. Dollar (USD). This compares to 30.7% for the same period in 2023. Our financial statements are reported in USD; therefore, fluctuations in exchange rates affect the translation of foreign-denominated revenue and expenses. In the first nine months of 2024 and for the year ended December 31, 2023, our most significant currency exchange rate exposures were to the Euro and the Chilean Peso. Gross accumulated currency translation adjustments, recorded as a separate component of shareholders’ equity, totaled $36.2 million and 34.6 million at September 30, 2024 and December 31, 2023, respectively. For information on such open foreign exchange forward contracts for the nine months ended September 30, 2024 and 2023 see “Management’s Discussion and Analysis—Results of Operations— Foreign Currency Exchange Rates.”

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

At September 30, 2024, we had cash, cash equivalents and restricted cash of $420.1 million. The weighted average interest rate related to our cash, cash equivalents and restricted cash for the nine months ended September 30, 2024 was approximately 3.1%. As of September 30, 2024, the principal outstanding balances under our Chilean and Spanish lines of credit was $11.7 million in the aggregate at a weighted average interest rate of approximately 5.4%.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes to the Company’s Internal Control Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period covered by this Quarterly Report on Form 10-Q, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, or previously reported on Quarterly Reports on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our share repurchase activity for the quarter ended September 30, 2024 [(dollars in thousands, except per share amounts)]

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs
July 1, 2024 to July 31, 2024	—	$-	—	—
August 1, 2024 to August 31, 2024	7,121,936	1.58	7,121,936	92,878,064
September 1, 2024 to September 30, 2024	7,771,090	1.61	7,771,090	85,106,974
Total	14,893,026	$1.60	14,893,026	85,106,974

1.

All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorizes the repurchase of up to $100 million of our common stock. We publicly announced this program on July 18, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended September 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit 10.1+	Note Purchase Agreement dated July 17, 2024 by and among the Company, certain purchasers party thereto, OPKO Biologics Limited, Eirgen Pharma Ltd. and HCR Injection SPV, LLC as agent, filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2024, and incorporated herein by reference.
Exhibit 10.2	Form of Note, dated July 17, 2024, filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2024, and incorporated herein by reference.
Exhibit 31.1*

Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2024.

Exhibit 31.2*

Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2024.

Exhibit 32.1*

Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2024.

Exhibit 32.2*

Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2024.

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

Date: November 7, 2024	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President and Chief Financial
Officer