Form 10-K
period 2024-12-31
OPKO HEALTH, INC.
filed 2025-03-03
CIK 944809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was: $414,913,527.

As of January 31, 2025, the registrant had 671,550,270 shares of its common stock, par value $0.01 per share (“Common Stock”) outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

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

Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:

•	we have had a history of losses and may not generate sustained positive cash flow sufficient to fund our operations and research and development programs;

•	our need for, and ability to obtain, additional financing when needed on favorable terms, or at all;

•	adverse results in material litigation matters or governmental inquiries;

•	the risks inherent in developing, obtaining regulatory approvals for and commercializing new, commercially viable and competitive products and treatments;

•	our research and development activities may not result in commercially viable products;

•	that earlier clinical results of effectiveness and safety may not be reproducible or indicative of future results;

•	that we may not generate or sustain profits or cash flow from our laboratory operations or substantial revenue from NGENLA (Somatrogon), Rayaldee, and our other pharmaceutical and diagnostic products;

•	our ability to manage our changing operations;

•	that our acquisition of ModeX Therapeutics, Inc. will be successful and the products in the R&D pipeline will ultimately be commercialized;

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

•

disruptions to operations, including impact on employees, and business continuity, including physical damage or impaired access to company facilities, office of technology from the recent conflict in the Middle East;

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

ITEM 1.     BUSINESS

OVERVIEW

We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our pharmaceutical business features Somatrogon (hGH-CTP), a once-weekly human growth hormone injection. We have partnered with Pfizer Inc. (“Pfizer”) for further development and commercialization of Somatrogon (hGH-CTP). Regulatory approvals for Somatrogon (hGH-CTP) for the treatment of children and adolescents as young as three years of age with growth disturbance due to insufficient secretion of growth hormone, have been secured in more than 50 markets worldwide, including in the United States, European Union Member States, Japan, Canada, and Australia under the brand name NGENLA®. Also, through our pharmaceutical division, we manufacture and sell Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency.

Our subsidiary, ModeX Therapeutics, Inc. (“ModeX”), which we acquired in May 2022, is a biotechnology company focused on developing innovative multi-specific immune therapies for cancer and infectious disease candidates. ModeX has a robust early-stage pipeline with assets in key areas of immuno-oncology and infectious diseases, and we intend to further expand our pharmaceutical product pipeline through ModeX’s portfolio of development candidates.

Our diagnostics business, BioReference Health, LLC (“BioReference”), is a highly specialized laboratory in the United States, with a sales and marketing team focused on growth and new product integration, including the 4Kscore® prostate cancer test. BioReference® offers a broad spectrum of diagnostic testing services for oncology, urology (4Kscore), and corrections nationwide, setting new standards with our industry-leading turnaround times. BioReference also provides comprehensive clinical and women’s health testing in New York and New Jersey. Our test offerings are backed by a team of board-certified medical professionals and driven by the latest healthcare guidelines and standards-marketed directly to physicians, geneticists, hospitals, clinics, correctional facilities, and other healthcare providers. We market our laboratory testing services directly to physicians, geneticists, hospitals, clinics, correctional and other health facilities. On September 16, 2024 we consummated the sale of certain assets of BioReference to Laboratory Corporation of America Holdings (“Labcorp”), as described below.

We operate established, revenue-generating pharmaceutical platforms in Spain, Ireland, Chile, and Mexico, our most such significant platforms, which contribute to positive cash flow and facilitate future market entry for our products currently in development. In addition to these platforms, we have a development and commercial supply pharmaceutical company, as well as a global supply chain operation. We also manufacture specialty active pharmaceutical ingredients (“APIs”) in Israel through our subsidiary, FineTech.

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

•

continue to support Pfizer’s efforts to seek approval for additional indications for Somatrogon (hGH-CTP). Somatrogon under the brand name NGENLA® is currently sold by Pfizer in over 50 markets, including in the United States, European Union Member States, Japan, Canada, and Australia; and

•	enter into collaborations and strategic partnerships designed to help advance and develop our product candidates.

Additionally, we plan to continue to leverage ModeX to further expand our pharmaceutical product line. ModeX is developing next-generation multispecific antibodies and vaccines for the treatment of cancer and infectious disease. ModeX’s growing portfolio has been developed through its proprietary multispecific antibody technology. As compared to traditional approaches, ModeX’s MSTAR platform unites the power of multiple biologic components in a single molecule to create multispecific antibodies and vaccines with greater versatility and potency to better fight complex disease. Its pipeline includes product candidates intended to treat both solid and liquid tumors, as well as several of the world’s most pressing viral threats.

We also plan to continue to commercialize and increase adoption of our 4K score test for use in men aged 45 and older who have not had a prior prostate biopsy or a biopsy negative and have an age specific abnormal total PSA or abnormal digital rectal exam. 4K score is available through BioReference.

CORPORATE INFORMATION

We were originally incorporated in Delaware in October 1991 under the name Cytoclonal Pharmaceutics, Inc., which was later changed to eXegenics, Inc. On March 27, 2007, we were part of a merger with Froptix Corporation and Acuity Pharmaceuticals, Inc., both research and development companies. On June 8, 2007, we changed our name to OPKO Health, Inc. Our shares are publicly traded on the NASDAQ Stock Market under the ticker “OPK” and on the Tel Aviv Stock Exchange under the ticker “OPK”. Our principal executive offices are located in leased office space in Miami, Florida.

We currently manage our operations in two reportable segments: diagnostics and pharmaceuticals. The pharmaceutical segment consists of the pharmaceutical operations we operate in Chile, Mexico, Ireland, Israel, Spain, Ecuador, France, the United States, and our global pharmaceutical research and development operations. The diagnostics segment primarily consists of the clinical laboratory operations of BioReference. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense or income taxes. Refer to Note 18 of our audited consolidated financial statements contained in this Annual Report on Form 10-K (the “Consolidated Financial Statements”) for financial information about our segments and geographic areas.

CURRENT PRODUCTS AND SERVICES AND RELATED MARKETS

Diagnostics

BioReference Health, LLC

BioReference has a legacy of scientific excellence, innovation, and world-class service in laboratory testing solutions. Healthcare has changed in recent years, and BioReference has evolved by adapting our services and solutions aimed at addressing the needs of today’s customers. Laboratory testing and diagnostic excellence remain the cornerstones of the services we provide. As we challenge the limits of specialty diagnostics, we are making strategic efforts to continue to drive innovation and cultivate a unique customer experience at the same time focusing on expanding our reach to match the dynamic needs of an ever-changing healthcare system.

At BioReference, we offer comprehensive laboratory testing services utilized by healthcare providers in the detection, diagnosis, evaluation, monitoring, and treatment of diseases, including, but not limited to, the following: esoteric testing, molecular diagnostics, anatomical pathology, genetics, women’s health and correctional healthcare. BioReference markets and sell these services to physician offices, clinics, hospitals, employers and governmental units. Our clinical and women’s health testing services are concentrated in New York and New Jersey.  For oncology, urology and corrections health services, we offer a full service menu with a national scope.

BioReference’s laboratory testing business consists of routine  and esoteric testing. Routine tests measure various health parameters, such as the functions of the heart, kidney, liver, thyroid and other organs, including such tests as blood cell counts, cholesterol levels, pregnancy, substance abuse and urinalysis. BioReference is in-network with the largest health plans in the United States and many regional plans throughout the country. We typically operate 24 hours per day, 365 days per year and perform and report most routine test results within 24 hours.

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

Additionally, BioReference operates the following highly specialized laboratory departments:

•

GenPath (Urology). Provides cutting-edge Uropathology, including the proprietary prostate cancer biomarker test, the 4Kscore Test®. As a follow-up blood test after an abnormal PSA or DRE, the 4Kscore Test helps assess the probability of finding aggressive prostate cancer on biopsy.

•

GenPath (Oncology). A national leading provider of cutting-edge diagnostics with industry-leading turnaround times, GenPath offers a comprehensive test portfolio to provide a single-source solution to support the continuum of care of cancer patients. Backed by a team of specialized pathologists, GenPath Oncology delivers cutting-edge solutions that meet the unique needs of oncologist and pathologists, ranging from routine clinical and special coagulation to complex genomic testing for tumor sequencing and hereditary cancer syndromes.  Core testing includes (but not limited to):  FLOW, HIC, MicroArray, FISH , ISH, Morphology, and full-service oncology genomics menu.

•

GenPath (Women’s Health). Provides end-to-end laboratory solutions for all women at every stage in their lives. With an evidence-based portfolio designed for OBGYNs, MFMs, and women’s healthcare providers in New York and New Jersey, GenPath Women’s Health offers testing for cervical and vaginal health, reproductive health, and hereditary cancer screening.

BioReference has a sales and marketing team and operates a network of approximately 76 active patient service centers. Our sales and marketing groups are dedicated to urology, oncology, women’s health, genetic testing, correctional health, and large institutions.

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

BioReference provides us with a significant diagnostics commercial infrastructure for marketing and sales that reached approximately 6.5 million patients in 2024. In addition, its team of managed care experts complement our efforts to ensure that payors recognize the value of our diagnostic and laboratory tests for reimbursement purposes.

Disposition of Assets to Labcorp

On September 16, 2024, the Company and BioReference consummated the sale of select assets of BioReference to Labcorp (the “BioReference Transaction”). At closing, Labcorp paid us aggregate consideration of $237.5 million in cash, subject to certain adjustments as set forth in the related purchase agreement. These assets were part of our diagnostics segment and included BioReference's laboratory testing businesses focused on clinical diagnostics, reproductive health, and women's health across the United States, excluding BioReference’s New York and New Jersey operations.

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

ModeX

In May 2022, we acquired ModeX Therapeutics, a biotech company developing multi-specific immune therapies focused on oncology, immunology and infectious diseases. ModeX utilizes several platforms in furtherance of its targets: the multispecific antibody platform MSTAR, which we believe can reliably and rapidly generate candidates that target up to six distinct biological pathways in a single molecule; and the Nanoparticle Vaccine platform, built on naturally occurring and self-assembling ferritin molecules, which ensures the right combination of antigens are presented in the right amount and in the right place to enhance the immune response. We believe the versatility and potency of our approaches will enable us to produce therapeutic candidates against complex diseases.

ModeX currently has a tetra-specific antibody developed utilizing its proprietary MSTAR technology targeting several types of refractory solid tumors; it is designed to activate and sustain the function of the T-cells, and simultaneously target two antigens highly expressed on diverse tumors. Dual targeting minimizes the chance of resistance due to tumor heterogeneity or downregulation of a single antigen . Major solid tumor opportunities include lung, ovarian, prostate, and other solid tumors. The antibody has demonstrated potent in vitro tumor cell killing in multiple cell lines and in vivo tumor regression in mice challenged with cancer cells. Phase 1 testing is ongoing.

ModeX also has an MSTAR antibody that targets two antigens for hematological tumors, such as several types of lymphomas and leukemias The antibody has demonstrated in vitro killing of tumor cells and in vivo anti-tumor efficacy in a disseminated mouse tumor model. This product is in the preclinical and CMC development stage in 2025. An additional antibody stimulates T cells and enhances their survival and proliferation, specifically activating antigen-specific memory T cells; and it could be used alone or in combination for immune-oncology, immunology and/or infectious disease indications. This project is in preclinical and CMC development stage in 2025.

On September 28, 2023, ModeX was awarded a contract (as amended, the “BARDA Contract”) by the Biomedical Advanced Research and Development Authority (“BARDA”), part of the Administration for Strategic Preparedness and Response at the U.S. Department of Health and Human Services. This contract aims to advance a platform and product candidates addressing various public health threats, specifically in viral infectious diseases. The funding enables the research, development, and clinical evaluation of multispecific antibodies based on ModeX's proprietary MSTAR technology.

In September 2024, ModeX entered into two amendments (the “BARDA Amendments”) to modify the scope and funding of the BARDA Contract. The BARDA Amendments structured the funding thereunder as cost-plus-fixed-fee, which includes a $26.9 million supplement to further advance the development of COVID-19 multispecific antibodies. This increased funding supports the ongoing development, manufacturing, and execution of a Phase 1 clinical trial for a next-generation MSTAR multispecific antibody with broad neutralizing activity against known SARS-CoV-2 variants. The BARDA Amendments also provided for BARDA's exercise of the option for the development of a multispecific antibody for prevention of influenza, with $24.1 million allocated to cover the expanded work under this exercised option. These modifications increased the total value of the BARDA Contract from $59.0 million to $110.0 million, with the potential value if BARDA exercises all options thereunder to expand ModeX's services, increasing from $168.6 million to $205 million.

ModeX’s Epstein Barr Virus (“EBV”) vaccine is developed using a nanoparticle vaccine platform built on naturally occurring and self-assembling ferritin molecules which enables the presentation of a 24-symmetrical array of each antigen that enhances the presentation of key components of the virus and stimulate durable protective immunity. The EBV vaccine presents antigens from four viral proteins involved in viral entry into host cells. These include an antigen based on the proteins gH, gL and gp42, as well as an antigen derived from gp350. By using ModeX’s multi-targeted approach, this combination is designed to elicit antibodies that inhibit infection in two cell types, B cells and epithelial cells.

In March 2023, ModeX, OPKO, and Merck Sharp & Dohme LLC (“Merck”) entered into a License and Research Collaboration Agreement (the “Merck Agreement”), pursuant to which ModeX granted to Merck an exclusive, sublicensable, royalty-bearing license to certain patent rights and know-how in connection with the development of ModeX’s preclinical nanoparticle vaccine candidate targeting the Epstein-Barr Virus. Certain of the rights subject to such license were obtained by ModeX from Sanofi pursuant to the Sanofi In-License Agreement, and a portion of the upfront payment, milestones and royalties received by ModeX under the Merck Agreement may be payable to Sanofi under the terms of the Sanofi In-License Agreement. In January 2025, ModeX announced that the first participant had been dosed in a Phase 1 study of an EBV vaccine candidate.

ModeX has a trispecific HIV mAb (SAR441236), licensed from Sanofi (“Sanofi”), pursuant to that certain License Agreement entered into as of July 1, 2019 (“Sanofi In-License Agreement”) between ModeX and Sanofi, aimed at treatment of HIV infection. SAR441236 was evaluated in a phase I clinical trial sponsored by the National Institute of Allergy and Infectious Diseases.

Renal Products-Rayaldee

Rayaldee is a patented extended release product containing 30 mcg of a prohormone, called calcifediol (25-hydroxyvitamin D3), for oral administration. We launched Rayaldee, our lead renal product, in the U.S. market in November 2016, following receipt in June 2016 of FDA approval for the treatment of SHPT in adults with stage 3 or 4 CKD and vitamin D insufficiency, defined as serum total 25-hydroxyvitamin D levels less than 30 ng/mL. The FDA approval of Rayaldee was supported by successful results from two identical randomized, double-blind, placebo-controlled, multi-site phase 3 studies which established the safety and efficacy of Rayaldee as a new treatment for SHPT in adults with stage 3 or 4 CKD and vitamin D insufficiency. Final data from these pivotal trials were published in the American Journal of Nephrology in 2016.

Vitamin D insufficiency can arise in CKD from many causes including obesity, proteinuria, and lifestyle changes that reduce exposure to sunlight. Studies in CKD patients have demonstrated that currently available over-the-counter and prescription vitamin D supplements (i.e., cholecalciferol or ergocalciferol) cannot reliably and sufficiently raise raise serum 25-hydroxyvitamin D concentrations to effectively prevent or treat SHPT, a condition commonly associated with declining kidney function in which the parathyroid glands secrete excessive amounts of parathyroid hormone (“PTH”). Prolonged elevation of blood PTH causes excessive calcium and phosphorus to be released from bone, leading to elevated serum calcium and phosphorus levels, softening of the bones (osteomalacia) or resulting in a loss of bone mineral density (osteoporosis), calcification of vascular and renal tissues, and acceleration of dialysis onset. SHPT affects 33% and 54% of patients with stage 3 and 4 CKD respectively, and approximately 95% of patients with stage 5 CKD.

We have a highly specialized sales, marketing and market access team dedicated to the commercialization of Rayaldee. In the fourth quarter of 2024, total Rayaldee prescriptions increased approximately 3.7% compared to third quarter of 2024. Sales of Rayaldee increased progressively during 2024 indicating an end to the lingering adverse effects of the COVID-19 pandemic on onboarding new patients, which we believe curtailed the growth of Rayaldee sales.  Efforts are underway to obtain broader commercial and Part D insurance coverage for Rayaldee. We have negotiated payer contracts that afford unrestricted access for 52% and 72% of U.S. commercial and Medicare Part D covered lives as of the end of 2024.

In May 2016, we entered into a development and license agreement (as amended, the “VFMCRP Agreement”) with Vifor Fresenius Medical Care Renal Pharma (“VFMCRP”), which, as amended, provides for the development and commercialization of Rayaldee in Europe, Canada, Australia, Japan and certain other international markets for the treatment of SHPT in patients with stage 3, 4 or 5 CKD and vitamin D insufficiency.

VFMCRP initiated the commercial launch of Rayaldee in Germany and Switzerland in February and March 2022, respectively, and received marketing authorization from eleven European countries to date. The launch in Germany triggered a $3 million payment to our wholly-owned subsidiary, EirGen Pharma Ltd. (“EirGen”), and another $7 million payment to EirGen in February 2023 tied to achievement of an acceptable final price in Germany as of the 1 year anniversary of launch. EirGen is eligible to receive up to an additional $15 million in regulatory milestones and $200 million in milestone payment tied to launch, pricing and sales of Rayaldee, and tiered, double-digit royalties.

In connection with the VFMCRP Agreement, the parties entered into a letter agreement pursuant to which EirGen granted to VFMCRP an exclusive option (the “Option”) to acquire an exclusive license under certain EirGen patents and technology to use, import, offer for sale, sell, distribute and commercialize Rayaldee in the U.S. solely for the treatment of SHPT in dialysis patients (the “Dialysis Indication”). Upon exercise of the Option, VFMCRP has agreed to reimburse EirGen for all of the development costs incurred by EirGen with respect to Rayaldee for the Dialysis Indication in the U.S. VFMCRP would also pay EirGen up to an additional aggregate amount of $555 million of sales-based milestones upon the achievement of certain milestones and would be obligated to pay royalties at percentage rates that range from the mid-teens to the mid-twenties on sales of Rayaldee in the U.S. for the Dialysis Indication. To date, VFMCRP has not exercised the Option.

On June 18, 2021, EirGen and NICOYA Macau Limited (“Nicoya”), a Macau corporation and an affiliate of NICOYA Therapeutics, entered into a Development and License Agreement (as amended, the “Nicoya Agreement”) granting Nicoya the exclusive rights for the development and commercialization of extended release calcifediol (the “Nicoya Product”) in Greater China, which includes mainland China, Hong Kong, Macau, and Taiwan (collectively, the “Nicoya Territory”). The license grant to Nicoya covers the therapeutic and preventative use of the Nicoya Product for SHPT in non-dialysis and hemodialysis CKD patients (the “Nicoya Field”). Nicoya notified EirGen in February 2023 that it had submitted an IND for the Nicoya Product to the Chinese Center of Drug Evaluation (“CDE”) which triggered a $2.5 million milestone payment to EirGen. The hard capsule formulation of Rayaldee received marketing approval in Macau in November 2024 and launch is expected by mid-2025. A phase 3 trial with Rayaldee in mainland China was completed in January 2025, and the analysis of data is ongoing.

OPKO and VFMCRP collaborated to complete a phase 2 study evaluating a higher strength dosage form of Rayaldee for the treatment of SHPT in hemodialysis patients. The study commenced in the 3rd quarter of 2018 and topline data were presented in an abstract titled “Initial Evaluation of High-Dose Extended-Release Calcifediol (ERC) in Patients with Stage 5 Chronic Kidney Disease on Hemodialysis” at the American Society of Nephrology (ASN) Kidney Week Annual Meeting in November 2021. Final data were submitted to a respected nephrology journal in February 2025 and publication is expected by mid-year. The data showed that Rayaldee safely restored normal vitamin D hormone production in these patients and halted the progression of SHPT. Further development of Rayaldee for hemodialysis patients is on hold in the U.S. due to unfavorable reimbursement for new drugs under the current Prospective Payment System established by the Centers for Medicare and Medicaid Services (“CMS”).

We believe the CKD patient population is large and growing as a result of obesity, hypertension and diabetes; therefore, this patient population represents a significant global market opportunity. According to the 2024 U.S. Renal Data System Annual Report, CKD afflicts one in seven (14%) of U.S. adults and its prevalence is highest in non-Hispanic Black individuals (18.8%). An estimated 71-97% of CKD patients have vitamin D insufficiency which usually leads to SHPT and its debilitating consequences. Ineffective (or lack of) treatment for SHPT accelerates the onset of dialysis. Human and healthcare costs related to CKD represent a significant economic burden, which increases with disease severity, highlighting an urgent need to forestall CKD progression.

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

More recently, we announced a research collaboration between OPKO Biologics and Entera Bio ("Entera"). Under the terms of a research collaboration agreement, OPKO supplied its long-acting GLP-2 peptide and oxyntomodulin analogs for the development of oral tablet formulations using Entera's proprietary oral delivery technology. The program is focused on developing the first oral dual agonist GLP-1/glucagon peptide as a potential once-daily treatment for patients with obesity, metabolic and fibrotic disorders. In September 2024, the parties announced topline pharmacokinetic/pharmacodynamic results. The parties completed in vivo proof-of-concept PK/PD studies in rodent and pig models. The studies' objectives were met, demonstrating that oral oxyntomodulin exhibited significant systemic exposure following a single dose. A favorable PK  profile and bioavailability were also demonstrated with oral OXM.

Biologics-General

Our biologics business focuses on developing long-acting proprietary versions of approved therapeutic proteins or peptides. One of our innovative platform technologies uses a small peptide, carboxyl terminal peptide (“CTP”) which is part of endogenous human chorionic gonadotropin hormone produced by the placenta during pregnancy. The effect of the additional CTP to is to increase the circulating half-life of luteinizing hormone.  We are using the CTP technology to develop new, proprietary versions of certain existing therapeutic proteins that have longer life spans than therapeutic proteins without CTP. We have completed the development of CTP- attached human growth hormone, Somatrogon (hGH-CTP), which is approved in over 40 countries.

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

In December 2014, we entered into an exclusive worldwide agreement with Pfizer (the “Pfizer Transaction”) for the development and commercialization of hGH-CTP for the treatment of GHD in adults (“Adult GHD”) and in children (“Pediatric GHD”), as well as for the treatment of growth failure in children born small for gestational age (“SGA”). In connection with the Pfizer Transaction, we granted Pfizer an exclusive license to commercialize hGH-CTP worldwide, and we received non-refundable and non-creditable upfront payments aggregating $295 million and are eligible to receive up to an additional $275 million upon the achievement of certain regulatory milestones. These payments are structured to include $175 million for the achievement of milestones in Pediatric GHD and $50 million for milestones in SGA. To date, the Company has received the full $175 million associated with the Pediatric GHD milestones. Upon the launch of hGH-CTP we are entitled to either regional, tiered gross profit sharing for both hGH-CTP and Pfizer’s Genotropin® once certain necessary pricing approvals are obtained, or tiered royalty payments on sales of Somatrogon (hGH-CTP) with percentage rates ranging from the high teens to mid-twenties until such necessary pricing approval are obtained.

We believe hGH-CTP represents a significant advancement in the treatment of children with GHD compared to the current standard of one injection per day that could enhance a patient’s adherence to treatment and quality of life.

In addition to the phase 3 pediatric study, we have continued without interruption our ongoing phase 2 pediatric open label extension study for hGH-CTP. Most of the phase 2 pediatric patients have been treated with hGH-CTP for more than six years, and some patients for more than seven years. We have switched all of the pediatric patients in this study to a disposable pen device. A 44-patient Phase 3 study in Pediatric GHD patients in Japan was completed in the first quarter of 2020. The Japan Phase 3 clinical trial met its primary and secondary objectives, and demonstrated that the efficacy and safety of hGH-CTP administered weekly was comparable to Genotropin® as measured by annual height velocity after 12 months of treatment in pre-pubertal children with GHD. The findings were consistent with the results previously reported in the Phase 3 global study. The least squared means for the annual height velocity was higher in the Somatrogon group (9.65 cm/year) than in the Genotropin group (7.87 cm/year).

In June 2023, the FDA approved NGENLA (Somatrogon) in the United States. This followed earlier approvals in other major markets. In January 2022, the Ministry of Health, Labour and Welfare in Japan approved NGENLA® for the long-term treatment of pediatric patients who have growth failure due to an inadequate secretion of endogenous growth hormone. In February 2022, the European Commission granted marketing authorization in the EU for Somatrogon (hGH-CTP) under the brand name NGENLA® to treat children and adolescents from as young as three years of age with growth disturbance due to insufficient secretion of growth hormone. In October 2021, Health Canada approved NGENLA® for the long-term treatment of pediatric patients who have growth hormone deficiency, and in November 2021, Australia’s Therapeutic Goods Administration approved NGENLA® for the long-term treatment of pediatric patients with growth disturbance due to insufficient secretion of growth hormone.

Regulatory approvals for Somatrogon (hGH-CTP) for the treatment of growth hormone deficiency in children and adolescents have now been secured in more than 50 markets, including the United States, European Union (“EU”) Member States, Japan, Canada, and Australia, where it is marketed under the brand name NGENLA®

In December 2016, we announced preliminary topline data from our phase 3, double blind, placebo controlled study of hGH-CTP in adults with GHD. The multinational, multi-center study, which utilized a 2:1 randomization between hGH-CTP and placebo, enrolled 203 subjects, 198 of whom received at least one dose of study treatment. Treatment was administered through a weekly injection. The topline results showed:

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

Early Stage Biologics Pipeline

In addition to hGH-CTP and Factor VIIa-CTP, we believe that CTP technology may also be broadly applicable to other therapeutic proteins in the market and provide a reduction in the number of injections required for treatment. We are currently engaged in research and development efforts to use the CTP technology for development of a long-acting CTP-IGF-1 for the Treatment of Severe Primary IGF-1 Deficiency.

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

OPKO Health Europe operates primarily in Spain and has more than 23 years of experience in the development, manufacture, marketing and sale of pharmaceutical, nutraceutical and veterinary products in Europe and Latin America.

OPKO Mexico is engaged in the manufacture, marketing, sale and distribution of ophthalmic and other pharmaceutical products to private and public customers in Mexico and Chile. OPKO Mexico is commercializing food supplements and over the counter products and manufactures and sells products primarily in the generics and branded generics market in Mexico.

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

RESEARCH AND DEVELOPMENT EXPENSES

During the years ended December 31, 2024, 2023, and 2022, we incurred $105.2 million, $89.6 million, and $73.9 million, respectively, of research and development expenses related to our various product candidates. During the years ended December 31, 2024, 2023, and 2022, our research and development expenses primarily consisted of a pipeline of immuno-oncology and infectious disease programs, hGH-CTP, and Rayaldee development programs.

INTELLECTUAL PROPERTY

We believe that technological innovation is driving breakthroughs in healthcare. We have adopted a comprehensive intellectual property strategy which blends the efforts to innovate in a focused manner with the efforts of our business development activities to strategically in-license intellectual property rights. We develop, protect, and defend our own intellectual property rights as dictated by the developing competitive environment. We value our intellectual property assets and believe we have benefited from early and insightful efforts at understanding diagnostics, as well as the disease and the molecular basis of potential pharmaceutical intervention.

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

We own or license-in thousands of U.S. and foreign patents and applications for our products, product candidates and our outlicensed product candidates. These patents cover pharmaceuticals, diagnostics and other products and their uses, pharmaceutical and diagnostic compositions and formulations and product manufacturing processes. Our patents are filed in various locations worldwide as is appropriate to the particular patent and its use

Rayaldee

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

Multispecific Antibodies and Vaccines

Our affiliate, ModeX Therapeutics has multiple patents and/or patent applications either owned or co-owned by ModeX or  licensed-in from a third party such as Sanofi, and which cover vaccine candidates such as a bivalent Epstein-Barr virus vaccine and its use in multiple indications (out-licensed to Merck & Co) or covers therapeutic multispecific antibodies for the treatment of various diseases or conditions such as infectious disease or cancer. ModeX has and will continue to file patent applications covering compositions and indications within their development program.

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

There are two other pharmaceutical and biopharmaceutical companies that we are aware of that have successfully developed and commenced commercialization of products addressing areas that we are targeting with our long acting hGH-CTP.  Additionally, a number of companies currently market generic daily human growth hormone products for GHD.

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

We are commercializing our 4Kscore product in the U.S. in a laboratory setting. Competitors to our diagnostics business are many and include major diagnostic companies, molecular diagnostic firms, universities, and research institutions.

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

The second, more comprehensive, PMA process, which can take a year or longer, applies to a new device that is not substantially equivalent to a pre-1976 product or that is to be used in supporting or sustaining life or preventing impairment. These devices are normally Class III devices. For example, most implantable devices are subject to the approval process. Two steps of FDA approval are generally required before a company can market a product in the U.S. that is subject to approval, as opposed to clearance. First, a company must comply with IDE regulations in connection with any human clinical investigation of the device. These regulations permit a company to undertake a clinical study of a “non-significant risk” device without formal FDA approval. Prior express FDA approval is required if the device is a significant risk device. Second, the FDA must review the company’s PMA application, which contains, among other things, clinical information acquired under the IDE. The FDA will approve the PMA application if it finds there is reasonable assurance that the device is safe and effective for its intended use. The PMA process takes substantially longer than the 510(k) process and it is conceivable that the FDA would not agree with our assessment that a device that we propose to distribute should be a Class I or Class II device. If that were to occur we would be required to undertake the more complex and costly PMA process. However, for either the 510(k) or the PMA process, the FDA could require us to run clinical trials, which would pose all of the same risks and uncertainties associated with the clinical trials of drugs, described abov

Even when a clinical study has been approved by the FDA or deemed approved, the study is subject to factors beyond a manufacturer’s control, including, but not limited to the fact that the institutional review board at a given clinical site might not approve the study, might decline to renew approval which is required annually, or might suspend or terminate the study before the study has been completed. Also, the interim results of a study may not be satisfactory, leading the sponsor to terminate or suspend the study on its own initiative or the FDA may terminate or suspend the study. There is no assurance that a clinical study at any given site will progress as anticipated; there may be an insufficient number of patients who qualify for the study or who agree to participate in the study or the investigator at the site may have priorities other than the study. Also, there can be no assurance that the clinical study will provide sufficient evidence to assure the FDA that the product is safe and effective, a prerequisite for FDA approval of a PMA, or substantially equivalent in terms of safety and effectiveness to a predicate device, a prerequisite for clearance under 510(k). Even if the FDA approves or clears a device, it may limit its intended uses in such a way that manufacturing and distributing the device may not be commercially feasible. For marketing outside the U.S., we also will be subject to foreign regulatory requirements governing clinical trials and marketing approval for medical devices. The requirements governing the conduct of clinical trials, device clearance/approval, pricing, and reimbursement vary widely from country to country. In addition to the regulatory clearance and approval processes described herein, the FDA periodically issues draft guidance documents designed to provide additional detail on or reform aspects of the 510(k) and PMA clearance and approval processes. To the extent the FDA finalizes and implements these documents, the average 510(k) and PMA submission requirements and review times may change and devices that might previously have been cleared under the 510(k) process may require approval under the PMA process (and vice-versa). Additionally, since 2012, the FDA has collected user fees for the review of certain premarket submissions received on or after October 1, 2012, including 510(k) and PMA applications. These fees are intended to improve the device review process, but it is still too early to assess the actual impact on the industry.

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

On April 29, 2024, the FDA announced a final rule on LDTs. Under this final rule, FDA clarified that LDTs are regulated devices, subject to the FDA's oversight and regulation under the Federal Food, Drug, and Cosmetic Act. The FDA adopted a four-year phasing out of its blanket enforcement discretion policy for LDTs. At each phase out stage, FDA expects LDTs will become subject to specific regulatory requirements. We are evaluating whether this final rule is applicable to our operations and if so, the best ways to comply.

Previously, the FDA has consistently asserted that it has the regulatory authority to regulate LDTs despite historically exercising enforcement discretion. In furtherance of that position, the FDA issued two draft guidance documents in October 2014: (1) Framework for Regulatory Oversight of Laboratory Developed Tests; and (2) FDA Notification and Medical Device Reporting for Laboratory Developed Tests, but has taken no action on the draft guidance. Rather, Congress is considering various legislation that, if enacted, could formalize an FDA oversight role for LDTs, including both the Verifying Accurate Leading-edge IVCT Development (VALID) Act, and the Verified Innovative Testing in American Laboratories (VITAL) Act. The FDA has informally indicated that it is giving Congress the opportunity to develop a legislative solution.

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

Foreign Corrupt Practices Act

We are also subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect their transactions and to devise and maintain an adequate system of internal accounting controls. Our international activities create the risk of unauthorized payments or offers of payments by our employees, consultants, sales agents or distributors, even though they may not always be subject to our control. We discourage these practices from our employees and agents. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Any failure by us to adopt appropriate compliance procedures and ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial penalties or restrictions on our ability to conduct business in certain foreign jurisdictions.

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

SALES & MARKETING

Our diagnostics business includes BioReference’s United States based sales and marketing team to drive growth and leverage new products. We have a highly specialized, field based sales and marketing team in the United States dedicated to the commercialization of Rayaldee. We also have limited sales and marketing personnel in Ireland, Chile, Spain, Mexico and Israel.

HUMAN CAPITAL RESOURCES

Employees and Labor Relations

As of December 31, 2024, we had 2,997 full-time employees worldwide. With the exception of an immaterial number of employees of OPKO Spain, none of our employees are represented by a collective bargaining agreement. Overall, we consider our employee relations to be good.

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

Other than for the fiscal years ended December 31, 2020 and 2021, during which time BioReference conducted a substantial number of COVID-19 tests, our consolidated operations have not historically been profitable. Our pharmaceutical business has historically generated only limited revenue from operations and we may not generate substantial revenue from the sale of proprietary pharmaceutical products or certain of our diagnostic products for some time, if at all. Other than NGENLA (Somatrogon), which has been approved in many territories including the U.S., EU, Japan, Canada and Australia, Rayaldee is our only other proprietary pharmaceutical product that has been approved for marketing in the U.S. or elsewhere. We continue to incur substantial research and development and general and administrative expenses related to our operations including our pre-clinical development activities and clinical trials. We may continue to incur losses from our operations in the future and these losses could increase as we continue our research activities and conduct development of, and seek regulatory approvals and clearances for, our product candidates, particularly if we are unable to generate or sustain profits and cash flow from sales of Rayaldee, NGENLA, or our operations at BioReference. If we are unable to generate or sustain profits and cash flow from our operations, our product candidates fail in clinical trials or do not gain regulatory approval or clearance, or if our approved products and product candidates do not achieve market acceptance, we may not achieve profitability. In particular, if we are unable to successfully commercialize Rayaldee or NGENLA, we may never generate substantial revenues from Rayaldee or NGENLA.

We may require additional funding, which may not be available to us on acceptable terms, or at all.

As of December 31, 2024, we had cash, cash equivalents and restricted cash of $445.6 million. Prior to 2020, we had not generated sustained positive cash flows sufficient to offset our operating and research and development expenses, and our primary sources of cash were the public and private placement of stock, the issuance of convertible notes, and credit facilities available to us.

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

On July 17, 2024, the Company completed a private offering of $250 million aggregate principal amount of senior secured notes (the “2044 Notes”), pursuant to a note purchase agreement dated July 17, 2024 (the “2044 Note Purchase Agreement”), by and among the Company, certain purchasers from time to time party thereto, the Company’s wholly owned subsidiaries OPKO Biologics (“OBL”) and EirGen as guarantors (OBL and EirGen collectively, the “2044 Note Guarantors”), and HCR Injection SPV, LLC, as agent. The 2044 Note Purchase Agreement contains customary terms and covenants, including negative covenants, such as limitations on indebtedness, liens, amendments to certain material contracts and disposition of assets. Our ability to comply with these restrictions and covenants and similar provisions in agreements governing our indebtedness from time to time is uncertain and will be affected by the levels of cash flow from operations and other events or circumstances beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any provisions of our agreements governing such indebtedness that are not cured or waived within the appropriate time periods provided in such agreements, a significant portion of our indebtedness may become immediately due and payable. We might not have, or be able to obtain, sufficient funds to make these accelerated payments, which could have a material adverse effect on our financial condition.

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

In May 2016, EirGen, our wholly-owned subsidiary, partnered with VFMCRP through a Development and License Agreement for the development and marketing of Rayaldee in Europe, Canada, Mexico, Australia, South Korea and certain other international markets. The license to VFMCRP potentially covers all therapeutic and prophylactic uses of the product in human patients, provided that initially the license is for the use of the product for the treatment or prevention of secondary hyperparathyroidism related to patients with stage 3 or 4 chronic kidney disease and vitamin D insufficiency/deficiency. Effective May 5, 2020, we entered into the VFMCRP Amendment, pursuant to which the parties agreed to exclude Mexico, South Korea, the Middle East and all of the countries of Africa from the VFMCRP Territory (as defined in the VFMCRP Agreement). In May 2021, we further amended the VFMCRP Agreement for VFMCRP to assume all the rights to Rayaldee in Japan that had been previously granted to Japan Tobacco. In addition, the parties agreed to certain amendments to the milestone structure and to reduce minimum royalties payable. As revised, the Company is eligible to receive up to $15 million in regulatory milestones and $200 million in milestone payments tied to launch, pricing and sales of Rayaldee, and tiered, double-digit royalties. The success of the Development and License Agreement with VFMCRP is dependent in part on, among other things, the skills, experience and efforts of VFMCRP’s employees responsible for the project, VFMCRP’s commitment to the arrangement, and the financial condition of VFMCRP, all of which are beyond our control. In the event that VFMCRP, for any reason, including but not limited to early termination of the agreement, fails to devote sufficient resources to successfully develop and market Rayaldee internationally, our ability to earn milestone payments or receive royalty payments would be adversely affected, which would have a material adverse effect on our financial condition and prospects.

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

In December 2014, we entered into a development and commercialization agreement with Pfizer relating to our long-acting hGH-CTP for the treatment of GHD in adults and children (the “Original Pfizer Agreement”). Under the Restated Pfizer Agreement, we are eligible to receive an aggregate of up to $275 million upon the achievement of certain regulatory milestones, of which the Company has received $175 million to date. We are also we are eligible to receive a regional, tiered gross profit share based upon sales of both Somatrogon (hGH-CTP) and Pfizer’s Genotropin® (somatropin) following the launch of Somatrogon (hGH-CTP) for pediatric GHD and contingent upon certain other sales criteria. We are responsible for the development program and are obligated to pay for the development up to an agreed cap, which has been exceeded. In May 2020, we entered into an Amended and Restated Development and Commercialization License Agreement (the “Restated Pfizer Agreement”) with Pfizer, effective January 1, 2020, pursuant to which the parties agreed, among other things, to share all costs for Manufacturing Activities, as defined in the Restated Pfizer Agreement, for developing a licensed product for the three indications included in the Restated Pfizer Agreement. The Restated Pfizer Agreement did not change the milestone payments, royalties and profit share provisions under the Original Pfizer Agreement. hGH-CTP has been approved in the U.S., EU, Japan, Canada and Australia under the name NGENLA. We are substantially dependent on Pfizer for the successful commercialization of such product. The success of the collaboration arrangement with Pfizer is dependent in part on, among other things, the skills, experience and efforts of Pfizer’s employees responsible for the project and Pfizer’s commitment to the arrangement. The Restated Pfizer Agreement is terminable for any reason by Pfizer upon ninety days written notice to OPKO. In the event that Pfizer terminates the Restated Pfizer Agreement or fails to devote sufficient resources to continue to successfully develop and commercialize any product resulting from the collaboration arrangement, our ability to earn milestone payments or receive royalty or profit sharing payments would be adversely affected, which would have a material adverse effect on our financial condition and prospects and the trading prices of our securities.

Our business is substantially dependent on our ability to achieve regulatory approval for the marketing of Somatrogon (hGH-CTP) in pediatric patients and the commercial success of this product.

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

Our business depends on our ability to generate profits and cash flow from our laboratory operations.

We compete in the clinical laboratory market through BioReference, primarily on the basis of the quality of testing, reporting and information systems, reputation in the medical community, the pricing of services and ability to employ qualified personnel. Our failure to successfully compete on any of these factors could result in the loss of clients and a reduction in our revenues and profits. To offset efforts by payors to reduce the cost and utilization of clinical laboratory services, we will need to obtain and retain new clients and business partners. Our laboratory operations have not been profitable, and our sale of certain assets to Labcorp in September 2024 in the BioReference Transaction has significantly reduced our diagnostic revenues.

While, in addition to the BioReference Transaction, we have engaged in significant cost reduction efforts, including reducing our workforce, in an effort to make the diagnostic business profitable and align our core business testing needs with the size of our operations we may not be able to return to and maintain adequate growth in our remaining testing business or client base, which could have a material adverse impact on our ability to generate profits and cash flow from the laboratory operations in the future.

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

The clinical laboratory industry is subject to changing technology and new product introductions. Our success in maintaining a leadership position in advanced testing technologies will depend, in part, on our ability to develop, acquire or license new and improved technologies on favorable terms and to obtain appropriate coverage and reimbursement for these technologies. We may not be able to negotiate acceptable licensing arrangements and it cannot be certain that such arrangements will yield commercially successful diagnostic tests. If we are unable to license these testing methods at competitive rates, our research and development costs may increase as a result. In addition, if we are unable to license or develop new or improved technologies to expand our esoteric testing operations, our testing methods may become outdated when compared with our competition and testing volume and revenue may be materially and adversely affected.

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

The ongoing Russia-Ukraine conflict and the recent Israel-Hamas conflict may adversely impact our business operations and financial performance.

United States and global markets have experienced volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The foregoing conflicts and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the foregoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, and the credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in the capital markets. These ongoing conflicts and the resulting geopolitical instability can adversely impact our business operations and financial performance.

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

We may also be required to comply with the data privacy and security laws of other countries in which we operate or from which we receive data transfers, including the General Data Protection Regulation (“GDPR”), which affects our European operations and possibly our laboratory and clinical development operations. The GDPR, which is wide-ranging in scope, governs the collection and use of personal data in the European Union and imposes operational requirements for companies that receive or process personal data of residents of the European Union that are different than those currently in place in the European Union. We have implemented policies and procedures required to comply with the new EU regulations but may be subject to penalties if we are found to be non-compliant.

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

In August 2022, President Joe Biden signed the Inflation Reduction Act (the "IRA") into law. Among other things, the IRA contains changes to drug product reimbursement by Medicare, and (i) directs HHS to negotiate the price of certain drugs covered by Medicare, (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpaces inflation, and (iii) makes several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs and a change in manufacturer liability under the program. Although there have been legal challenges to the IRA, the provisions began to take effect in 2023 and could impact pricing for any covered drug product.

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

We have a large amount of goodwill and other intangible assets and we are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At December 31, 2024, we have goodwill and other intangible assets of $724.3 million. Goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Examples of qualitative factors include our share price, our financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test previously performed.

Based on the current financial performance of our diagnostics segment and our Ireland reporting unit, which includes EirGen and Rayaldee, if future results are not consistent with our estimates and assumptions, then we may be exposed to impairment charges, which could be material. At December 31, 2024, the goodwill of our diagnostics segment totaled $219.7 million and the goodwill of our Ireland reporting unit totaled $79.4 million. There can be no assurance that future reviews of our goodwill and other intangible assets will not result in impairment charges. Any impairment charges in the future will adversely affect our results of operations. A significant write down of goodwill and/or other intangible assets would have a material adverse effect on our reported results of operations and net worth and the trading price of our securities.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The trading price of our Common Stock may fluctuate significantly.

The trading price of our Common Stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

Further, the securities market in general, and the market for biotechnology, pharmaceutical, diagnostic and medical device companies in particular, has experienced extreme price and volume fluctuations in recent years. Continued market fluctuations could result in extreme volatility in the trading price of our Common Stock, which could cause a decline in the value of our securities and a loss of all or a portion of your investment in us.

Directors, executive officers, principal stockholders and affiliated entities own a substantial amount of our capital stock, and they may make decisions that you do not consider to be in the best interests of our stockholders.

As of January 31, 2025, our directors, executive officers, principal stockholders and affiliated entities beneficially owned, in the aggregate, approximately 55.46% of our outstanding voting securities. Phillip Frost, M.D., our Chairman and CEO, is deemed to beneficially own, in the aggregate, approximately 36.97% of our Common Stock as of January 31, 2025. As a result, Dr. Frost, acting with other members of management, would have the ability to significantly impact the election of our Board of Directors, the adoption or amendment of provisions in our Certificate of Incorporation, the approval of mergers and other significant corporate transactions and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which holders of our securities might otherwise recover a premium for their securities over current market prices.

A significant short position in our Common Stock could have a substantial impact on the trading price of our stock.

Historically, there has been a significant “short” position in our Common Stock. As of January 31, 2025, investors held a short position of approximately 88,641,089 shares of our Common Stock, which represented approximately 13.2% of our outstanding Common Stock as of such date. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our Common Stock could cause our stock price to decline. Such stock price decrease could encourage further short-sales that could place additional downward pressure on our stock price. This could lead to further increases in the already large short position in our Common Stock and cause additional volatility in our stock price.

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

Governance

1.

Board Oversight: The Audit Committee of the Board has direct oversight, regularly reviews reports on cybersecurity risks and vulnerabilities. The Audit Committee is informed about risk assessments, progress of risk reduction initiatives, and feedback from external auditors. Our chief compliance & audit officer (“CCO/CAO”) and his direct report, chief information security officer (“CISO”), have primary responsibility for assessing and managing material cybersecurity risks. The CCO/CAO reports to the Audit Committee, which is the primary governing body that drives alignment on security decisions across the Company. The Audit Committee meets at least four times a year on cybersecurity and such meetings are attended by the CCO/CAO, CISO, in-house counsel, chief financial officer (“CFO”), corporate controller, associate general counsel, and other senior company executives as needed to review security performance metrics, identify security risks, and assess the status of approved security enhancements. The Audit Committee also considers and makes recommendations on security policies and procedures, security service requirements, and risk mitigation.

2.

Expertise and Leadership: Our Chief Compliance & Audit Officer (CCO/CAO) possesses over 28 years of experience in Cyber Security and IT Controls across various complex organizations, including initial tenure at Boston University Medical Center, followed by roles at PricewaterhouseCoopers, Biogen, Vertex Pharmaceuticals, and currently OPKO Health for the past 7 years. The CCO/CAO has a master’s degree in Computer Science with a specialization in Cyber Security from Boston University, a qualifying UK law degree from the University of Edinburgh, an MBA in Accounting, and a Master's of Finance from Northeastern University, in addition to a BA in Economics from Dartmouth College.

The CISO brings over 28 years of experience in Cyber Security and IT Controls, with the last 16 years serving as CISO of the Company and previously at Everest Insurance Corp. Prior experience includes several years at PricewaterhouseCoopers as an IT auditor and Cyber Security consultant. The CISO holds comprehensive Cyber Security accreditations and certifications, including CISSP, CISA, CRISC, CHP, CDRE, and MBCI, and has completed undergraduate degrees in Accounting and Computer Information Systems from Baruch College. The CISO oversees a department comprising five cyber security engineers with extensive experience.

The Company's strategic approach to cybersecurity governance, characterized by our rigorous third-party assessments, industry certifications, and a clear organizational reporting structure, underscores our unwavering dedication to safeguarding sensitive information and maintaining trust.

ITEM 2.     PROPERTIES.

Our principal corporate office is located at 4400 Biscayne Blvd, Miami, Florida. We lease this space from Frost Real Estate Holdings, LLC (“Frost Real Estate”), an entity which is controlled by Dr. Phillip Frost, our Chairman of the Board and Chief Executive Officer. Pursuant to the lease agreement with Frost Real Estate, we lease approximately 26,328 square feet, which encompasses space for our corporate offices and administrative services.

The table below summarizes certain information as to our significant physical properties as of December 31, 2024:

Location	Segment and Purpose	Type of Occupancy
Miami, FL	Diagnostics & Pharmaceutical: Corporate Headquarters	Leased
Weston, Massachusetts	Pharmaceuticals: Research and Development	Leased
Elmwood Park, NJ	Diagnostics: Main Laboratory	Leased
Kiryat Gat, Israel	Pharmaceuticals: Research and Development, CTP	Leased
Nesher, Israel	Pharmaceuticals: API Manufacturing	Leased
Guadalajara, Mexico	Pharmaceuticals: Pharmaceutical Manufacturing	Owned
Banyoles, Spain	Pharmaceuticals: Pharmaceutical Manufacturing	Owned
Palol de Revardit, Spain	Warehouse	Leased
Barcelona, Spain	Pharmaceuticals: Research and Development	Leased
Waterford, Ireland	Pharmaceuticals: Pharmaceutical Manufacturing	Leased
Santiago, Chile	Pharmaceuticals: Office; Warehouse	Leased

ITEM 3.     LEGAL PROCEEDINGS.

We are involved from time to time in various claims and legal actions arising in the ordinary course of business.  Please refer to Note 14, "Commitments and Contingencies" in the Consolidated Financial Statements for additional information.

In February 2023, the Office of the Attorney General for the State of Texas (“TX OAG”) informed BioReference that it believes that, from 2005 to 2023, BioReference may have violated the Texas Medicaid Fraud Prevention Act with respect to claims it presented to Texas Medicaid for reimbursement. BioReference and the TX OAG entered into a Settlement Agreement in February 2025, pursuant to which BioReference agreed to pay $4,200,000 to settle the matter without admission of any wrongdoing.

On December 29, 2022, the Israel Tax Authority (the “ITA”) issued an assessment against our subsidiary, OPKO Biologics in the amount of approximately $246 million (including interest) related to uncertain tax positions involving income recognition in connection with an examination of foreign tax returns for the 2014 through 2020 tax years. The ITA asserts in part that the classification of the commercialization rights in hGH CTP intellectual property should have been a sale, which would have constituted the sale of a capital asset, and accordingly, any royalty revenue calculation would have required adjustment. We have appealed this assessment and the parties have presented their respective arguments in Israeli court. Procedurally, the parties must now submit affidavits summarizing their arguments and then await a final judgment. We intend to continue to exhaust all judicial remedies necessary to finally resolve the matter, which could be a lengthy process. We cannot currently provide any assurance as to the outcome of this matter, including the likelihood of an unfavorable outcome.

On March 1, 2019, the Company received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice (“DOJ”), Washington, DC. The CID sets forth document requests and interrogatories in connection with allegations that the Company and certain of its affiliates violated the False Claims Act and/or the Anti-Kickback Statute. On January 13, 2022, the Federal Government notified the U.S.D.C., Middle District Florida, Jacksonville Division, that it is declining to intervene in the matter but retains the right, via the Attorney General, to consent to any proposed dismissal of the action by the Court. On February 9, 2022, the States of Florida, Georgia, and Commonwealth of Massachusetts notified the U.S.D.C., Middle District Florida, Jacksonville Division, that they are declining to intervene in the matter. Notwithstanding the above declinations, on February 17, 2022, the Company was served with the Relator’s Summons and Complaint which alleges violations of the False Claims Act, the California Fraud Preventions Act, the Florida False Claims Act, the Massachusetts False Claims Act, the Georgia False Medicaid Claims Act, and illegal kickbacks. The case was dismissed in March 2023. However, the Relator filed an amended complaint in April 2023, which was subsequently dismissed, and a second amended complaint which was dismissed in January 2024. Relator then filed an appeal in the U.S. Eleventh Circuit Court of Appeals. On November 18, 2024, the Eleventh Circuit Court of Appeals issued an order affirming the Federal District Court’s Dismissal with prejudice.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is traded publicly on the NASDAQ Stock Market (“NASDAQ”) and the Tel Aviv Stock Exchange under the symbol “OPK”.

As of January 31, 2025, there were approximately 346 holders of record of our Common Stock.

On July 18, 2024, the Company announced that its Board of Directors authorized the repurchase of up to $100 million of shares of Common Stock. Under this program, the Company may repurchase shares through various methods, including open market purchases, block trades, privately negotiated transactions, and accelerated share repurchases, as well as pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Exchange Act, and otherwise in compliance with applicable laws. The timing and volume of repurchases will depend on market conditions, the Company's capital management, investment opportunities, and other factors. The program does not obligate the Company to repurchase any specific number of shares, has no set expiration date, and may be modified, suspended, or discontinued at the Company's discretion. Under this program, the Company repurchased an aggregate of 25,825,785 shares of Common Stock at an average price of $1.56 per share for approximately $40.2 million during the year ended December 31, 2024.

The following table presents our share repurchase activity for the quarter ended December 31, 2024 (dollars in thousands, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (1)
October 1, 2024 to October 31, 2024	7,519,831	1.48	7,519,831	65,013,074
November 1, 2024 to November 30, 2024	3,412,928	1.50	3,412,928	59,776,326
December 1, 2024 to December 31, 2024	—	—	—	—
Total	10,932,759	$1.49	10,932,759	59,776,326

1.

All repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorizes the repurchase of up to $100 million of our common stock. We publicly announced this program on July 18, 2024.

Recent Sales of Unregistered Securities

All sales prior to the fourth quarter of 2024 of unregistered securities were previously reported in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

We have not declared or paid any cash dividends previously on our Common Stock.

Stock Performance Graph

The following graph compares the five-year cumulative total return of our Common Stock with the S&P 500 Index and the NASDAQ Biotechnology Index. The graph assumes $100 invested on December 31, 2019 in our Common Stock and in each of the foregoing indices. The stock price performance reflected in the graph below is not necessarily indicative of future price performance.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
OPKO Health, Inc.	$100.00	$268.71	$327.21	$85.03	$102.72	$100.00
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
NASDAQ Biotechnology	100.00	126.42	126.45	113.65	118.87	118.20

ITEM 6.     [Reserved].

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

OVERVIEW

We are a diversified healthcare company that seeks to establish industry leading positions in large and rapidly growing medical markets. Our pharmaceutical business features Somatrogon (hGH-CTP), a once-weekly human growth hormone injection. We have partnered with Pfizer Inc. (“Pfizer”) for the development and commercialization of Somatrogon (hGH-CTP). Regulatory approvals for Somatrogon (hGH-CTP) for the treatment of growth hormone deficiency in children and adolescents have been secured in more than 50 markets, including the United States, European Union (“EU”) Member States, Japan, Canada, and Australia, where it is marketed under the brand name NGENLA®. We also manufacture and sell Rayaldee, an FDA approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency, through our pharmaceutical division. We have also expanded our pharmaceutical pipeline with early-stage immune therapies targeting cancer and infectious diseases through our 2022 acquisition of ModeX Therapeutics, Inc. (“ModeX”).

Our diagnostics business, BioReference Health, LLC (“BioReference”), is a highly specialized laboratory in the United States, with a sales and marketing team focused on growth and new product integration, including the 4Kscore® prostate cancer test. BioReference® offers a broad spectrum of diagnostic testing services for oncology, urology (4Kscore), and corrections nationwide, setting new standards with our industry-leading turnaround times. BioReference also provides comprehensive clinical and women’s health testing in New York and New Jersey. Our test offerings are backed by a team of board-certified medical professionals and driven by the latest healthcare guidelines and standards- marketed directly to physicians, geneticists, hospitals, clinics, correctional facilities, and other healthcare providers. On September 16, 2024 we consummated the sale of certain assets of BioReference to Laboratory Corporation of America Holdings (“Labcorp”), as described below.

The Company maintains established, revenue-generating pharmaceutical platforms in Spain, Ireland, Chile, and Mexico, our most significant such platforms, contributing to positive cash flow and facilitating market entry for our development pipeline. In addition to these platforms, we operate a global pharmaceutical development and commercial supply company, a global supply chain operation, and manufacture specialty active pharmaceutical ingredients (API) in Israel through our subsidiary, FineTech.

Our management team possesses extensive industry experience in development, regulatory affairs, and commercialization. Their industry relationships support the identification and pursuit of commercial opportunities. Research and development activities are primarily conducted in facilities located in Weston, Massachusetts, Waterford, Ireland, Kiryat Gat, Israel, and Barcelona, Spain.

On March 27, 2024, the Company entered into a definitive agreement with Labcorp (the “Labcorp Asset Purchase Agreement”), pursuant to which Labcorp agreed to acquire select assets of BioReference (the “BioReference Transaction”). The BioReference Transaction closed on September 16, 2024, and upon closing, Labcorp paid to the Company aggregate consideration of $237.5 million in cash, subject to certain adjustments as set forth in the Labcorp Asset Purchase Agreement. These assets were part of our diagnostics segment and included BioReference's laboratory testing businesses focused on clinical diagnostics, reproductive health, and women's health across the United States, excluding BioReference's New York and New Jersey operations.

Pursuant to the Labcorp Asset Purchase Agreement, a total of approximately $23.7 million was withheld at closing and deposited by Labcorp into an escrow account to satisfy potential indemnity claims. The escrow will be released to the Company on the twelve-month anniversary of the closing date, subject to any outstanding or liquidated indemnity claims. The Company recorded the escrow within other current assets on the Condensed Consolidated Balance Sheet.

We recognized a gain of $121.5 million from the BioReference Transaction for the year ended December 31, 2024.

RESULTS OF OPERATIONS

Foreign Currency Exchange Rates

For the years ended December 31, 2024, 2023, and 2022, approximately 23.1%, 29.6%, and 21.6% of revenue, respectively, was denominated in currencies other than the U.S. Dollar (USD). Our financial statements are reported in USD; therefore, fluctuations in exchange rates affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting our consolidated financial results. During the years ended December 31, 2024, 2023 and 2022, the most significant currency exchange rate exposures were to the Chilean Peso and Euro. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $52.7 million and $34.6 million at December 31, 2024 and 2023, respectively.

We are subject to foreign currency translation risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. We limit foreign currency transaction risk through hedge transactions with foreign currency forward contracts. Under these forward contracts, for any rate above or below the rate fixed by the contract, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date. At December 31, 2024, we held no open foreign exchange forward contracts. At December 31, 2023, we held 52 open foreign exchange forward contracts related to inventory purchases on letters of credit. These contracts matured monthly through January 2024 with a total notional value of approximately $2.9 million.

For The Years Ended December 31, 2024 and 2023

Our consolidated loss from operations for the years ended December 31, 2024 and 2023 was as follows:

	For the years ended December 31,
(In thousands)	2024	2023	Change	% Change
Revenues:
Revenue from services	$480,667	$515,275	$(34,608)	(7)%
Revenue from products	155,111	167,557	(12,446)	(7)%
Revenue from transfer of intellectual property and other	77,364	180,663	(103,299)	(57)%
Total revenues	713,142	863,495	(150,353)	(17)%
Costs and expenses:
Cost of revenue	494,632	545,368	(50,736)	(9)%
Selling, general and administrative	304,220	300,559	3,661	1%
Research and development	105,214	89,593	15,621	17%
Contingent consideration	-	(1,036)	1,036	100%
Amortization of intangible assets	82,634	86,032	(3,398)	(4)%
Gain on sale of assets	(121,493)	-	(121,493)	(100)%
Total costs and expenses	865,207	1,020,516	(155,309)	(15)%
Loss from operations	(152,065)	(157,021)	4,956	3%

Diagnostics

	For the years ended December 31,
(In thousands)	2024	2023	Change	% Change
Revenues
Revenue from services	$480,667	$515,275	$(34,608)	(7)%
Total revenues	480,667	515,275	(34,608)	(7)%
Costs and expenses:
Cost of revenue	402,109	445,827	(43,718)	(10)%
Selling, general and administrative	205,185	202,341	2,844	1%
Research and development	2,075	2,508	(433)	(17)%
Amortization of intangible assets	16,916	20,195	(3,279)	(16)%
Gain on sale of assets	(121,493)	-	(121,493)	(100)%
Total costs and expenses	504,792	670,871	(166,079)	(25)%
Loss from operations	(24,125)	(155,596)	131,471	84%

Revenue. Revenue from services for the year ended December 31, 2024 decreased by approximately $34.6 million, or 7%, compared to the year ended December 31, 2023. This decrease was primarily due to a $42.5 million decrease in clinical test volume, largely attributable to the BioReference Transaction, offset by a $7.9 million increase in clinical test reimbursement rates.

Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue for the period in which the related services are rendered. For the years ended December 31, 2024 and 2023, we recorded $1.5 million and $19.2 million, respectively, of negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods mainly due to the composition of patient payer mix.

The composition of revenue from services by payor for the years ended December 31, 2024 and 2023 was as follows:

	For the years ended December 31,
(In thousands)	2024	2023
Healthcare insurers	$289,158	$315,560
Government payers	82,421	82,502
Client payers	93,310	100,171
Patients	15,778	17,042
Total	$480,667	$515,275

Cost of revenue. Cost of revenue for the year ended December 31, 2024 decreased $43.7 million, a decrease of 10% compared to the year ended December 31, 2023. Cost of revenue decreased primarily due to lower employee headcount, reflecting our continued cost-reduction initiatives implemented at BioReference, changes in the mix of testing ordered during the period, and by a decrease in consumption reflecting the timing of the BioReference Transaction.

Selling, general and administrative expenses. Selling, general and administrative expenses for the years ended December 31, 2024 and 2023 were $205.2 million and $202.3 million, respectively, representing an increase of 1% from the prior period. The increase in expense is primarily related to $26.3 million in severance charges associated with cost reduction initiatives and $9.7 million in adjustments to the life of certain leases. This was partially offset by continued cost-reduction initiatives at BioReference, which included a reduction in employee headcount and the streamlining of certain smaller operations, resulting in an overall decrease in employee-related expenses and other operating efficiencies. The divestiture of certain laboratory operations also contributed to the reduction in employee-related expenses.

Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the years ended December 31,
	2024	2023
External expenses:
Research and development employee-related expenses	$1,333	$1,729
Other internal research and development expenses	742	779
Total research and development expenses	$2,075	$2,508

The decrease in research and development expenses for the year ended December 31, 2024 was primarily due to a decrease in employee-related expenses as a result of the continued cost-reduction initiatives implemented at BioReference and the BioReference Transaction.

Amortization of intangible assets. Amortization of intangible assets was $16.9 million and $20.2 million for the years ended December 31, 2024 and 2023, respectively. The decrease is primarily attributable to the BioReference Transaction, which impacted the amount of amortizable intangible assets.

Gain on sale of assets. Gain on sale of assets for the year ended December 31, 2024 was $121.5 million due to the BioReference Transaction which closed during the third quarter of 2024.

Pharmaceuticals

	For the years ended December 31,
(In thousands)	2024	2023	Change	% Change
Revenues:
Revenue from products	$155,111	$167,557	$(12,446)	(7)%
Revenue from transfer of intellectual property and other	77,364	180,663	(103,299)	(57)%
Total revenues	232,475	348,220	(115,745)	(33)%
Costs and expenses:
Cost of revenue	92,523	99,541	(7,018)	(7)%
Selling, general and administrative	58,007	55,687	2,320	4%
Research and development	103,022	87,007	16,015	18%
Contingent consideration	—	(1,036)	1,036	100%
Amortization of intangible assets	65,718	65,837	(119)	(0)%
Total costs and expenses	319,270	307,036	12,234	4%
(Loss) income from operations	(86,795)	41,184	(127,979)	311%

Revenue from products. Revenue from products for the year ended December 31, 2024 decreased $12.5 million, or 7%, compared to the year ended December 31, 2023. The decrease in product revenue was primarily driven by unfavorable foreign exchange fluctuations of approximately $8.9 million from our international operations and a $2.0 million decrease in Rayaldee sales. While we experienced higher sales volumes in 2024 compared to 2023, this increase was more than offset by unfavorable foreign exchange fluctuations. Revenue from sales of Rayaldee for the year ended December 31, 2024, was $29.0 million compared to $31.0 million for the year ended December 31, 2023.

Revenue from transfer of intellectual property and other. For the year ended December 31, 2024, we recorded $77.4 million in revenue from the transfer of intellectual property and other. Revenue for the year ended December 31, 2024 principally reflects $30.0 million from Pfizer, which includes $28.3 million from gross profit share and royalty payments for both NGENLA (somatrogon) and Pfizer's Genotropin® (somatropin). Revenue in 2024 also included $23.8 million from the BARDA Contract, a $12.5 million milestone payment from Merck, and $10.2 million from contract manufacturers' commercial milestones.

In comparison, for the year ended December 31, 2023, we recorded $180.7 million in revenue from the transfer of intellectual property and other. This was primarily driven by a $90.0 million milestone payment, triggered by the FDA approval of NGENLA (somatrogon), and $26.7 million in revenue that included $22.6 million from gross profit share and royalty payments for both NGENLA (somatrogon) and Pfizer's Genotropin® (somatropin). In 2023, revenue also included $50.0 million from Merck in consideration for the rights granted to Merck under the Merck Agreement, $7.0 million from VFMCRP triggered by the German price approval for Rayaldee, $2.5 million from Nicoya due to Nicoya's submission of the investigational new drug application to China's Center for Drug Evaluation, $2.4 million from contract manufacturers' commercial milestones and $1.2 million from the BARDA Contract.

Cost of revenue. Cost of revenue for the year ended December 31, 2024 decreased by 7% to $92.5 million compared to $99.5 million for the year ended December 31, 2023, which was primarily driven by favorable foreign exchange fluctuations. Despite increased sales volumes during 2024, which typically increases cost of revenue, we were able to limit this increase due to a combination of factors, including favorable foreign currency fluctuations and a reduction in Rayaldee's cost of revenue. Favorable foreign currency fluctuations positively impacted cost of revenue by approximately $6.1 million. The reduction in Rayaldee's cost of revenue resulted from a lower standard cost per bottle, achieved through ongoing process improvements and favorable raw material pricing.

Selling, general and administrative expenses. Selling, general and administrative expenses for the years ended December 31, 2024 and 2023 were $58.0 million and $55.7 million, respectively, representing an increase of 4% from the prior year period. The increase in selling, general and administrative expenses was due to higher employee-related, professional, and legal expenses related to our international operations.

Research and development expenses. Research and development expenses for the years ended December 31, 2024 and 2023 were $103.0 million and $87.0 million, respectively, representing an increase of 18% from the prior year. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the years ended December 31,
	2024	2023
External expenses:
Manufacturing expense for biological products	$37,394	$14,687
Phase 3 studies	1,239	4,414
Post-marketing studies	713	591
Earlier-stage programs	29,882	45,476
Research and development employee-related expenses	37,650	33,719
Other internal research and development expenses	8,036	4,894
Third-party grants and funding from collaboration agreements	(11,892)	(16,774)
Total research and development expenses	$103,022	$87,007

Research and development expenses for the year ended December 31, 2024, increased primarily due to growth in our BARDA collaboration and higher employee-related expenses. These increases were partially offset by a one-time payment to Sanofi of $12.5 million made in 2023 pursuant to the Sanofi In-License Agreement, which was triggered as a result of the Merck Agreement, and lower costs related to Somatrogon (hGH-CTP) following the closure of open-label extension studies in countries where it has received marketing authorization.

Contingent consideration. Contingent consideration for the year ended December 31, 2023 reflected a reversal of expense of $1.0 million. This was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal, and potential amounts payable to former stockholders of OPKO Renal in connection therewith, pursuant to our acquisition agreement in March 2013. We recorded no contingent consideration for the year ended December 31, 2024.

Amortization of intangible assets. Amortization of intangible assets was $65.7 million and $65.8 million, respectively, for the years ended December 31, 2024 and 2023. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval, IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life of approximately 12 years.

Corporate

	For the years ended December 31,
(In thousands)	2024	2023	Change	% Change
Costs and expenses:
Selling, general and administrative	$41,028	$42,531	$(1,503)	(4)%
Research and development	117	78	39	50%
Total costs and expenses	41,145	42,609	(1,464)	(3)%
Loss from operations	$(41,145)	$(42,609)	$1,464	3%

Operating loss for our unallocated corporate operations for the years ended December 31, 2024 and 2023 was $41.4 million and $42.6 million, respectively, and principally reflect general and administrative expenses incurred in connection with our corporate operations.

Other

Interest income. Interest income for the years ended December 31, 2024 and 2023 was $8.4 million and $4.0 million, respectively. The increase reflects higher average cash and investment balances as a result of the cash received from the BioReference Transaction, the issuance of the 2044 Notes, and the sale of common stock of GeneDx Holdings Corp. (formerly, Sema4 Holdings Corp., (“GeneDx Holdings”).  We originally acquired shares of GeneDx Holdings in the 2022 disposition of our former subsidiary, GeneDx LLC (“GeneDx”) and subsequently acquired additional shares in an underwritten offering by GeneDx Holdings.

Interest expense. Interest expense for the years ended December 31, 2024 and 2023 was $47.5 million and $13.5 million, respectively. The increase was primarily driven by interest incurred on the 2029 Convertible Notes (as defined below) and the 2044 Notes, including amortization of deferred financing and debt issuance costs. This increase was partially offset by the extinguishment of our outstanding 2023 Convertible Notes (as defined below) in connection with their exchange for 2029 Convertible Notes and the repurchase of a significant portion of the outstanding 2025 Notes (as defined in Note 7 of the Consolidated Financial Statements) using a portion of the net proceeds from the issuance of 2029 Convertible Notes.

Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the years ended December 31, 2024 and 2023 were $26.2 million of expense and $0.8 million reversal of expense, respectively. Derivative expense for the years ended December 31, 2024 and 2023 was principally related to the change in fair value of the 2029 Convertible Notes and of foreign currency forward exchange contracts at OPKO Chile.

Other income (expense), net. Other income (expense), net for the years ended December 31, 2024 and 2023, was $206.9 million and ($17.0 million), respectively. The increase in 2024 was primarily driven by a $140.0 million gain related to the change in fair value of our investment in GeneDx Holdings and a $64.5 million gain from the sale of 2,937,762 shares of GeneDx Holdings. In 2023, the expense was primarily due to a $23.0 million loss related to the change in fair value of our investment in GeneDx Holdings, partially offset by a $6.7 million gain resulting from GeneDx Holdings achieving specific revenue target milestones. Foreign currency fluctuations resulted in a $3.8 million loss in 2024 and a $1.2 million gain in 2023.

Income tax benefit (provision). Our income tax benefit (provision) for the years ended December 31, 2024 and 2023 was ($42.8 million) and ($4.4 million), respectively. For the year ended December 31, 2024, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, impact related to the BioReference Transaction, the impact of the payments under Merck Agreement, the impact of sales of the GeneDx investment, and operating results in tax jurisdictions which do not result in a tax benefit.

Loss from investments in investees. We have invested in certain early stage companies that we believe have valuable proprietary technology and significant potential to create value for us as an equityholder. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses. Loss from investments in investees was $18.0 thousand and $107.0 thousand for the years ended December 31, 2024 and 2023, respectively.

For The Years Ended December 31, 2023 and 2022

Our consolidated income (loss) from operations for the years ended December 31, 2023 and 2022 is as follows:

	For the years ended December 31,
(In thousands)	2023	2022	Change	% Change
Revenues:
Revenue from services	$515,275	$755,630	$(240,355)	(32)%
Revenue from products	167,557	142,845	24,712	17%
Revenue from transfer of intellectual property and other	180,663	105,721	74,942	71%
Total revenues	863,495	1,004,196	(140,701)	(14)%
Costs and expenses:
Cost of revenue	545,368	715,977	(170,609)	(24)%
Selling, general and administrative	300,559	372,672	(72,113)	(19)%
Research and development	89,593	73,887	15,706	21%
Contingent consideration	(1,036)	(1,312)	276	21%
Amortization of intangible assets	86,032	87,784	(1,752)	(2)%
Gain on sale of assets	—	(18,559)	18,559	100%
Total costs and expenses	1,020,516	1,230,449	(209,933)	(17)%
Loss from operations	(157,021)	(226,253)	69,232	(31)%

Diagnostics

	For the years ended December 31,
(In thousands)	2023	2022	Change	% Change
Revenues
Revenue from services	$515,275	$755,630	(240,355)	(32)%
Total revenues	515,275	755,630	(240,355)	(32)%
Costs and expenses:
Cost of revenue	445,827	627,559	(181,732)	(29)%
Selling, general and administrative	202,341	284,388	(82,047)	(29)%
Research and development	2,508	12,024	(9,516)	(79)%
Amortization of intangible assets	20,195	23,870	(3,675)	(15)%
Gain on sale of assets	—	(18,559)	18,559	100%
Total costs and expenses	670,871	929,282	(258,411)	(28)%
Loss from operations	(155,596)	(173,652)	18,056	10%

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

Revenue from transfer of intellectual property and other for the year ended December 31, 2022 represents grants received under the CARES Act totaling $16.2 million.

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

Cost of revenue. Cost of revenue for the year ended December 31, 2023 increased by 13% to $99.5 million compared to the year ended December 31, 2022, which was driven by growing sales in our international operations due primarily to changes in product mix during the period and higher inventory costs compared to the prior period partially impacted by unfavorable foreign exchange fluctuations of $4.4 million.

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

Interest expense. Interest expense for the years ended December 31, 2023 and 2022 was $13.5 million and $12.1 million, respectively. Interest expense was principally related to interest incurred on the 2025 Notes, the 2023 Convertible Notes, the 2033 Senior Notes, and BioReference’s outstanding debt under the BioReference Credit Agreement.

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

Income tax benefit (provision). Our income tax benefit (provision) for the years ended December 31, 2023 and 2022 was ($4.4 million) provision and $63.5 million benefit, respectively. For the year ended December 31, 2023, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, the impact of the payments under the Merck Agreement, and operating results in tax jurisdictions which do not result in a tax benefit. For the year ended December 31, 2022, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to changes in the company’s estimated tax liability, the impact from the IPR&D tax basis difference on deferred attribute realization as a result of the acquisition of ModeX, as well as the relative mix of earnings and losses in the U.S. versus foreign tax jurisdictions, and operating results in tax jurisdictions which do not result in a tax benefit.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2024, we had cash, cash equivalents and restricted cash of approximately $445.6 million. Cash used in operations of $183.5 million for year ended December 31, 2024 principally reflects general and administrative expenses related to our corporate operations, research and development activities and sales and marketing activities related to our pharmaceutical and diagnostic business. Cash provided by investing activities was $352.2 million for the year ended December 31, 2024 primarily reflected both the proceeds from the BioReference Transaction and the sale of equity securities, offset by capital expenditures. Cash provided by financing activities of $184.2 million primarily reflected the issuance of our 2029 Convertible Notes and the issuance of the 2044 Notes, which was partially offset by the redemption of the 2025 Notes, repurchase of shares of our Common Stock, and net repayments on our lines of credit. We have historically not generated sustained positive cash flow sufficient to offset our operating and other expenses, and our primary sources of cash have been from the public and private placement of equity and debt, as well as credit facilities available to us.

On January 7th, 2025, ModeX announced the dosing of the first participant in a Phase 1 study of an EBV vaccine candidate being developed in collaboration with Merck. This achievement triggered a $12.5 million cash milestone payment from Merck to ModeX under the Merck Agreement, pursuant to which Merck obtained a license to certain patent rights and know-how in connection with the development of ModeX’s preclinical nanoparticle vaccine candidate targeting the Epstein-Barr Virus. Under the terms of the Merck Agreement, ModeX is eligible to receive up to an additional $860.0 million upon the achievement of certain commercial and development milestones.

ModeX and Merck have established a strategic collaboration with a detailed research plan to guide the development of such a vaccine or related product. This plan includes the creation of a joint steering committee, and the potential use of third-party contract development and manufacturing organization carry out such activities unless otherwise agreed. Merck will reimburse ModeX for development costs incurred as part of this research plan. To date, we have incurred $25.0 million of development costs related to the Epstein-Barr Virus, which Merck has reimbursed in full.

In September 2024, ModeX entered into the BARDA Amendments which increased funding by $26.9 million, for the ongoing development, manufacturing, and execution of a Phase 1 clinical trial for a next-generation MSTAR multispecific antibody with broad neutralizing activity against known variants of SARS-CoV-2. The BARDA Amendments also included BARDA's exercise of an option for the development of a multispecific protein antibody for influenza or another pathogen, with the additional funding allocated to cover the expanded work. These modifications increased the total value of the BARDA Contract to $110.0 million, with a potential value of $205.0 million if BARDA exercises all options thereunder to expand ModeX's services. The BARDA Contract covers a five-year period through February 2028. We expect this funding will support the development of a second novel multispecific antibody to SARS-CoV-2, from preclinical through Phase 1 trials, as well as preclinical work on gene-based expression of multispecific antibodies to SARS-CoV-2, including mRNA and/or DNA vectors. In addition, ModeX plans to begin development of influenza multispecifics with gene and/or protein delivery modalities. As of December 31, 2024, the aggregate amount remaining to be funded by BARDA, which is subject to performance obligations and excluding unexercised contract options, was $85.0 million.

On September 16, 2024, the Company consummated the BioReference Transaction, pursuant to which Labcorp acquired select assets of BioReference. Labcorp paid to the Company aggregate consideration of $237.5 million in cash, subject to certain adjustments as set forth in the Labcorp Asset Purchase Agreement. The assets acquired by Labcorp included BioReference's laboratory testing businesses focused on clinical diagnostics, reproductive health, and women's health across the United States, excluding New York and New Jersey.

During the year ended December 31, 2024, the Company sold 2,937,762 shares of GeneDx Holdings common stock at various prices for approximately $166.6 million in aggregate proceeds. The sale reduced the Company's total ownership in GeneDx Holdings to 2.3% as of December 31, 2024. As of December 31, 2024, the aggregate value of our GeneDx Holdings investment was $47.7 million based on the closing market price of the GeneDx Holdings common stock on such date.

On July 18, 2024, our Board of Directors authorized the repurchase of up to $100 million of our Common Stock. Under this program, we may repurchase shares through various methods, including open market purchases, block trades, privately negotiated transactions and accelerated share repurchases, as well as pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Exchange Act, and otherwise in compliance with applicable laws. The timing and volume of repurchases will depend on market conditions, our capital management, investment opportunities, and other factors. The program does not obligate us to repurchase any specific number of shares, has no set expiration date, and may be modified, suspended, or discontinued at our discretion. Through December 31, 2024, the Company repurchased an aggregate of 25,825,785 shares of Common Stock at an average price of $1.56 per share for approximately $40.2 million under this repurchase program.

On July 17, 2024, we completed a private offering of $250 million aggregate principal amount of the 2044 Notes in accordance with the terms of the 2044 Note Purchase Agreement. The 2044 Notes are secured by the Company’s profit share payments from Pfizer under the Restated Pfizer Agreement. The 2044 Notes bear interest at the 3-month SOFR plus 7.5%, subject to a minimum interest rate of 4.0% per annum. The 2044 Notes mature in July 2044, with interest-only payments required for the first four years.

In January 2024, we completed a private offering of $230.0 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2029 (the “2029 Convertible 144A Notes”) in accordance with the terms of the note purchase agreement (the “144A Note Purchase Agreement”) entered into by and between the Company and J.P. Morgan Securities LLC (the "Initial Purchaser").

We received approximately $220.0 million of net proceeds from the issuance of the 2029 Convertible 144A Notes, after deducting fees and estimated offering expenses. We used approximately $50.0 million of the net proceeds to repurchase shares of our Common Stock from purchasers of the 2029 Convertible 144A Notes in privately negotiated transactions at a purchase price equal to the closing sale price per share of Common Stock on January 4, 2024, which was $0.9067. Contemporaneously with the pricing of the 2029 Convertible 144A Notes, we entered into separate, privately negotiated transactions with certain holders of the outstanding 2025 Notes to repurchase, on the closing date, approximately $144.4 million aggregate principal amount of such notes. We effected such repurchases for cash, using $146.3 million of the net proceeds from the offering of the 2029 Convertible 144A Notes, following which only $170 thousand aggregate principal amount of the 2025 Notes remained outstanding.

Additionally, we issued and sold approximately $71.1 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2029 (the “2029 Convertible Affiliate Notes” and, together with the  2029 Convertible 144A Notes, the “ 2029 Convertible Notes”) pursuant to the terms of a note purchase agreement entered into on January 4, 2024 (the “Affiliate Note Purchase Agreement”) by and among the Company and certain investors including, Frost Gamma Investments Trust, a trust controlled by Phillip Frost, M.D., the Company’s Chairman and Chief Executive Officer, and Jane H. Hsiao, Ph.D., MBA, the Company’s Vice-Chairman and Chief Technical Officer (collectively, the “Affiliate Purchasers”). Pursuant to the Affiliate Note Purchase Agreement, the Company issued and sold the 2029 Convertible Affiliate Notes to the Affiliate Purchasers in exchange for $55.0 million aggregate principal amount of the Company’s existing 5% Convertible Promissory Notes (the "2023 Convertible Notes"), together with approximately $16.1 million of accrued but unpaid interest thereon, held by the Affiliate Purchasers. Following such exchange, no 2023 Convertible Notes remained outstanding.

At December 31, 2024, $280.6 million aggregate principal amount of the 2029 Convertible Notes was outstanding.

Holders may convert their 2029 Convertible Notes at their option prior to the close of business on the business day immediately preceding September 15, 2028 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2024 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five consecutive business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Common Stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events specified in the indenture governing the 2029 Convertible Notes. On or after September 15, 2028 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing conditions. Upon conversion of a note, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our Common Stock, at our election.

The conversion rate is initially equal to 869.5652 shares of Common Stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $1.15 per share of Common Stock). The conversion rate for the 2029 Convertible Notes is subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. We may not redeem the 2029 Convertible Notes prior to the maturity date.

As of December 31, 2024, the total commitments under our lines of credit with financial institutions in Chile and Spain were $30.8 million, of which $13.5 million was drawn as of December 31, 2024. At December 31, 2024, the weighted average interest rate on these lines of credit was approximately 5.52%. These lines of credit are short-term and are used primarily as a source of working capital. The highest aggregate principal balance at any time outstanding during the year ended December 31, 2024, was $23.6 million. We intend to continue to draw on these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.

Separately, on September 16, 2024, BioReference fully repaid its obligations and terminated the BioReference Credit Agreement. BioReference paid approximately $9.7 million to settle its obligations, incurring no prepayment premium or penalty.

In connection with our agreements with Merck, Pfizer, VFMCRP, and Nicoya, we are eligible to receive various milestone payments and royalty considerations. Under the terms of the Merck Agreement, we received an initial payment of $50.0 million and are also eligible to receive up to an additional $860.0 million upon the achievement of certain commercial and development milestones under several indications. We are also eligible to receive tiered royalty payments ranging from high single digits to low double digits upon achievement of certain sales targets of the Product (as defined in the Merck Agreement). On January 7, 2025, ModeX announced the dosing of the first participant in a Phase 1 study for an EBV vaccine candidate being developed in collaboration with Merck which triggered a $12.5 million milestone payment from Merck under the Merck Agreement. Under the terms of the Restated Pfizer Agreement, we have received or are eligible to receive up to an additional $275.0 million upon the achievement of certain regulatory milestones, including $90 million triggered by the FDA approval in the United States and $85 million due to the commencement of sales of NGENLA (Somatrogon) in Europe and Japan, which we received in 2022. In addition, we are eligible to receive regional, tiered gross profit sharing for both Somatrogon (hGH-CTP) and Pfizer’s Genotropin®. Under the terms of the VFMCRP Agreement, we are entitled to receive up to an additional $15 million in regulatory milestones and $200 million in milestone payments tied to the launch, pricing and sales of Rayaldee, including a $7 million regulatory milestone payment we recorded in the first quarter of 2023 triggered by the German price approval for Rayaldee and $3 million regulatory milestone payment we recognized in 2022 following the first sale of Rayaldee in Europe. In addition, we are eligible to receive tiered, double-digit royalty payments. Under the terms of the Nicoya Agreement, we received an initial upfront payment of $5 million and are eligible to receive an aggregate of $5 million tied to the first anniversary of the effective date of the Nicoya Agreement, of which we have received $2.5 million. Furthermore, we received the additional $2.5 million upon Nicoya’s submission of the investigational new drug application to the Center for Drug Evaluation of China in March 2023. We are also eligible to receive up to an additional aggregate amount of $115 million upon the achievement of certain development, regulatory and sales-based milestones by Nicoya for the Nicoya Product in the Nicoya Territory. We are also eligible to receive tiered, double digit royalty payments at rates in the low double digits on net product sales within the Nicoya Territory and in the Nicoya Field.

We believe that cash, cash equivalents and restricted cash on hand at December 31, 2024 are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements, and the timing of those requirements, will depend on a number of factors, including the approval and success of our products and products in development, particularly our long acting Somatrogon (hGH-CTP) for which we have received approval in over 50 markets, including the United States, Europe, Japan, Australia and Canada, the commercial success of Rayaldee, BioReference’s financial performance, possible acquisitions and dispositions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and results of government investigations, payor claims, existing legal proceedings and those that may arise in the future. We have historically not generated sustained positive cash flow, and if we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions or reduce our marketing or sales efforts or cease operations.

The following table provides information as of December 31, 2024, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations
(In thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Open purchase orders	$33,812	$4,959	$415	$—	$—	$—	$39,186
Operating leases	12,649	10,854	9,549	8,808	6,720	12,918	61,498
Finance leases	1,679	1,277	775	189	187	1,636	5,743
2029, 2025, and 2033 Convertible Notes	170	—	—	—	173,556	50	173,776
2044 Notes	—	—	—	—	—	245,576	245,576
Mortgages and other debts payable	1,384	1,001	763	778	461	—	4,387
Lines of credit	14,849	—	—	—	—	—	14,849
Interest commitments	10,737	10,717	10,701	10,715	441	—	43,311
Total	$75,280	$28,808	$22,203	$20,490	$181,365	$260,180	$588,326

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

Goodwill and intangible assets. Goodwill, IPR&D and other intangible assets acquired in business combinations, licensing and other transactions was $1.3 billion and $1.5 billion at December 31, 2024 and 2023, respectively.

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

Goodwill was $529.3 million and $598.3 million at December 31, 2024 and 2023, respectively. Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value.

Net intangible assets other than goodwill were $811.6 million and $935.3 million at December 31, 2024 and 2023, respectively, including IPR&D of $195.0 million at December 31, 2024 and 2023. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products and IPR&D. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges may occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment.

Upon obtaining regulatory approval, IPR&D assets are then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the project is abandoned, the IPR&D asset is charged to expense. Finite lived intangible assets are tested for impairment when events or changes in circumstances indicate it is more likely than not that the carrying amount of such assets may not be recoverable. The testing includes a comparison of the carrying amount of the asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. We believe that our estimates and assumptions in testing goodwill and other intangible assets, including IPR&D, for impairment are reasonable and otherwise consistent with assumptions that marketplace participants would use in their estimates of fair value. Based on the current financial performance of our diagnostic segment and our Ireland reporting unit, which includes Eirgen and Rayaldee, if future results are not consistent with our estimates and assumptions, then we may be exposed to impairment charges, which could be material. At December 31, 2024, the goodwill of our diagnostics segment totaled $219.7 million and the goodwill of our Ireland reporting unit totaled $79.4 million. No impairment charges were recognized for the years ended December 31, 2024, 2023, or 2022.

During the year ended December 31. 2022, we reclassified $590.2 million of IPR&D related to Somatrogon (hGH-CTP) from IPR&D in our Consolidated Balance Sheet upon the approval of NGENLA (Somatrogon) in Europe and Japan. The assets are being amortized on a straight-line basis over their estimated useful life of approximately 12 years.

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $82.6 million, $86.0 million and $87.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. For the year ended December 31, 2024, and 2023, negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $1.5 million and $19.2 million, respectively, were recognized. Revenue adjustments for the year ended December 31, 2024 were primarily due to the composition of patient pay mix and for the year ended December 31, 2023 were primarily due to lower reimbursements from Medicare payors.

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

Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of December 31, 2024 and 2023, we have liabilities of approximately $2.0 million and $3.1 million within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.

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

We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the years ended December 31, 2024, 2023 and 2022, we recognized $29.0 million, $31.0 million and $27.2 million in net product revenue from sales of Rayaldee.

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

Revenue from the transfer of intellectual property and other, which includes milestone payments, royalties, and other collaboration revenues, totaled $77.4 million, $180.7 million, and $105.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.

For the year ended December 31, 2024, such revenue included $30.0 million from Pfizer, inclusive of $28.3 million from gross profit share and royalty payments for both NGENLA (Somatrogon) and Pfizer's Genotropin® (Somatropin), $23.8 million from the BARDA Contract, a $12.5 million milestone payment from Merck under the Merck Agreement, and $10.2 million from contract manufacturers' commercial milestones.

For the year ended December 31, 2023, revenue from the transfer of intellectual property included $116.7 million from Pfizer, which included a $90.0 million milestone payment triggered by the FDA approval of NGENLA (Somatrogon), $22.6 million from gross profit share and royalty payments for both NGENLA (Somatrogon) and Pfizer's Genotropin® (Somatropin), $50.0 million from Merck in consideration for the rights granted under the Merck Agreement, $7.0 million from VFMCRP triggered by the German price approval for Rayaldee, $2.5 million from Nicoya due to Nicoya's submission of the investigational new drug application to China's Center for Drug Evaluation, $1.2 million from the BARDA Contract, and $2.4 million from contract manufacturers' commercial milestones.

For the year ended December 31, 2022, revenue from the transfer of intellectual property included $98.7 million from Pfizer, inclusive of an $85.0 million regulatory milestone payment based on the commencement of sales of NGENLA (Somatrogon) in Europe and Japan and $4.4 million from gross profit share and royalty payments for both NGENLA (Somatrogon) and Pfizer's Genotropin® (Somatropin),  $3.0 million related to a sales milestone pursuant to the VFMCRP Agreement and $2.5 million from Nicoya tied to the first anniversary of the effective date of that agreement.

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

While we have receivables due from federal and state governmental agencies, such receivables are not a credit risk because federal and state governments fund the related healthcare programs. Payment is primarily dependent upon submitting appropriate documentation. At December 31, 2024 and 2023, receivable balances (net of explicit and implicit price concessions) from Medicare and Medicaid were 4.8% and 6.7%, respectively, of our consolidated Accounts receivable, net.

The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At December 31, 2024 and 2023, receivables due from patients represented approximately 1.7% and 2.0%, respectively, of our consolidated accounts receivable, net.

We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for credit losses was $1.3 million and $2.0 million at December 31, 2024 and 2023, respectively. The credit loss expense for the years ended December 31, 2024, 2023 and 2022 was $0.1 million, $0.3 million and $0.3 million, respectively.

Accounts receivable as of December 31, 2024 included $3.6 million of government contract revenue earned under the BARDA contract.

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

Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which are used in our testing laboratories. Inventory obsolescence expense for the years ended December 31, 2024, 2023 and 2022 was $2.1 million, $8.1 million and $4.1 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting standards yet to be adopted

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

Recently adopted accounting standards

In November 2023, the FASB issued ASU No 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its CODM uses to assess segment performance and to make decisions about resource allocations. ASU 2023-07 is effective for the Company beginning with the fiscal year ended December 31, 2024. The guidance is being applied prospectively.

In 2021, the Organization for Economic Co-operation and Development (“OECD”) established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution (“Pillar Two”) to global taxation, focusing on global profit allocation and a 15% global minimum effective tax rate. On December 15, 2022, the EU member states agreed to implement the OECD’s global minimum tax rate of 15%. The OECD issued Pillar Two model rules and continues to release guidance on these rules. The inclusive framework calls for tax law changes by participating countries to take effect in 2025. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax. We considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and there is no material impact to our tax results for the period. We anticipate further legislative activity and administrative guidance in 2025, and will continue to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions we operate in.

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” This standard simplified the accounting for convertible instruments. We adopted ASU 2020-06 on January 1, 2022, using the modified retrospective approach. This resulted in an increase of $21.6 million to the 2025 Convertible Notes, a reduction of $17.5 million to the Accumulated deficit, and a reduction of $39.1 million to Additional paid-in capital.

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

For the years ended December 31, 2024, 2023, and 2022, approximately 23.1%, 29.6%, and 21.6% of revenue was denominated in currencies other than the U.S. Dollar (USD). Our financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting our consolidated financial results. During the years ended December 31, 2024 and 2023, the most significant currency exchange rate exposures were to the Chilean Peso and Euro. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $52.7 million and $34.6 million at December 31, 2024 and 2023, respectively. For information on such open foreign exchange forward contracts for the years ended December 31, 2024 and 2023 see “Management’s Discussion and Analysis—Results of Operations— Foreign Currency Exchange Rates.”

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

At December 31, 2024, we had cash, cash equivalents and restricted cash of $445.6 million. The weighted average interest rate related to our cash, cash equivalents and restricted cash for the year ended December 31, 2024 was approximately 3.4%. As of December 31, 2024, the principal outstanding balances under our Chilean and Spanish lines of credit was $13.5 million in the aggregate at a weighted average interest rate of approximately 5.52%. As of December 31, 2024, the principal outstanding balance under our 2044 Notes, which accrue interest at the 3-month SOFR, was $250.0 million at a weighted average interest rate of approximately 12.98%. Based on our outstanding balances at December 31, 2024, if our applicable interest rates on our variable rate debt increase by 1%, then our debt service on an annual basis would increase by approximately $2.5 million. Our other outstanding convertible senior notes have fixed rates of interest; therefore, we are not exposed to interest rate risk on those instruments. See Note 7 to the audited consolidated financial statements contained in this Annual Report on Form 10-K. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yield without significantly increasing risk. To achieve this objective, we may invest our excess cash in debt instruments of the U.S. Government and its agencies, bank obligations, repurchase agreements and high-quality corporate issuers, and money market funds that invest in such debt instruments, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than three months.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of OPKO Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OPKO Health, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2025 expressed an unqualified opinion thereon.

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

For the year ended December 31, 2024, the Company recorded revenue from services of $480.7 million. As discussed in Note 15 to the consolidated financial statements, revenue from services includes amounts due under third-party and government payer programs, net of estimates for explicit and implicit price concessions and other elements of variable consideration. The Company estimates variable consideration by evaluating, among other factors, recent collections experience as well as changes in reimbursement regulations, claims processing and coverage determinations.

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

March 3, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of OPKO Health, Inc.

Opinion on Internal Control over Financial Reporting

We have audited OPKO Health, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, OPKO Health, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated March 3, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Miami, Florida

March 3, 2025

OPKO Health, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash, cash equivalents and current restricted cash	$431,936	$95,881
Accounts receivable, net	118,017	123,379
Inventory, net	56,797	65,697
Other current assets and prepaid expenses	55,339	24,519
Total current assets	662,089	309,476
Property, plant and equipment, net	70,134	75,429
Intangible assets, net	616,613	740,283
In-process research and development	195,000	195,000
Goodwill	529,252	598,260
Investments	54,584	16,082
Operating lease right-of-use assets	54,003	68,088
Other assets	18,537	9,080
Total assets	$2,200,212	$2,011,698
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$47,071	$69,677
Accrued expenses	118,357	90,086
Current maturities of operating leases	12,649	12,996
Current portion of convertible notes	170	—
Current portion of lines of credit and notes payable	14,849	27,293
Total current liabilities	193,096	200,052
Operating lease liabilities	48,849	54,140
Long term portion of convertible notes	173,606	214,325
Senior secured notes	245,576	—
Deferred tax liabilities	140,799	126,773
Other long-term liabilities, principally contingent consideration and lines of credit	32,838	27,189
Total long-term liabilities	641,668	422,427
Total liabilities	834,764	622,479
Equity:
Common Stock - $0.01 par value, 1,250,000,000 shares authorized; 701,350,447 and 781,936,885 shares issued at December 31, 2024 and 2023, respectively	7,015	7,820
Treasury Stock, - 29,799,907 shares at December 31, 2024 and 2023, respectively	(1,791)	(1,791)
Additional paid-in capital	3,481,364	3,433,006
Accumulated other comprehensive loss	(56,130)	(38,030)
Accumulated deficit	(2,065,010)	(2,011,786)
Total shareholders’ equity	1,365,448	1,389,219
Total liabilities and equity	$2,200,212	$2,011,698

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the years ended December 31,
	2024	2023	2022
Revenues:
Revenue from services	$480,667	$515,275	$755,630
Revenue from products	155,111	167,557	142,845
Revenue from transfer of intellectual property and other	77,364	180,663	105,721
Total revenues	713,142	863,495	1,004,196
Costs and expenses:
Cost of service revenue	402,109	445,830	627,548
Cost of product revenue	92,523	99,538	88,429
Selling, general and administrative	304,220	300,559	372,672
Research and development	105,214	89,593	73,887
Contingent consideration	—	(1,036)	(1,312)
Amortization of intangible assets	82,634	86,032	87,784
Gain on sale of assets	(121,493)	—	(18,559)
Total costs and expenses	865,207	1,020,516	1,230,449
Operating loss	(152,065)	(157,021)	(226,253)
Other income and (expense), net:
Interest income	8,426	3,983	1,981
Interest expense	(47,465)	(13,506)	(12,056)
Fair value changes of derivative instruments, net	(26,161)	(781)	649
Other income (expense), net	206,903	(16,994)	(155,842)
Other income (expense), net	141,703	(27,298)	(165,268)
Loss before income taxes and investment losses	(10,362)	(184,319)	(391,521)
Income tax (provision) benefit	(42,844)	(4,437)	63,499
Net loss before investment losses	(53,206)	(188,756)	(328,022)
Loss from investments in investees	(18)	(107)	(383)
Net loss	$(53,224)	$(188,863)	$(328,405)
Loss per share basic and diluted:
Loss per share	$(0.08)	$(0.25)	$(0.46)
Weighted average number of common shares outstanding, basic and diluted	694,019,535	751,765,915	719,060,942

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the years ended December 31,
	2024	2023	2022
Net loss	$(53,224)	$(188,863)	$(328,405)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	(18,100)	5,293	(12,828)
Comprehensive loss	$(71,324)	$(183,570)	$(341,233)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

For the years ended December 31, 2024, 2023, 2022

					Additional	Accumulated Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at December 31, 2021	690,082,283	$6,901	(8,655,082)	(1,791)	$3,222,487	$(30,495)	$(1,511,976)	$1,685,126
Equity-based compensation expense	—	—	—	—	18,509	—	—	18,509
Exercise of common stock options	629,837	6	—	—	(780)	—	—	(774)
Adoption of ASU 2020-06	—	—	—	—	(39,100)	—	17,458	(21,642)
ModeX Acquisition	90,594,044	906	—	—	220,756	—	—	221,662
Net loss	—	—	—	—	—	—	(328,405)	(328,405)
Other comprehensive loss	—	—	—	—	—	(12,828)	—	(12,828)
Balance at December 31, 2022	781,306,164	$7,813	(8,655,082)	(1,791)	$3,421,872	$(43,323)	$(1,822,923)	$1,561,648

					Additional	Accumulated Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at December 31, 2022	781,306,164	$7,813	(8,655,082)	$(1,791)	$3,421,872	$(43,323)	$(1,822,923)	$1,561,648
Equity-based compensation expense	—	—	—	—	11,413	—	—	11,413
Exercise of common stock options	630,721	7	—	—	(279)	—	—	(272)
Net loss	—	—	—	—	—	—	(188,863)	(188,863)
Other comprehensive income	—	—	—	—	—	5,293	—	5,293
Balance at December 31, 2023	781,936,885	$7,820	(8,655,082)	$(1,791)	$3,433,006	$(38,030)	$(2,011,786)	$1,389,219

					Additional	Accumulated Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at December 31, 2023	781,936,885	$7,820	(8,655,082)	(1,791)	$3,433,006	$(38,030)	$(2,011,786)	$1,389,219
Equity-based compensation expense	—	—	—	—	11,048	—	—	11,048
Exercise of common stock options/vesting of restricted stock units	384,378	4	—	—	(212)	—	—	(208)
2025 Notes	—	—	(21,144,825)	—	—	—	—	—
2029 Convertible Notes	—	—	—	—	152,041	—	—	152,041
Repurchase of 2029 Convertible Notes	—	—	—	—	(25,105)	—	—	(25,105)
Shares repurchase	(80,970,816)	(809)	—	—	(89,414)	—	—	(90,223)
Net loss	—	—	—	—	—	—	(53,224)	(53,224)
Other comprehensive loss	—	—	—	—	—	(18,100)	—	(18,100)
Balance at December 31, 2024	701,350,447	$7,015	(29,799,907)	(1,791)	$3,481,364	$(56,130)	$(2,065,010)	$1,365,448

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(53,224)	$(188,863)	$(328,405)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	98,176	105,297	108,655
Non-cash interest	17,547	2,750	2,750
Amortization of deferred financing costs	1,974	1,222	1,161
Losses from investments in investees	18	107	383
Equity-based compensation – employees and non-employees	11,048	11,413	18,509
Realized loss (gain) on disposal of fixed assets and sales of equity securities	(63,397)	1,321	(455)
Change in fair value of equity securities and derivative instruments	(114,429)	17,647	153,835
Loss on conversion convertible senior notes	(6,628)	—	—
Change in fair value of contingent consideration	—	(1,036)	(1,312)
Deferred income tax provision	14,744	146	(74,405)
Gain on sale of assets	(121,493)	—	(18,559)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(220)	3,411	128,602
Inventory, net	4,217	15,197	13,662
Other current assets and prepaid expenses	(3,979)	7,164	(3,416)
Other assets	237	(288)	1,935
Accounts payable	(20,662)	2,828	(9,388)
Foreign currency measurement	3,899	(1,036)	2,369
Accrued expenses and other liabilities	48,683	(5,477)	(91,110)
Net cash used in operating activities	(183,489)	(28,197)	(95,189)
Cash flows from investing activities:
Investments in investees	—	(5,000)	—
Proceeds from sale of investments	166,604	364	115,423
Acquisition of businesses, net of cash acquired	—	—	(1,758)
Proceeds from the sale of property, plant and equipment	242	2,713	1,951
Capital expenditures	(25,010)	(16,275)	(24,578)
Proceeds from LabCorp Sale	210,378	—	—
Net cash provided by (used in) investing activities	352,214	(18,198)	91,038
Cash flows from financing activities:
Issuance of 3.00% convertible senior notes, net (including related parties)	230,000	—	—
Issuance of 2044 Notes	250,000	—	—
Debt issuance costs	(13,385)	—	—
Share repurchase	(90,223)	—	—
Net activity from the exercise of common stock options and warrants	(208)	(272)	(774)
Repurchase of 2029 Convertible Notes	(30,102)	—	—
Borrowings on lines of credit	459,432	671,678	1,059,519
Repayments of lines of credit	(475,061)	(679,709)	(1,035,774)
Redemption of 2025 Notes and 2033 Senior Notes	(146,287)	(3,000)	—
Net cash provided by (used in) financing activities	184,166	(11,303)	22,971
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,157)	388	(339)
Net decrease in cash, cash equivalents and restricted cash	349,734	(57,310)	18,481
Cash, cash equivalents and restricted cash at beginning of period	95,881	153,191	134,710
Cash, cash equivalents and restricted cash at end of period	$445,615	$95,881	$153,191
SUPPLEMENTAL INFORMATION:
Interest paid	$20,883	$8,135	$7,420
Income taxes paid, net of refunds	$10,008	$3,712	$8,037
Operating lease right-of-use assets obtained in exchange for lease obligations	$—	$29,363	$—
Assets acquired by finance leases	$—	$203	$4,717
Non-cash financing:
Shares issued upon the conversion of:
Common Stock options and warrants, surrendered in net exercise	$529	$301	$1,268
Issuance of common stock for acquisition of ModeX	$—	$—	$221,662
Fair value of shares included in consideration from GeneDx Holdings	$—	$6,689	$172,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Business and Organization

We are a diversified healthcare company that seeks to establish industry leading positions in large and rapidly growing medical markets. Our pharmaceutical business features Somatrogon (hGH-CTP), a once-weekly human growth hormone injection. We have partnered with Pfizer Inc. (“Pfizer”) for the development and commercialization of Somatrogon (hGH-CTP). Regulatory approvals for Somatrogon (hGH-CTP) for the treatment of growth hormone deficiency in children and adolescents have been secured in more than 50 markets, including the United States, European Union (“EU”) Member States, Japan, Canada, and Australia, where it is marketed under the brand name NGENLA®. Through our pharmaceutical business, we also manufacture and sell Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency. Through our 2022 acquisition of ModeX Therapeutics, Inc. (“ModeX”), we have expanded our pharmaceutical pipeline with early-stage immune therapies targeting cancer and infectious diseases.

Our diagnostics business, BioReference Health, LLC (“BioReference”), is a highly specialized laboratory in the United States, with a sales and marketing team focused on growth and new product integration, including the 4Kscore® prostate cancer test. BioReference® offers a broad spectrum of diagnostic testing services for oncology, urology (4Kscore), and corrections nationwide, setting new standards with our industry-leading turnaround times. BioReference also provides comprehensive clinical and women’s health testing in New York and New Jersey. Our test offerings are backed by a team of board-certified medical professionals and driven by the latest healthcare guidelines and standards- marketed directly to physicians, geneticists, hospitals, clinics, correctional facilities, and other healthcare providers. On  September 16, 2024 we consummated the sale of certain assets of BioReference to Laboratory Corporation of America Holdings (“Labcorp”), as described below.

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

On  March 27, 2024, the Company entered into a definitive agreement with Labcorp (the “Labcorp Asset Purchase Agreement”), pursuant to which Labcorp agreed to acquire select assets of BioReference (the “BioReference Transaction”). The BioReference Transaction closed on  September 16, 2024, and upon closing, Labcorp paid to the Company aggregate consideration of $237.5 million in cash, which is subject to certain adjustments as set forth in the Labcorp Asset Purchase Agreement. These assets were part of our diagnostics segment and include BioReference's laboratory testing businesses focused on clinical diagnostics, reproductive health, and women's health across the United States, excluding BioReference's New York and New Jersey operations.

Pursuant to the Labcorp Asset Purchase Agreement, a total of approximately $23.7 million was withheld at closing and deposited by us into an escrow account to satisfy potential indemnity claims under the Labcorp Asset Purchase Agreement. The escrow will be released to the Company on the twelve-month anniversary of the closing date, subject to any outstanding or liquidated indemnity claims. The Company recorded the escrow within other current assets on the Condensed Consolidated Balance Sheet as of December 31, 2024.

We recognized a gain of $121.5 million from the BioReference Transaction for the year ended December 31, 2024.

Note 2 Foreign exchange rates

For the years ended December 31, 2024, 2023, and 2022, approximately 23.1%, 29.6%, and 21.6% of revenue was denominated in currencies other than the U.S. Dollar (USD). Our financial statements are reported in USD and, accordingly, fluctuations in exchange rates affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting our consolidated financial results. During the years ended December 31, 2024, 2023 and 2022, the most significant currency exchange rate exposures were to the Chilean Peso and Euro. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $52.7 million and $34.6 million at  December 31, 2024 and 2023, respectively.

We are subject to foreign currency translation risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. We limit foreign currency transaction risk through hedge transactions with foreign currency forward contracts. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date. As of December 31, 2024, we held no open foreign exchange forward contracts relating to inventory purchases on letters of credit. At December 31, 2023, we had 52 open foreign exchange forward contracts relating to inventory purchases on letters of credit. These contracts matured monthly through January 2024 with a notional value totaling approximately $2.9 million.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheet to the sum of such amounts in the Condensed Consolidated Statements of Cash Flows:

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$426,582	$95,881
Restricted cash, current	5,354	—
Restricted cash, long-term	13,679	—
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$445,615	$95,881

The Company classifies cash deposits related to letters of credit securing insurance and lease obligations as restricted cash, which is included in other assets, non-current, within the Consolidated Balance Sheet.

Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which are used in our testing laboratories. Inventory obsolescence expense for the years ended December 31, 2024, 2023 and 2022 was $2.1 million, $8.1 million and $4.1 million, respectively.

Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting. Refer to Note 6. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions was $1.3 billion and $1.5 billion at December 31, 2024 and 2023, respectively.

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

Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value. Goodwill was $529.3 million and $598.3 million, respectively, at December 31, 2024 and 2023.

Net intangible assets other than goodwill were $811.6 million and $935.3 million at December 31, 2024 and 2023, respectively, including IPR&D of $195.0 million at December 31, 2024 and 2023. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products and IPR&D. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges may occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in estimates and assumptions, and changes in such estimates or assumptions could potentially lead to impairment.

Upon regulatory approval, IPR&D assets are classified as finite-lived intangible assets. These assets are then amortized on a straight-line basis over their estimated useful lives. If a project is abandoned, the associated IPR&D costs are immediately expensed. We also regularly assess finite-lived intangible assets for impairment. This assessment involves comparing the carrying amount of an asset, which is its cost minus accumulated amortization, to its estimated future undiscounted cash flows. If an asset's carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to reflect the difference between the asset's carrying amount and its fair value.

While we believe our estimates and assumptions used in impairment testing (including for goodwill and IPR&D) are reasonable and reflect those used by market participants, there is a potential risk of material impairment charges. Based on the current financial performance of our diagnostics segment and our Ireland reporting unit (which includes Eirgen and Rayaldee), we could be subject to such charges if their future performance deviates from our current estimates and assumptions as recently experienced. For reference, the goodwill of our diagnostics segment totaled $219.7 million and $283.0 million at December 31, 2024 and 2023, respectively, while the goodwill of our Ireland reporting unit totaled $79.4 million and $84.3 million at December 31, 2024 and 2023, respectively. No impairment charges were recognized for the years ended  December 31, 2024, 2023, or 2022.

During the year ended  December 31, 2022, upon the approval of NGENLA (Somatrogon) in Europe and Japan, we reclassified $590.2 million of IPR&D related to Somatrogon (hGH-CTP) from IPR&D in our Consolidated Balance Sheet to finite-lived intangible assets. We are amortizing the assets on a straight-line basis over their estimated useful lives of approximately 12 years.

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $82.6 million, $86.0 million and $87.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. Amortization expense from operations for our intangible assets is expected to be $79.9 million, $78.5 million, $76.2 million, $63.1 million and $59.7 million for the years ended December 31, 2025, 2026, 2027, 2028 and 2029, respectively.

Fair value measurements. The carrying amounts of our cash, cash equivalents, restricted cash, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered equity securities as of  December 31, 2024 and 2023 are predominately carried at fair value. Our debt under the BioReference Credit Agreement (as defined in Note 7) approximated fair value due to the variable rate of interest applicable to such debt.

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

Derivative financial instruments. We record derivative financial instruments on our Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At December 31, 2024 and 2023, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in the fair values of our derivatives instruments, net, in our Consolidated Statement of Operations. Refer to Note 20.

Property, plant and equipment. Property, plant and equipment are recorded at cost or fair value if acquired in a business combination. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under finance leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, and automobiles - 3-5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Assets held under finance leases are included within Property, plant and equipment, net in our Consolidated Balance Sheets and are amortized over the shorter of their useful lives or the expected term of their related leases. Depreciation expense was $15.6 million, $19.3 million and $20.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. Assets held under finance leases are included within Property, plant and equipment, net in our Consolidated Balance Sheets and are amortized over the shorter of their useful lives or the expected term of their related leases.

Impairment of long-lived assets. Long-lived assets, such as property and equipment and assets held for sale, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the year ended December 31, 2024, the Company determined the carrying amount of certain long-lived assets within our Finetech subsidiary was not recoverable. As a result, we recognized an impairment charge of $1.2 million related to these assets included in our pharmaceutical segment.

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

We operate in various countries and tax jurisdictions globally. For the year ended December 31, 2024, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.

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

While we have receivables due from federal and state governmental agencies, such receivables are not a credit risk because federal and state governments fund the related healthcare programs. Payment is primarily dependent upon submitting appropriate documentation. At December 31, 2024 and 2023, receivable balances (net of explicit and implicit price concessions) from Medicare and Medicaid were 4.8% and 6.7%, respectively, of our consolidated Accounts receivable, net. The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At December 31, 2024 and 2023, receivables due from patients represented approximately 1.7% and 2.0%, respectively, of our consolidated Accounts receivable, net.

We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for credit losses was $1.3 million and $2.0 million at December 31, 2024 and 2023, respectively. The credit loss expense for the years ended December 31, 2024, 2023 and 2022 was $0.1 million, $0.3 million and $0.3 million, respectively.

As of December 31, 2024, accounts receivable included $3.6 million of revenue earned under the BARDA Contract (as defined in Note 16). As of  December 31, 2023, accounts receivable included $0.6 million under this contract. Refer to Note 15, Government Contract Revenue for further information government contracts and to Note 16, Strategic Alliances for further information.

Equity-based compensation. We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits realized from the exercise of stock options as cash flows from operations. For the years ended December 31, 2024, 2023 and 2022, we recorded $11.0 million, $11.4 million and $18.5 million, respectively, of equity-based compensation expense.

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

Foreign currency translation. The financial statements of certain of our foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are generally translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of Other income (expense), net within the Consolidated Statement of Operations and foreign currency translation gains (losses) have been included as a component of the Consolidated Statement of Comprehensive Income (Loss). We recorded foreign currency transaction gains and losses of ($3.8 million), $1.2 million, and ($1.8 million) for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Recently adopted accounting standards.

In  November 2023, the FASB issued ASU No 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its CODM uses to assess segment performance and to make decisions about resource allocations. ASU 2023-07 is effective for the Company beginning with the fiscal year ended December 31, 2024. This guidance is being applied prospectively.

In 2021, the Organization for Economic Co-operation and Development (“OECD”) established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution (“Pillar Two”) to global taxation, focusing on global profit allocation and a 15% global minimum effective tax rate. On  December 15, 2022, the EU member states agreed to implement the OECD’s global minimum tax rate of 15%. The OECD issued Pillar Two model rules and continues to release guidance on these rules. The inclusive framework calls for tax law changes by participating countries to take effect in 2025. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax. We considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and there is no material impact to our tax results for the period. We anticipate further legislative activity and administrative guidance in 2025, and will continue to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions we operate in.

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” This standard simplified the accounting for convertible instruments. We adopted ASU 2020-06 on January 1, 2022, using the modified retrospective approach. This resulted in an increase of $21.6 million to the 2025 Convertible Notes, a reduction of $17.5 million to the Accumulated deficit, and a reduction of $39.1 million to Additional paid-in capital.

Note 4 Income (loss) Per Share

Basic income (loss) per share is computed by dividing our net income (loss) by the weighted average number of shares of our Common Stock outstanding during the period. Shares of Common Stock outstanding under the share lending arrangement entered into in conjunction with the 2025 Notes (as defined in Note 7) have been excluded from the calculation of basic and diluted earnings per share because the borrower of the shares is required under the share lending arrangement to refund any dividends paid on the shares lent. We terminated the share lending arrangement on  January 22, 2024.  Refer to Note 7. For diluted earnings per share, the dilutive impact of stock options and warrants is determined by applying the “treasury stock” method. The dilutive impact of the 2029 Convertible Notes, 2033 Senior Notes, the 2023 Convertible Notes and the 2025 Notes (each, as defined and discussed in Note 7) has been considered using the “if converted” method. For periods in which their effect would have been antidilutive, no effect is given in the dilutive computation to Common Stock issuable under outstanding options or warrants or the potentially dilutive shares issuable pursuant to the 2029 Convertible Notes, 2033 Senior Notes, the 2023 Convertible Notes and the 2025 Notes.

A total of 291,185,409,  82,843,173 and 55,582,089 potential shares of Common Stock have been excluded from the calculation of diluted net income (loss) per share for the years ended December 31, 2024, 2023 and 2022, respectively, because their inclusion would be antidilutive. A full presentation of diluted earnings per share has not been provided because the required adjustments to the numerator and denominator resulted in diluted earnings per share equivalent to basic earnings per share.

During the year ended December 31, 2024, no options were exercised, and 549,687 restricted stock units vested, resulting in the issuance of 384,378 shares of Common Stock. Of the 549,687 restricted stock units settled, 165,309 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.

During the year ended December 31, 2023, 18,750 options were exercised, and 549,680 restricted stock units vested, resulting in the issuance of 405,721 shares of Common Stock. Of the 549,680 restricted stock units settled, 162,709 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.

During the year ended December 31, 2022, an aggregate of 211,187 options were exercised and 1,599,212 restricted stock units were settled, resulting in the issuance of 1,316,570 shares of Common Stock. Of the 1,810,399 exercised and restricted stock units settled, 493,829 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the related agreements.

Note 5 Investments

Investments

The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of December 31, 2024 and 2023:

(in thousands)	As of December 31, 2024		As of December 31, 2023
Investment type	Investment Carrying Value	Underlying Equity in Net Assets	Investment Carrying Value	Underlying Equity in Net Assets
Equity securities	$49,655	1,329	$116	2,942
Equity securities with no readily determinable fair value	4,139	—	5,382	420
Equity method investments	(0)		(0)
Variable interest entity, equity method	787		796
Equity method investments - FV option	—		9,786
Warrants and options	3		2
Total carrying value of investments	$54,584		$16,082

Investments in Equity securities

We hold investments in various equity securities, which are accounted for based on the Company's level of influence over the investee and whether the equity security has a readily determinable fair value. We have determined that our ownership in these entities, along with that of related parties, does not provide the Company with significant influence over their operations, except as noted below. Accordingly, we account for our investments in these entities as equity securities and records changes in their fair value in other income (expense) each reporting period. Equity securities with readily determinable fair values are measured at fair value, while those without are adjusted to fair value when there is an observable price change.

GeneDx Holdings

During the year ended December 31, 2024, we sold 2,937,762 shares of GeneDx common stock at various prices per share for an aggregate of $166.6 million. As a result, our ownership in GeneDx had decreased to 2.2% as of December 31, 2024. This reduction, coupled with the absence of a contractual agreement for continued board representation, led to us concluding we could no longer exercise significant influence over GeneDx Holdings. Accordingly, we changed our accounting method for our investment in GeneDx Holdings from the equity method to the fair value method for equity securities.

For the year ended December 31, 2024, we recognized $140.0 million in net income related to the change in fair value of our GeneDx Holdings investment. For the years ended December 31, 2023 and 2022, we recognized $23.0 million and $150.9 million, respectively, of expense related to the change in fair value of our GeneDx Holdings investment. As of  December 31, 2024, the aggregate value of our GeneDx Holdings investment was $47.7 million based on the quoted market price of GeneDx Holdings common stock.

Xenetic Biosciences, Inc.

During the fourth quarter of 2024, our investment in Xenetic Biosciences, Inc. (“Xenetic”), representing a 2.9% interest was reclassified from an equity method investment to an equity security with a readily determinable fair value. This reclassification resulted from the loss of purported influence over Xenetic due to loss in board representation.

CAMP4 Therapeutics Corporation

During 2024, CAMP4 Therapeutics Corporation (“CAMP4”), in which we hold a 1.5% interest, completed an initial public offering, resulting in its common stock now having a readily determinable fair value. Accordingly, we changed our accounting method for our investment in CAMP4 from the measurement alternative for equity securities without readily determinable fair values to the fair value method for equity securities.

Other Equity Securities

We hold equity securities in ChromaDex Corporation (“ChromaDex”) (0.05%), and Eloxx Pharmaceuticals, Inc. (“Eloxx”) (1.0%). Our investment in HealthSnap, Inc. (3.8%) is accounted for under the measurement alternative for equity securities without readily determinable fair values.

We also held equity securities in VBI Vaccines Inc. (0.2%) prior to that company filing for bankruptcy, as a result of which we no longer hold any interest in such company. During the year ended December 31, 2024, we recorded a $30 thousand impairment loss from our investment in VBI Vaccines Inc. due to that company's bankruptcy.

Net gains and losses on our equity securities for the year ended December 31, 2024, 2023 and 2022 were as follows:

	For the year ended December 31
(in thousands)	2024	2023	2022
Equity Securities:
Net gains and (losses) recognized during the period on equity securities	$73,873	$(532)	$(3,578)
Less: Net gains realized during the period on equity securities	(54,026)	—	—
Unrealized net gains and losses recognized during the period on equity securities still held at the reporting date	$19,847	$(532)	$(3,578)

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

We own 1,260,000 shares of Zebra Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 28.5% at December 31, 2024 and 2023). Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a former member of our Board of Directors, was a founder of Zebra. Dr. Frost serves as a member of Zebra’s Board of Directors.

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

Warrants and options

In addition to our equity method investments and equity securities, we hold options to purchase 47 thousand shares of BioCardia, all of which were vested as of December 31, 2024 and 2023. We recorded the changes in the fair value of these options and warrants in Fair value changes of derivative instruments, net in our Consolidated Statement of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Consolidated Balance Sheet. See further discussion of the Company’s options and warrants in Note 19 and Note 20.

Equity method investments

The Company accounts for certain investments under the equity method when it has the ability to exercise significant influence over the investee's operating and financial policies. This influence may be indicated by factors such as board representation or voting power. Under the equity method, we recognized our proportionate share of the investee's net income or loss in the Consolidated Statement of Operations.

Our equity method investments consist of investments in Pharmsynthez (ownership 5.8%), Cocrystal Pharma, Inc. (“COCP”)  (2.2%), Non-Invasive Monitoring Systems, Inc. (“NIMS”)  (0.5%), BioCardia, Inc. (“BioCardia”)  (0.3%), and LeaderMed Health Group Limited (“LeaderMed”)  (47.0%).

Neovasc, Inc., in which we owned 0.0% as of December 31, 2023, was acquired by Shockwave Medical, Inc. in April 2023. We received $363 thousand in merger consideration in exchange for its shares.

The aggregate amount of assets, liabilities, and net losses of these equity method investees as of and for the year ended December 31, 2024 was $50.9 million, $18.3 million, and $31.1 million, respectively. The aggregate amount of assets, liabilities, and net losses of these equity method investees as of and for the year ended December 31, 2023 was $85.5 million, $20.8 million, and $37.7 million, respectively. The aggregate value of our equity method investments based on the quoted market prices of their respective shares of common stock and the number of shares held by us as of December 31, 2024 and 2023 was $0.5 million and 0.7 million, respectively.

Note 6 Composition of Certain Financial Statement Captions

	For the years ended December 31,
(In thousands)	2024	2023
Accounts receivable, net
Accounts receivable	$119,284	$125,379
Less: allowance for doubtful accounts	(1,267)	(2,000)
	$118,017	$123,379
Inventories, net
Finished products	$32,310	$35,582
Consumable supplies	15,488	25,864
Work in-process	2,355	1,731
Raw materials	9,418	8,981
Less: inventory reserve	(2,774)	(6,461)
	$56,797	$65,697
Other current assets and prepaid expenses
Escrow receivable	$23,750	$—
Prepaid supplies	6,785	6,177
Prepaid insurance	3,818	3,848
Taxes recoverable	8,266	4,211
Other receivables	2,015	2,610
Other	10,705	7,673
	$55,339	$24,519
Property, plant and equipment, net:
Machinery, medical and other equipment	$122,064	$138,776
Leasehold improvements	20,942	28,058
Furniture and fixtures	9,074	12,046
Building	13,062	18,885
Software	14,171	14,410
Automobiles and aircraft	8,054	12,701
Land	2,238	2,425
Construction in process	19,228	5,255
Less: accumulated depreciation	(138,699)	(157,127)
	$70,134	$75,429
Intangible assets, net:
Technologies	$806,858	$831,509
Customer relationships	255,430	315,799
Trade names	49,726	49,758
Covenants not to compete	12,906	12,916
Licenses	6,316	6,205
Product registrations	6,172	6,790
Other	5,729	6,000
Less: accumulated amortization	(526,524)	(488,694)
	$616,613	$740,283

	For the years ended December 31,
(In thousands)	2024	2023
Accrued expenses:
Employee benefits and severance	$34,167	$28,952
Gross to net provision	6,920	9,420
Accrued interest	8,313	2,601
Inventory received but not invoiced	2,146	1,653
Taxes payable	22,275	1,384
Commitments and contingencies	9,850	8,088
Clinical trials	6,104	7,624
Finance leases short-term	1,679	2,827
Royalties	563	1,544
Professional fees	2,521	3,470
Commissions	1,434	1,822
Other	22,385	20,701
	$118,357	$90,086
Other long-term liabilities:
Employee severance	$14,269	$—
Mortgages and other debts payable	3,002	7,709
Finance leases long-term	4,064	7,274
Contract liabilities	6	7
Other	11,497	12,199
	$32,838	$27,189

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

During the year ended December 31, 2022, upon the approval of NGENLA (Somatrogon (hGH-CTP)) in Europe and Japan, we reclassified $590.2 million of IPR&D related to Somatrogon (hGH-CTP) from IPR&D in our Consolidated Balance Sheet. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years. Other changes in value of the intangible assets and goodwill on December 31, 2024 and 2023, were primarily due to foreign currency fluctuations between the Euro, and the Chilean Peso against the U.S. dollar.

The following table reflects the changes in the allowance for doubtful accounts, provision for inventory reserve and tax valuation allowance accounts:

		Charged
	Beginning	to		Charged	Ending
(In thousands)	balance	expense	Written-off	to other	balance
2024
Allowance for doubtful accounts	$(2,000)	(49)	782	—	$(1,267)
Inventory reserve	$(6,461)	(2,095)	5,782	—	$(2,774)
Tax valuation allowance	$(294,563)	61,165	—	6,795	$(226,603)
2023
Allowance for doubtful accounts	$(4,162)	(247)	2,408	—	$(2,000)
Inventory reserve	$(3,574)	(8,100)	5,213	—	$(6,461)
Tax valuation allowance	$(279,212)	(11,128)	—	(4,223)	$(294,563)

The following table summarizes the changes in Goodwill by reporting unit during the years ended December 31, 2024 and 2023.

	2024					2023
(In thousands)	Gross goodwill at January 1	Cumulative impairment at January 1	Acquisitions, dispositions and other	Foreign exchange and other	Balance at December 31st	Gross goodwill at January 1	Cumulative impairment at January 1	Acquisitions, dispositions and other	Foreign exchange and other	Balance at December 31st
Pharmaceuticals
CURNA	$4,827	$(4,827)	$—	$—	$—	$4,827	$(4,827)	$—	$—	$—
Rayaldee	84,273	—	—	(4,840)	79,433	81,786	—	—	2,487	84,273
FineTech	11,698	(11,698)	—	—	—	11,698	(11,698)	—	—	—
ModeX	80,260	—	—	—	80,260	80,432	—	(172)	—	80,260
OPKO Biologics	139,784	—	—	—	139,784	139,784	—	—	—	139,784
OPKO Chile	3,642	—	—	(422)	3,220	3,767	—	—	(125)	3,642
OPKO Health Europe	7,276	—	—	(428)	6,848	7,057	—	—	219	7,276
OPKO Mexico	100	(100)	—	—	—	100	(100)	—	—	—
Transition Therapeutics	3,421	(3,421)	—	—	—	3,421	(3,421)	—	—	—

Diagnostics
BioReference	283,025	—	(63,318)	—	219,707	283,025	—	—	—	283,025
OPKO Diagnostics	17,977	(17,977)	—	—	—	17,977	(17,977)	—	—	—
	$636,283	$(38,023)	$(63,318)	$(5,690)	$529,252	$633,874	$(38,023)	$(172)	$2,581	$598,260

Note 7 Debt

As of December 31, 2024 and 2023, our debt consisted of the following:

(In thousands)	As of December 31, 2024	As of December 31, 2023
2044 Notes	$245,576	$—
2029 Convertible Notes	173,556	—
2025 Notes	170	143,250
2033 Senior Notes	50	50
2023 Convertible Notes	—	71,025
JPMorgan Chase Bank line of credit	—	12,671
Chilean and Spanish lines of credit	13,465	12,629
Current portion of notes payable	1,384	1,993
Long term portion of notes payable	3,002	7,727
Total	$437,203	$249,345

Balance sheet captions
Current portion of convertible notes	$170	$—
Long term portion of convertible notes	173,606	214,325
Current portion of lines of credit and notes payable	14,849	27,293
Long Term notes payable included in long-term liabilities	248,578	7,727
Total	$437,203	$249,345

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

The 2044 Notes mature on  July 17, 2044 and bear interest at the 3-month Secured Overnight Financing Rate (SOFR) subject to a 4.0% per annum floor, plus 7.5% per annum. Interest is payable on the 2044 Notes on a quarterly basis determined by profit share payments received by EirGen pursuant to the profit share arrangement with Pfizer, Inc. (the “Royalty Payments”) set forth in the Restated Pfizer Agreement (as defined and described in Note 14). In the event that the aggregate amount of the Royalty Payments received by EirGen during the quarter preceding any quarterly interest payment date are less than the accrued and unpaid interest payable on such date, the excess interest payable on such date shall be paid-in-kind and added to the outstanding principal amount of the 2044 Notes.  The Company will be required to pay the noteholders a 3% exit fee in connection with any repayment in full of the 2044 Notes, whether at maturity or otherwise.  In addition, in the event that the Company repays the 2044 Notes in full prior to the maturity date, the Company will be required to pay the noteholders a make whole payment in an amount necessary such that the noteholders shall have received aggregate payments of principal, interest and fees in respect of the 2044 Notes equal to at least 150% of the initial principal amount of the 2044 Notes, in the event that such prepayment shall occur on or prior to  July 17, 2029, or 200% of the initial principal amount of the 2044 Notes, in the event that such prepayment shall occur following  July 17, 2029. If the 2044 Notes have not been fully repaid by the maturity date, the Company  may elect to either repay the unpaid balance of the principal amount in full, together with any accrued and unpaid interest thereon and the 3% exit fee, or elect to transfer 80% of all future Royalty Payments to the agent and the noteholders in satisfaction of the outstanding 2044 Notes. The Company  may authorize the issuance of up to $50,000,000 aggregate principal amount of additional 2044 Notes to the purchasers on the same terms and conditions of the initial 2044 Notes. The 2044 Notes are secured by the Royalty Payments, and the 2044 Note Guarantors have guaranteed the obligations under the 2044 Notes by granting a security interest in certain assets of the 2044 Note Guarantors. The 2044 Note Purchase Agreement contains customary terms and covenants, including negative covenants, such as limitations on indebtedness, liens, amendments to certain material contracts and disposition of assets.

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

Net proceeds from the issuance of the 2029 Convertible 144A Notes totaled approximately $222.0 million after deducting fees and estimated offering expenses payable by us. We used approximately $50.0 million of the net proceeds to repurchase shares of our Common Stock. These repurchases were from purchasers of the 2029 Convertible 144A Notes in privately negotiated transactions effected with or through the Initial Purchaser or its affiliate. The purchase price per share of the Common Stock in these transactions equaled the closing sale price of $0.9067 per share of Common Stock on  January 4, 2024.

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

From the date the Notes were issued through  March 31, 2024, we observed an increase in the market price of our Common Stock which resulted in a $26.25 million increase in the estimated fair value of our embedded derivatives recorded in Fair value changes of derivative instruments, net in our Condensed Consolidated Statements of Operations. Effective  April 1, 2024, the conversion option contained in the 2029 Convertible Notes met the requirements for classification as an equity component. As a result, we reclassified $151.9 million of the embedded derivative liability from debt, non-current, to additional paid-in capital in stockholders' equity on our Condensed Consolidated Balance Sheet as of December 31, 2024.

As of December 31, 2024 the 2029 Convertible 144A Notes were convertible. Holders may convert their 2029 Convertible Notes at their option prior to the close of business on the business day immediately preceding   September 15, 2028 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended on March 31, 2024 (and only during such calendar quarter), if the last reported sale price of our Common Stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five consecutive business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Common Stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events specified in the indenture governing the 2029 Convertible Notes. On or after September 15, 2028 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing conditions. Upon conversion of a note, we will pay or deliver, as the case may be, cash, shares of our Common Stock or a combination of cash and shares of our Common Stock, at our election.

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

The following table sets forth information related to the 2029 Convertible Notes which is included in our Condensed Consolidated Balance Sheet as of  December 31, 2024:

(In thousands)	2029 convertible notes	Embedded conversion option	Discount	Debt Issuance Costs	Total
Balance at December 31, 2023	$—	$—	$—	$—	$—
Issuance of 3.75% 2029 Convertible Notes	301,054	125,620	(125,620)	(8,562)	292,492
Amortization of debt discount and debt issuance costs	—		17,210	1,771	18,981
Change in fair value of embedded derivative	—	26,250	—	—	26,250
Reclassification of embedded derivative to equity	—	(151,870)	—	—	(151,870)
Repurchase	(20,460)	—	7,531	632	(12,297)
Balance at December 31, 2024	$280,594	$—	$(100,879)	$(6,159)	$173,556

During the year ended December 31, 2024, the Company repurchased $20.5 million in aggregate principal amount of the 2029 Convertible 144A Notes for $29.8 million in cash. Such convertible debt repurchase resulted in a gain of $7.6 million, which included unamortized discount of $7.5 million and debt issuance costs of $0.6 million.

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

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” This standard simplified the accounting for convertible instruments. We adopted ASU 2020-06 on January 1, 2022, using the modified retrospective approach. This resulted in an increase of $21.6 million to the 2025 Convertible notes, a reduction of $17.5 million to the Accumulated deficit, and a reduction of $39.1 million to Additional paid-in capital.

2023 Convertible Notes

In  February 2018, we issued a series of 5% Convertible Promissory Notes (the “2023 Convertible Notes”) in the aggregate principal amount of $55.0 million. Purchasers of the 2023 Convertible Notes included an affiliate of Dr. Phillip Frost, M.D., our Chairman and Chief Executive Officer, and Dr. Jane H. Hsiao, Ph.D., MBA, our Vice-Chairman and Chief Technical Officer. The original maturity of the 2023 Convertible Notes was five years following the date of issuance. Each holder of a 2023 Convertible Note originally had the option to convert all or any portion of the outstanding principal balance of such 2023 Convertible Note, together with accrued and unpaid interest thereon, into shares of our Common Stock at a conversion price of $5.00 per share.

On  February 10, 2023, we amended the 2023 Convertible Notes to extend the maturity to  January 31, 2025 and reset the conversion price to $1.66 per share.

In connection with the closing of the 2029 Convertible Notes offering, the Company issued approximately $71.1 million aggregate principal amount of its 2029 Convertible Affiliate Notes in exchange for all issued and outstanding 2023 Convertible notes, following which no 2023 Convertible Notes remained outstanding.

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

BioReference Credit Agreement

In  November 2015, BioReference and certain subsidiaries established a credit agreement with JPMorgan Chase Bank, N.A. (“CB”) as lender and administrative agent (the “BioReference Credit Agreement”). As amended, the BioReference Credit Agreement provided for a $50.0 million secured revolving credit facility, including a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for letters of credit.

On  September 16, 2024, BioReference fully repaid its obligations and terminated the BioReference Credit Agreement. BioReference paid approximately $9.7 million to settle its obligations, incurring no prepayment premium or penalty.

International Line of Credit Agreements

The Company had line of credit agreements with twelve other financial institutions as of December 31, 2024 and December 31, 2023 in the U.S., Chile and Spain. These lines of credit are used primarily as a source of working capital for inventory purchases.

The following table summarizes the amounts outstanding under the BioReference, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
	Interest rate on	Credit line	December 31,	December 31,
Lender	borrowings at December 31, 2024	capacity	2024	2023
Itau Bank	5.50%	$2,363	$200	$1,264
Bank of Chile	6.60%	2,500	2,202	1,728
BICE Bank	5.50%	2,500	2,418	1,734
Scotiabank	5.50%	5,500	3,497	981
Santander Bank	5.50%	5,000	1,926	450
Security Bank	5.50%	1,400	133	—
Estado Bank	5.50%	4,000	1,154	3,303
BCI Bank	5.00%	2,500	673	1,626
Internacional Bank	5.50%	1,500	1,130	1,197
Consorcio Bank	5.00%	2,000	133	346
Banco De Sabadell	1.75%	519	—	—
Santander Bank	5.36%	519	—	—
La Caixa Bank	4.09%	519	—	—
JPMorgan Chase	—	—	—	12,671
Total		$30,820	$13,466	$25,300

At December 31, 2024 and 2023, the weighted average interest rate on our lines of credit was approximately 5.52% and 7.5%, respectively.

At December 31, 2024 and 2023, we had notes payable and other debt (excluding the 2033 Senior Notes, the 2023 Convertible Notes, the 2025 Notes, the BioReference Credit Agreement and amounts outstanding under lines of credit described above) as follows:

	December 31,	December 31,
(In thousands)	2024	2023
Current portion of notes payable	$1,384	$1,993
Other long-term liabilities	3,002	7,727
Total	$4,386	$9,720

The notes and other debt mature at various dates ranging from 2025 through 2032 bearing variable interest rates from 0.7% up to 4.5%. The weighted average interest rate on the notes and other debt was 1.8% and 2.9% on December 31, 2024 and 2023. The notes are partially secured by our office space in Barcelona.

Note 8 Shareholders’ Equity

Our authorized capital stock consists of 1,250,000,000 shares of Common Stock, par value $0.01 per share, and 10,000,000 shares of Preferred Stock, par value $0.01 per share.

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

Of the authorized Preferred Stock, 4,000,000 shares, 500,000 shares and 2,000,000 shares were designated Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, respectively. As of December 31, 2024 and 2023, there were no shares of Series A Preferred Stock, Series C Preferred Stock or Series D Preferred Stock issued or outstanding.

Stock Repurchase Program

On  July 18, 2024, the Company announced that its Board of Directors authorized the repurchase of up to $100 million of shares of Common Stock. Under this program, the Company may repurchase shares through various methods, including open market purchases, block trades, privately negotiated transactions, and accelerated share repurchases, as well as pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Exchange Act, and otherwise in compliance with applicable laws. The timing and volume of repurchases will depend on market conditions, the Company's capital management, investment opportunities, and other factors. The program does not obligate the Company to repurchase any specific number of shares, has no set expiration date, and  may be modified, suspended, or discontinued at the Company's discretion. The Company repurchased 25,825,785 shares at an average price per share of $1.56 for approximately $40.2 million during the year ended  December 31, 2024 under this repurchase program.

Common Stock repurchase

In conjunction with the completion of the 2029 Convertible 144A Notes, we used approximately $50.0 million from net proceeds to repurchase shares of our Common Stock in privately negotiated transactions with purchasers of the 2029 Convertible 144A Notes, facilitated by the Initial Purchaser or its affiliate. The purchase price per share was $0.9067, equivalent to the closing sale price of our Common Stock on January 4, 2024.

Note 9 Accumulated Other Comprehensive Income (Loss)

For the year ended December 31, 2024, changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

Foreign
(In thousands)	currency translation
Balance at December 31, 2023	$(38,030)
Other comprehensive loss	(18,100)
Balance at December 31, 2024	$(56,130)

For the year ended December 31, 2023, changes in Accumulated other comprehensive income, net of tax, were as follows:

Foreign
(In thousands)	currency translation
Balance at December 31, 2022	$(43,323)
Other comprehensive income	5,293
Balance at December 31, 2023	$(38,030)

Note 10 Equity-Based Compensation

We maintain two equity-based incentive compensation plans, the 2016 Equity Incentive Plan and the 2007 Equity Incentive Plan that provide for grants of stock options and restricted stock to our directors, officers, key employees and certain outside consultants. Equity awards granted under our 2016 Equity Incentive Plan are exercisable for a period of up to 10 years from the date of grant. Equity awards granted under our 2007 Equity Incentive Plan are exercisable for a period of either 7 years or 10 years from the date of grant. Vesting periods range from immediate to 4 years. We currently grant equity awards under the 2016 Equity Incentive Plan only.

We classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those equity awards (excess tax benefits) as cash flows from operations. There were no excess tax benefits for the years ended December 31, 2024, 2023, and 2022.

Valuation and Expense Information

We recorded equity-based compensation expense of $11.0 million, $11.4 million and $18.5 million for the years ended December 31, 2024, 2023, and 2022, respectively, all of which were reflected as operating expenses. Of the $11.1 million of equity-based compensation expense recorded for the year ended December 31, 2024, $5.9 million was recorded as selling, general and administrative expenses, $4.5 million was recorded as research and development expenses and $0.6 million was recorded as a cost of revenue. Of the $11.4 million of equity-based compensation expense recorded for the year ended December 31, 2023, $6.5 million was recorded as selling, general and administrative expense, $4.2 million was recorded as research and development expenses and $0.7 million was recorded as a cost of revenue. Of the $18.5 million of equity-based compensation expense recorded for the year ended December 31, 2022, $12.3 million was recorded as selling, general and administrative expense, $3.8 million was recorded as research and development expenses and $2.4 million was recorded as cost of revenue.

As of December 31, 2024, there was $22.6 million of unrecognized compensation cost related to the equity awards granted under our equity-based incentive compensation plans. Such cost is expected to be recognized over a weighted-average period of approximately 1.92 years.

Stock Options

We estimate the fair value of each stock option on the date of grant using the Black-Scholes-Merton Model option-pricing formula and amortize the fair value to expense over the stock option’s vesting period using the straight-line attribution approach. We account for forfeitures as they occur and apply the following assumptions in our Black-Scholes-Merton Model option-pricing formula:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Expected term (in years)	3.74 - 5.98	3.74 - 10.0	3.74 - 10.0
Risk-free interest rate	3.45% - 4.32%	3.61% - 4.72%	1.71% - 4.02%
Expected volatility	65.45% - 76.47%	63.11% - 76.43%	58.63% - 78.52%
Expected dividend yield	0%	0%		%

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

We maintain incentive stock plans that provide for the grants of equity awards to our directors, officers, employees and non-employee consultants. As of December 31, 2024, there were 28,867,632 shares of Common Stock reserved for issuance under our equity-based incentive plans. We intend to issue new shares upon the exercise of stock options. Stock options granted under these plans were granted at an option exercise price equal to the closing market value of the Common Stock on the applicable date of the grant. Stock options granted under these plans to employees typically become exercisable over four years in equal annual installments after the date of grant, and stock options granted to non-employee directors become exercisable in full one-year after the grant date, subject to, in each case, continuous service with us during the applicable vesting period. We assumed stock options to grant Common Stock as part of the mergers with Acuity Pharmaceuticals, Inc., Froptix, Inc., OPKO Biologics and BioReference, which reflected various vesting schedules, including monthly vesting to employees and non-employee consultants.

A summary of option activity under our stock option plans as of December 31, 2024, and the change during the year is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic value
Options	options	price	term (years)	(in thousands)
Outstanding at December 31, 2023	51,857,006	$4.94	5.32	$63
Granted	315,000	$1.21
Exercised	—	$—
Forfeited	(903,638)	$2.53
Expired	(5,780,625)	$7.24
Outstanding at December 31, 2024	45,487,743	$4.67	4.93	$114
Vested and expected to vest at December 31, 2024	45,487,743	$4.67	4.93	$114
Exercisable at December 31, 2024	34,232,527	$5.49	3.93	$11

A summary of restricted stock unit activity as of December 31, 2024, and the change during the year is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	fair	contractual	intrinsic value
Restricted stock units	options	value	term (years)	(in thousands)
Unvested at December 31, 2023	1,874,063	$3.05	8.41	$2,830
Granted	9,679,250	$1.36
Forfeited	(60,223)	$1.68
Actual vested	(549,687)	$3.20
Unvested and expected to vest at December 31, 2024	10,943,403	$1.55	9.34	$16,087

The total intrinsic value of stock options exercised for the years ended December 31, 2024, 2023, and 2022 was $0.0 million, $0.0 million and $0.2 million, respectively.

The weighted average grant date fair value of stock options granted for the years ended December 31, 2024, 2023, and 2022 was $0.77, $0.99, and $1.29, respectively. The weighted average grant date fair value of restricted stock units granted for the years ended December 31, 2024, 2023, and 2022 was $1.36, $0.00 and $3.11, respectively.

The total fair value of stock options vested during the years ended December 31, 2024, 2023, and 2022 was $8.8 million, $8.5 million and $17.7 million, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2024, 2023, and 2022 was $1.7 million, $1.8 million and $5.5 million, respectively.

During the year ended December 31, 2022, we modified the terms of certain outstanding stock options for 95 grantees, including options issued to GeneDx employees, to accelerate the vesting period of the stock options. For the year ended December 31, 2022, we recognized additional equity-based compensation expense of $7.1 million as a result of the stock option modifications.

Note 11 Income Taxes

We operate and are required to file tax returns in the U.S. and various foreign jurisdictions.

The benefit (provision) for incomes taxes consists of the following:

	For the years ended December 31,
(In thousands)	2024	2023	2022
Current
Federal	$(5,306)	$(487)	$—
State	(19,129)	946	(394)
Foreign	(3,665)	(4,750)	(10,512)
	(28,100)	(4,291)	(10,906)
Deferred
Federal	(21,536)	(52)	40,750
State	(3,375)	298	12,078
Foreign	10,167	(392)	21,577
	(14,744)	(146)	74,405
Total, net	$(42,844)	$(4,437)	$63,499

Deferred income tax assets and liabilities as of December 31, 2024 and 2023 were comprised of the following:

(In thousands)	December 31, 2024	December 31, 2023
Deferred income tax assets:
Federal net operating loss	$6,482	$70,779
State net operating loss	26,253	59,650
Foreign net operating loss	17,298	13,315
Research and development expense	37,247	21,431
Tax credits	16,074	20,827
Stock options	28,373	30,431
Accruals	9,481	4,743
Equity investments	3,964	25,718
Bad debts	206	348
Lease liability	648	1,578
Foreign credits	9,659	9,653
Available-for-sale securities	2,622	2,642
Operating lease asset	17,588	17,141
Fixed assets	1,081	318
Other	1,615	3,558
Deferred income tax assets	178,591	282,132
Deferred income tax liabilities:
Intangible assets	(73,023)	(91,020)
Operating lease liability	(15,428)	(16,773)
Other	(1,985)	(3,067)
Deferred income tax liabilities	(90,436)	(110,860)
Net deferred income tax assets	88,155	171,272
Valuation allowance	(226,603)	(294,563)
Net deferred income tax assets (liabilities)	$(138,448)	$(123,291)

Note: Net deferred income tax liability balances at December 31, 2024 and 2023 include $2.4 million and $3.5 million, respectively, recorded to Other assets on the Consolidated Balance Sheets.

As of December 31, 2024, we had federal, state and foreign net operating loss carryforwards of approximately $51.6 million, $438.1 million and $77.3 million, respectively, that expire at various dates through 2040 unless indefinite in nature. As of December 31, 2024, we have research and development tax credit carryforwards of approximately $16.1 million that expire in varying amounts through 2043. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. We have determined a valuation allowance is required against all of our net deferred tax assets that we do not expect to be utilized by the reversing of deferred income tax liabilities.

Under Section 382 of the Internal Revenue Code of 1986, as amended ("IRC" or the "Internal Revenue Code"), certain significant changes in ownership may restrict the future utilization of our income tax loss carryforwards and income tax credit carryforwards in the U.S. The annual limitation is equal to the value of our stock immediately before the ownership change, multiplied by the long-term tax-exempt rate (i.e., the highest of the adjusted federal long-term rates in effect for any month in the three-calendar-month period ending with the calendar month in which the change date occurs). This limitation may be increased under the IRC Section 338 Approach (IRS approved methodology for determining recognized Built-In Gain). As a result, federal net operating losses and tax credits may expire before we are able to fully utilize them.

During 2008, we conducted a study to determine the impact of the various ownership changes that occurred during 2007 and 2008. As a result, we have concluded that the annual utilization of our net operating loss carryforwards (“NOLs”) and tax credits is subject to a limitation pursuant to Internal Revenue Code Section 382. Under the tax law, such NOLs and tax credits are subject to expiration from 15 to 20 years after they were generated. As a result of the annual limitation that may be imposed on such tax attributes and the statutory expiration period, some of these tax attributes may expire prior to our being able to use them. There is no current impact on these financial statements as a result of the annual limitation. This study did not conclude whether OPKO’s predecessor, eXegenics, Inc., pre-merger NOLs were limited under Section 382. As such, of the $51.6 million of federal net operating loss carryforwards, at least approximately $16.6 million may not be able to be utilized.

During 2020, we conducted a study to determine whether any ownership changes occurred from 2009 through 2020. In 2024, the study was updated and we concluded that the annual utilization of our NOLs and tax credits is not subject to a limitation pursuant to Internal Revenue Code Section 382.

We file federal income tax returns in the U.S. and various foreign jurisdictions, as well as with various U.S. states and the Ontario and Nova Scotia provinces in Canada. We are subject to routine tax audits in all jurisdictions for which we file tax returns. Tax audits by their very nature are often complex and can require several years to complete. Other than the Israeli tax matter, we did not have any U.S. or foreign audits as of December 31, 2024.

U.S. Federal: Under the tax statute of limitations applicable to the Internal Revenue Code, we are no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before 2021. However, because we are carrying forward income tax attributes, such as net operating losses and tax credits from those years, these attributes can still be audited when utilized on returns filed in the future.

State: Under the statute of limitations applicable to most state income tax laws, we are no longer subject to state income tax examinations by tax authorities for years before 2020 in states in which we have filed income tax returns. Certain states may take the position that we are subject to income tax in such states even though we have not filed income tax returns in such states and, depending on the varying state income tax statutes and administrative practices, the statute of limitations in such states may extend to years before 2020.

Foreign: Under the statute of limitations applicable to our foreign operations, we are generally no longer subject to tax examination for years before 2019 in jurisdictions where we have filed income tax returns.

Tax Cuts and Jobs Act

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the "2017 Tax Act") was enacted into law, and the new legislation contained several key tax provisions, including a reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018 and a one-time mandatory transition tax on accumulated foreign earnings, among others. We were required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring our U.S. deferred tax assets and liabilities, as well as reassessing the net realizability of our deferred tax assets and liabilities.

The 2017 Tax Act provides for a Global Intangible Low Taxed Income provision (“GILTI”). Under the GILTI provision, certain foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets are included in U.S. taxable income. The Company has not recorded any deferred taxes for future GILTI inclusions as any future inclusions are expected to be treated as a period expense and offset by net operating loss carryforwards in the U.S, if available.

Unrecognized Tax Benefits

As of December 31, 2024, 2023, and 2022, the total amount of gross unrecognized tax benefits was approximately $16.5 million, $16.9 million, and $14.8 million, respectively. As of December 31, 2024, the total amount of unrecognized tax benefits that, if recognized, would affect our effective income tax rate was $(9.9) million. We account for any applicable interest and penalties on uncertain tax positions as a component of income tax expense and we recognized $0.3 million and $0.1 million of interest expense for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2023 and 2022, $(9.9) million and $(10.8) million of the unrecognized tax benefits, if recognized, would have affected our effective income tax rate. We do not expect any unrecognized tax benefits will be recognized within the next twelve months.

The following summarizes the changes in our gross unrecognized income tax benefits.

	For the years ended December 31,
(In thousands)	2024	2023
Unrecognized tax benefits at beginning of period	$16,931	$14,843
Gross increases – tax positions in current period	265	3,991
Gross decreases – tax positions in prior period	—	(348)
Settlements	—	(1,360)
Lapse of Statute of Limitations	(687)	(195)
Unrecognized tax benefits at end of period	$16,509	$16,931

Other Income Tax Disclosures

The significant elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

	For the years ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	(268.6)%	4.7%	4.0%
Foreign income tax	(18.6)%	(2.5)%	(2.0)%
Income Tax Refunds	—%	(0.4)%	—%
Research and development tax credits	6.9%	0.7%	0.2%
GeneDx Disposition	—%	—%	0.8%
Valuation allowance	583.4%	(7.0)%	(6.3)%
Rate change effect	(21.0)%	0.4%	5.2%
Non-deductible items	(4.8)%	(0.6)%	0.6%
Unrecognized tax benefits	1.7%	0.7%	(0.7)%
GILTI	(441.7)%	(14.8)%	(4.9)%
Convertible Debt	(71.8)%	—%	—%
Stock options excess tax benefit, cancellations & expirations	(39.7)%	(2.3)%	(0.3)%
Imputed interest	(19.7)%	(0.8)%	(0.4)%
Tax on deemed dividend	—%	—%	(1.0)%
True-Up to Adjustments	(12.3)%	(2.3)%	—%
BioReference Asset Sale	(133.9)%	—%	—%
Other	6.3%	0.8%	—%
Total	(412.8)%	(2.4)%	16.2%

Certain operations in Israel have been granted “Beneficiary Enterprise” status by the Israeli Income Tax Authority, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Beneficiary Enterprise program, beneficiary income that is attributable to our operations in Kiryat Gat, Israel will be exempt from income tax through 2023. For the year ended December 31, 2024 the tax holiday had expired.

The following table reconciles our income (loss) before income taxes between U.S. and foreign jurisdictions:

	For the years ended December 31,
(In thousands)	2024	2023	2022
Pre-tax income (loss):
U.S.	$45,796	$(198,394)	$(389,439)
Foreign	(56,176)	13,968	(2,465)
Total	$(10,380)	$(184,426)	$(391,904)

In 2021, we revised our position regarding unrepatriated foreign earnings to a partially reinvested assertion. We assert that all foreign earnings will be indefinitely reinvested, with the exception of certain foreign investments in which earnings and cash generation are in excess of local needs, and if opportunities exist to repatriate funds in a tax efficient manner. With the passage of the Tax Act, dividends of earnings from non-U.S. operations are generally no longer subject to U.S. income tax. We continue to analyze and adjust the estimated impact of the non-U.S. income and withholding tax liabilities based on the source of these earnings, as well as the expected means through which those earnings may be taxed. As of December 31, 2024, we do not maintain any accrued withholding tax related to earnings that are not deemed to be permanently reinvested.

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

In  January 2024, in connection with the closing of the offering of the 2029 Convertible Notes, we issued and sold approximately $71.1 million aggregate principal amount of the 2029 Convertible Affiliate Notes to the Affiliate Purchasers, in exchange for $55.0 million aggregate principal amount of the 2023 Convertible Notes, together with approximately $16.1 million accrued but unpaid interest thereon, held by such Affiliate Purchasers. See Note 7 for additional information. Dr. Frost, an Affiliate Purchaser, subsequently purchased 2029 Convertible Notes on the open market in September 2024.

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

On  May 4, 2023, the Company entered into an Assignment and Assumption Agreement (the “Assignment Agreement”) with Ruen-Hui Biopharmaceuticals, Inc., a Taiwanese entity (“Ruen-Hui”) in which Dr. Hsiao owns more than a 10% interest. Ruen-Hui assumed the Company's obligations under an exclusive license agreement with Academia Sinica in exchange for a number of potential milestone payments up to $1 million, commercial milestones ranging from low to double digit millions, and royalty payments. Ruen Hui is also responsible for any outstanding payment obligations under such license agreement, including patent maintenance costs, and any payments due to Academia Sinica.

On  April 29, 2022, upon consummation of our sale of GeneDx, the Company entered into a Transition Services Agreement (the “Transition Services Agreement”) with GeneDx, pursuant to which the Company agreed to provide, at cost, certain customary support services in respect of GeneDx’s business through  August 31, 2023, including human resources, information technology support, and finance and accounting. As of December 31, 2023, the Company had incurred aggregate expenses of $2.5 million for services rendered under the Transition Services Agreement. For the year ended December 31, 2024, the Company did not incur expenses for services rendered under the Transition Services Agreement. As of December 31, 2024, GeneDx had no outstanding balance payable to the Company under the Transition Services Agreement.

The Company owns approximately 6% of Pharmsynthez and Pharmsynthez holds shares of Xenetic, in which the Company has a 2.9% ownership interest as of  December 31, 2024. See further discussion of our Xenetic investment in Note 5

We hold investments in Zebra (ownership 28.5%), ChromaDex Corporation (0.05%), COCP (2%), NIMS (0.5%), Eloxx (1.0%), BioCardia (0.3%) and LeaderMed Health Group Limited (47.0%). Neovasc, Inc., in which we owned 0.0% as of December 31, 2023, was acquired by Shockwave Medical, Inc. in April 2023. We received $363 thousand in merger consideration in exchange for its shares. These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. We also hold an investment in GeneDx Holdings (Nasdaq: WGS) representing an 2.2% ownership interest as a result of our sale of GeneDx, Inc. and subsequent participation in an underwritten offering by GeneDx Holdings. Richard Pfenniger who sits on our Board also sits on the GeneDx Board. See further discussion of our investments in Note 5.

Dr. Elias Zerhouni, our Vice Chairman and President, sits on the board of directors of Danaher Corporation (“Danaher”). Our subsidiary, BioReference, routinely procures products and services from several subsidiaries of Danaher, including Beckman Coulter, Integrated DNA Technologies Inc., and Leica Microsystems Inc., to which BioReference has paid $3.2 million, $4.7 million, and $0.3 million, respectively, during the year ended December 31, 2024.

BioReference purchases and uses certain products acquired from InCellDx, a company in which we hold a 29% interest.

We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the years ended December 31, 2024, 2023, and 2022, we recognized approximately $131 thousand, $79 thousand, and $152 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.

Note 13 Employee Benefit Plans

Effective January 1, 2007, the OPKO Health Savings and Retirement Plan (the “Plan”) permits employees to contribute up to 100% of qualified pre-tax annual compensation up to annual statutory limitations. The discretionary company match for employee contributions to the Plan is 100% up to the first 4% of the participant’s earnings contributed to the Plan. Our matching contributions to our plans, including the Plan and predecessor plans for BioReference, were approximately $6.7 million, $7.3 million and $10.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Note 14 Commitments and Contingencies

In  February 2023, the Office of the Attorney General for the State of Texas (“TX OAG”) informed BioReference that it believes that, from 2005 to 2023, BioReference  may have violated the Texas Medicaid Fraud Prevention Act with respect to claims it presented to Texas Medicaid for reimbursement. BioReference and the TX OAG entered into a settlement agreement in February 2025 for $4.2 million, under which BioReference did not admit any wrongdoing

On  December 29, 2022, the Israel Tax Authority (the “ITA”) issued an assessment against our subsidiary, OPKO Biologics in the amount of approximately $246 million (including interest) related to uncertain tax positions involving income recognition in connection with an examination of foreign tax returns for the 2014 through 2020 tax years. We recognize that local tax law is inherently complex and the local taxing authorities  may not agree with certain tax positions taken. We are appealing this assessment, as we believe, other than for uncertain tax positions for which we have reserved, the issues are without technical merit. The matter is currently before the courts. The trial has concluded; however, there are certain other procedural matters under Israeli law that must occur before a judgment is rendered. We intend to continue to exhaust all judicial remedies necessary to resolve the matter, as necessary, which could be a lengthy process. There can be no assurance that this matter will be resolved in our favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.

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

On  March 1, 2019, the Company received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice (“DOJ”), Washington, DC. The CID sets forth document requests and interrogatories in connection with allegations that the Company and certain of its affiliates violated the False Claims Act and/or the Anti-Kickback Statute. On  January 13, 2022, the Federal Government notified the U.S.D.C., Middle District Florida, Jacksonville Division, that it is declining to intervene in the matter but retains the right, via the Attorney General, to consent to any proposed dismissal of the action by the Court. On  February 9, 2022, the States of Florida, Georgia, and Commonwealth of Massachusetts notified the U.S.D.C., Middle District Florida, Jacksonville Division, that they are declining to intervene in the matter. Notwithstanding the above declinations, on  February 17, 2022, the Company was served with the Relator’s Summons and Complaint which alleges violations of the False Claims Act, the California Fraud Preventions Act, the Florida False Claims Act, the Massachusetts False Claims Act, the Georgia False Medicaid Claims Act, and illegal kickbacks. The case was dismissed in  March 2023. However, the Relator filed an amended complaint in  April 2023, which was subsequently dismissed, and a second amended complaint which was dismissed in January 2024. Relator then filed an appeal in the U.S. Eleventh Circuit Court of Appeals. On November 18, 2024, the Eleventh Circuit Court of Appeals issued an order affirming the Federal District Court’s Dismissal with prejudice.

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

At December 31, 2024, we were committed to make future purchases for inventory and other items in 2025 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating approximately $39.2 million.

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

The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. For the year ended December 31, 2024, and 2023, negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $1.5 million and $19.2 million, respectively, were recognized. Revenue adjustments for the year ended December 31, 2024 were primarily due to the composition of patient pay mix and for the year ended December 31, 2023 were primarily due to lower reimbursements from Medicare payors.

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

Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of December 31, 2024 and 2023, we have liabilities of approximately $2.0 million and $3.1 million within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.

The composition of Revenue from services by payor for the years ended December 31, 2024, 2023 and 2022 was as follows:

	For the years ended December 31,
(In thousands)	2024	2023	2022
Healthcare insurers	$289,158	$315,560	$326,144
Government payors	82,421	82,502	97,191
Client payors	93,310	100,171	316,309
Patients	15,778	17,042	15,986
Total	$480,667	$515,275	$755,630

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

We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the years ended December 31, 2024, 2023 and 2022, we recognized $29.0 million, $31.0 million and $27.3 million in net product revenue from sales of Rayaldee.

The following table presents an analysis of product sales allowances and accruals as contract liabilities for the years ended December 31, 2024, 2023 and 2022:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2023	$2,578	$6,150	$2,192	$10,920
Provision related to current period sales	15,877	23,042	1,386	40,305
Credits or payments made	(16,385)	(23,827)	(1,113)	(41,325)
Balance at December 31, 2024	$2,070	$5,365	$2,465	$9,900

Total gross Rayaldee sales				$69,299
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				58%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2022	$1,532	$5,063	$1,683	$8,278
Provision related to current period sales	14,606	20,589	1,351	36,546
Credits or payments made	(13,560)	(19,502)	(842)	(33,904)
Balance at December 31, 2023	$2,578	$6,150	$2,192	$10,920

Total gross Rayaldee sales				$67,547
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				54%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2021	$2,014	$5,499	$2,639	$10,152
Provision related to current period sales	12,995	18,165	1,170	32,330
Credits or payments made	(13,477)	(18,601)	(2,126)	(34,204)
Balance at December 31, 2022	$1,532	$5,063	$1,683	$8,278

Total gross Rayaldee sales				$59,557
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				54%

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

Revenue from the transfer of intellectual property and other: includes milestone payments, royalties, and other collaboration revenues, which totaled $77.4 million, $180.7 million, and $105.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.

For the year ended December 31, 2024, such revenue totaled $77.4 million, which included $30.0 million from Pfizer, inclusive of $28.3 million from gross profit share and royalty payments for both NGENLA (Somatrogon) and Pfizer's Genotropin® (Somatropin), $23.8 million from the BARDA Contract, a $12.5 million milestone payment from Merck under the Merck Agreement, $10.2 million from contract manufacturers' commercial milestones.

For the year ended December 31, 2023, revenue from the transfer of intellectual property and other totaled $180.7 million, which included $116.7 million from Pfizer, which included a  $90.0 million milestone payment triggered by the FDA approval of NGENLA (Somatrogon), $22.6 million from gross profit share and royalty payments for both NGENLA (Somatrogon) and Pfizer's Genotropin® (Somatropin),  $50.0 million from Merck in consideration for the rights granted under the Merck Agreement, $7.0 million from VFMCRP triggered by the German price approval for Rayaldee, $2.5 million from Nicoya due to Nicoya's submission of the investigational new drug application to China's Center for Drug Evaluation, $1.2 million from the BARDA Contract and $2.4 million from contract manufacturers' commercial milestones.

For the year ended December 31, 2022, revenue from the transfer of intellectual property and other totaled $105.7 million, which included $98.7 million from Pfizer, inclusive of an $85.0 million regulatory milestone payment based on the commencement of sales of NGENLA (Somatrogon) in Europe and Japan and $4.4 million from gross profit share and royalty payments for both NGENLA (Somatrogon) and Pfizer's Genotropin® (Somatropin), $3.0 million related to a sales milestone pursuant to the VFMCRP Agreement and $2.5 million from Nicoya tied to the first anniversary of the effective date of that agreement.

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

The Company concluded that research and development services performed under the BARDA Contract would be recognized as revenue when research and development services are performed to the extent of actual costs incurred including a fixed fee and will be reimbursed by BARDA. Costs incurred represent work performed, which corresponds with, and thereby best depicts, the transfer of control of the research and development to BARDA. Types of contract costs include labor, material, and third-party services. As such, the related BARDA revenue is recognized as revenue from transfer of intellectual property and other within the Company’s Consolidated Statements of Operations. For the years ended December 31, 2024 and 2023, we recorded $23.8 million and $1.2 million in revenue under the BARDA Contract. As of December 31, 2024, the aggregate amount of transaction price allocated to remaining performance obligations, excluding unexercised contract options, was $85.0 million. We expect to recognize this amount as revenue through February 2028.

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

ModeX received an initial payment of $50.0 million and is eligible to receive up to an additional $860.0 million upon the achievement of certain commercial and development milestones. On January 7, 2025, ModeX announced the dosing of the first participant in a Phase 1 study for an EBV vaccine candidate being developed in collaboration with Merck. This achievement triggered a $12.5 million milestone payment from Merck. ModeX is also eligible to receive tiered royalty payments ranging from high single digits to low double digits upon the achievement of certain sales targets of the Product.

Certain of the rights subject to the license provided by us under the Merck Agreement were obtained by us from Sanofi pursuant to that certain License Agreement entered into as of July 1, 2021 (“Sanofi In-License Agreement”) between us and Sanofi, a French corporation (“Sanofi”), and a portion of the upfront payment and royalties received by us under the Merck Agreement may be payable to Sanofi under the terms of the Sanofi In-License Agreement. As a result of such obligations under the Sanofi In-License Agreement, we paid $12.5 million to Sanofi during the year ended December 31, 2023.

As part of their strategic collaboration, ModeX and Merck have put in place a research plan to manage research and other development activities related to the development of a Vaccine or Product including a joint steering committee to facilitate the research program. As part of the research plan, they will use a third-party contract development and manufacturing organization (“CDMO”) to carry out such activities unless otherwise agreed. Development costs incurred by ModeX in furtherance of these development activities will be reimbursed by Merck. To date, we have spent $25.0 million of development costs related to the Epstein -Barr Virus, for which Merck has provided or will provide reimbursement.

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

We recognized the non-refundable $295.0 million upfront payments as revenue as the research and development services were completed. As of  December 31, 2024, we had no contract liabilities related to the Pfizer Transaction.

The Restated Pfizer Agreement outlines up to $275.0 million in potential milestone payments. These payments are structured to include $175 million for the achievement of milestones in Pediatric GHD and $50 million for milestones in SGA. Pfizer received the exclusive license to commercialize Somatrogon worldwide. In addition, we are eligible to receive regional, tiered gross profit sharing for both Somatrogon and Pfizer’s Genotropin® (somatropin) in all global markets, with the U.S. region commencing gross profit sharing in  August 2023. Individual milestone amounts within these allocations range from $20.0 million to $90.0 million and are triggered by regulatory approval in the U.S., as well as regulatory and price approvals in other major markets. Milestone payments are recognized as revenue in the period of achievement, provided all other revenue recognition criteria are met. To date, $175.0 million in milestone revenue has been recognized, attributable to the Pediatric GHD indication.

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

The following table presents the lease balances within the Consolidated Balance Sheet as of December 31, 2024 and 2023:

(in thousands)	Classification on the Balance Sheet	December 31, 2024	December 31, 2023
Assets
Operating lease assets	Operating lease right-of-use assets	$54,003	$68,088
Finance lease assets	Property, plant and equipment, net	5,743	10,101

Liabilities
Current
Operating lease liabilities	Current maturities of operating leases	12,649	12,996
Accrued expenses	Current maturities of finance leases	1,679	2,827
Long-term
Operating lease liabilities	Operating lease liabilities	48,849	54,140
Other long-term liabilities	Finance lease liabilities	$4,064	$7,274

Weighted average remaining lease term
Operating leases (years)		6.4	7.1
Finance leases (years)		7.1	6.2
Weighted average discount rate
Operating leases		6.6%	5.4%
Finance leases		5.3%	3.8%

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on our Consolidated Balance Sheet as of December 31, 2024:

(in thousands)	Operating	Finance
2025	$12,345	$1,807
2026	11,500	1,353
2027	11,185	829
2028	11,087	239
2029	8,820	240
Thereafter	18,865	1,810
Total undiscounted future minimum lease payments	73,802	6,278
Less: Difference between lease payments and discounted lease liabilities	12,304	535
Total lease liabilities	$61,498	$5,743

Expense under operating leases and finance leases was $30.6 million and $3.0 million, respectively, for the year ended December 31, 2024, which includes $1.9 million of variable lease costs. Expense under operating leases and finance leases was $16.6 million and $2.9 million, respectively, for the year ended December 31, 2023, which includes $1.4 million of variable lease costs. Expense under operating leases and finance leases was $16.6 million and $2.7 million, respectively, for the year ended December 31, 2022, and includes $2.6 million of variable lease costs. Operating lease costs and finance lease costs are included within Operating loss in the Consolidated Statement of Operations. Short-term lease costs were not material.

Supplemental cash flow information is as follows:

(in thousands)	For the years ended December 31,
	2024	2023
Operating cash out flows from operating leases	$17,536	$16,112
Operating cash out flows from finance leases	443	416
Financing cash out flows from finance leases	2,534	2,214
Total	$20,513	$18,742

Note 18 Segments

We manage our operations in two reportable segments - pharmaceutical and diagnostics. The following is a brief description of our reportable segments and a description of business activities conducted by our corporate operations.

Pharmaceutical — segment consists of our operations in Chile, Mexico, Ireland, Israel, Spain, Brazil, and Uruguay, Rayaldee product sales, NGENLA royalty and profit-sharing sales, and our pharmaceutical research and development.

Diagnostics — segment primarily consists of clinical laboratory operations through BioReference and our point-of-care operations.

To provide greater transparency into the factors affecting segment profitability, the Company discloses significant expense categories for each reportable segment in the tables below. Our CODM is Phillip Frost, M.D., our Chairman and Chief Executive Officer. Dr. Frost reviews our operating results and operating plans and makes resource allocation decisions on a Company-wide or aggregate basis. Our CODM may discuss and review financial information at the Pharmaceutical and Diagnostic operating segment level. The CODM uses segment information to evaluate segment profitability, monitor trends, identify risks and opportunities, allocate resources (such as capital expenditures and R&D funding), and set strategic priorities (including new product development and market expansion). These expenses, along with segment revenue, are used to calculate gross margin, a key profitability metric that the CODM uses to assess segment performance. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses, and income taxes. Segment operating income (expense) is total revenue, less cost of revenue and operating expenses relative to each segment. There are no significant inter-segment sales, nor is there any inter-segment allocation of interest expense or income taxes.

The following are descriptions of the significant expense categories included in the segment reporting tables below:

For the pharmaceutical segment:

●	Cost of product revenue: Represents the direct costs of manufacturing and distributing pharmaceutical products, including raw materials, manufacturing overhead, and distribution costs.
●	Selling, general and administrative (SG&A) expenses: Encompasses operating expenses such as salaries, marketing and advertising costs, and administrative overhead.
●	Research and development (R&D) expenses: Incurred in developing new pharmaceutical products, including costs related to research, clinical trials, and regulatory approvals.
●	Intangible asset amortization: Represents the periodic expensing of acquired intangible assets, such as patents and licenses.
●	Other segment items: relates to contingent consideration attributable to changes in assumptions regarding the timing of achievement of future milestones
●	Depreciation: Relates to the depreciation of property, plant, and equipment used in the segment's operations.

For the diagnostics segment:

●	Cost of service revenue: Includes the direct costs of providing diagnostic testing services, such as laboratory supplies, equipment costs, and labor costs.
●	Selling, general and administrative (SG&A) expenses: Similar to the Pharmaceuticals segment, includes salaries, marketing expenses, and administrative overhead.
●

Research and development (R&D) expenses: Incurred in developing new diagnostic products and services, including costs related to research, clinical studies, regulatory submissions, and new technology development.

●	Intangible asset amortization: Represents the periodic expensing of acquired intangible assets, such as intellectual property and customer relationships.
●	Other segment items: primarily consists of gains and losses recognized on the sale of businesses or assets.
●	Depreciation: Relates to the depreciation of property, plant, and equipment used in the segment's operations.

The tables below present information about reported segments, unallocated corporate operations as well as geographic information for the years ended December 31, 2024, 2023 and 2022.

	For the years ended December 31,
(In thousands)	2024	2023	2022
Revenue from services:
Pharmaceutical	$—	$—	$—
Diagnostics	480,667	515,275	755,630
Corporate	—	—	—
	$480,667	$515,275	$755,630
Revenue from products:
Pharmaceutical	$155,111	$167,557	$142,845
Diagnostics	—	—	—
Corporate	—	—	—
	$155,111	$167,557	$142,845
Revenue from transfer of intellectual property and other:
Pharmaceutical	$77,364	$180,663	$105,721
Diagnostics	—	—	—
Corporate	—	—	—
	$77,364	$180,663	$105,721
Cost of revenue:
Pharmaceutical	$92,523	$99,538	$88,429
Diagnostics	402,109	445,830	627,548
Corporate	—	—	—
	$494,632	$545,368	$715,977
Gross margin:
Pharmaceutical	$139,953	$248,682	$160,137
Diagnostics	78,558	69,445	128,082
Corporate	—	—	—
	$218,511	$318,127	$288,219
Selling, general and administrative:
Pharmaceutical	$58,007	$55,687	$49,232
Diagnostics	205,185	202,341	284,388
Corporate	41,028	42,531	39,052
	$304,220	$300,559	$372,672
Research and development:
Pharmaceutical	$103,022	$87,007	$61,275
Diagnostics	2,075	2,508	12,024
Corporate	117	78	588
	$105,214	$89,593	$73,887
Amortization of intangible assets:
Pharmaceutical	$65,718	$65,837	$63,914
Diagnostics	16,916	20,195	23,870
Corporate	—	—	—
	$82,634	$86,032	$87,784
Other segment items:
Pharmaceutical	$—	$(1,036)	$(1,312)
Diagnostics	(121,493)	—	(18,559)
Corporate	—	—	—
	$(121,493)	$(1,036)	$(19,871)
Segment operating income (loss):
Pharmaceutical	$(86,795)	$41,184	$(12,961)
Diagnostics	(24,125)	(155,596)	(173,652)
Corporate	(41,145)	(42,609)	(39,640)
	$(152,065)	$(157,021)	$(226,253)

	For the years ended December 31,
(In thousands)	2024	2023	2022
Depreciation and amortization:
Pharmaceutical	$71,958	$71,548	$68,618
Diagnostics	26,218	33,749	40,037
Corporate	—	—	—
	$98,176	$105,297	$108,655
Revenues:
U.S.	$546,300	$597,822	$783,207
Ireland	48,397	141,465	117,214
Chile	65,049	68,491	62,044
Spain	24,634	23,517	22,477
Israel	1,772	9,738	3,845
Mexico	23,867	20,216	14,546
Other	3,123	2,246	863
	$713,142	$863,495	$1,004,196

Segment assets for the two reportable segments in which we operate are shown in the following tables.  Corporate assets are principally cash and are not allocated to an operating segment. Identifiable assets by segment are those assets that are used in our operations in each segment. The accounting policies of the segments are the same as those described in Note 3 summary of significant accounting policies.

(In thousands)	December 31, 2024	December 31, 2023
Assets:
Pharmaceutical	$1,359,270	$1,331,764
Diagnostics	493,898	630,753
Corporate	347,044	49,181
	$2,200,212	$2,011,698
Goodwill:
Pharmaceutical	$309,545	$315,235
Diagnostics	219,707	283,025
	$529,252	$598,260

No customer represented more than 10% of our total consolidated revenue during the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024 and 2023, no customer represented more than 10% of our accounts receivable balance.

The following table reconciles our Property, plant and equipment, net between U.S. and foreign jurisdictions:

(In thousands)	December 31, 2024	December 31, 2023
PP&E:
U.S.	$26,685	$39,852
Foreign	43,449	35,577
Total	$70,134	$75,429

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

As of December 31, 2024, we have equity securities and an equity method fair value option (refer to Note 5), forward foreign currency exchange contracts for inventory purchases (refer to Note 20). In connection with our investment and our consulting agreement with BioCardia, we record the related BioCardia options at fair value as well as the warrants from COCP. In addition, restricted cash collateralized by money market funds is a financial asset measured at fair value as a Level 1 financial instrument under the fair value hierarchy. In addition, restricted cash collateralized by money market funds is a financial asset measured at fair value as a Level 1 financial instrument under the fair value hierarchy.

Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of December 31, 2024
	Quoted
	prices in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$282,121	$—	$—	$282,121
Equity securities	49,655	—	—	49,655
Common stock options/warrants	—	3	—	3
Total assets	$331,776	$3	$—	$331,779

	Fair value measurements as of December 31, 2023
	Quoted
	prices in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$32,404	$—	$—	$32,404
Equity securities	116	—	—	116
Equity Method - fair value option	9,786	—	—	9,786
Common stock options/warrants	—	2	—	2
Total assets	$42,306	$2	$—	$42,308
Liabilities:
Forward contracts	$—	$29	$—	$29
Total liabilities	$—	$29	$—	$29

The carrying amount and estimated fair value of our 2029 Convertible Notes and 2025 Notes, as well as the applicable fair value hierarchy tiers, are contained in the table below. Additionally, the fair value of the 2029 Convertible Notes and 2025 Notes is determined using inputs other than quoted prices in active markets that are directly observable.

	December 31, 2024
	Carrying	Total
(In thousands)	Value	Fair Value	Level 1	Level 2	Level 3
2029 Convertible Notes	$173,556	$394,207	$—	$394,207	$—
2025 Notes	$170	$170	$—	$170	$—

There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.

The following tables reconcile the beginning and ending balances of our Level 3 assets and liabilities as of December 31, 2024:

Embedded conversion
(In thousands)	option
Balance at December 31, 2023	$—
Additions	125,620
Change in fair value:
Included in results of operations	26,250
Reclassification of embedded derivatives to equity	(151,870)
Balance at December 31, 2024	$—

Note 20 Derivative Contracts

The following table summarizes the fair values and the presentation of our derivative financial instruments in the Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	December 31, 2024	December 31, 2023
Derivative financial instruments:
Common stock options/warrants	Investments, net	$3	$2
Forward contracts	Unrealized gains on forward contracts are recorded in Other current assets and prepaid expenses. Unrealized (losses) on forward contracts are recorded in Accrued expenses.	$—	$(29)

We enter into foreign currency forward exchange contracts with respect to the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.

To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At December 31, 2024 and 2023, our derivative financial instruments did not meet the documentation requirements to be designated as hedges. Accordingly, we recognized the changes in Fair value of derivative instruments, net in our Consolidated Statement of Operations. The following table summarizes the losses and gains recorded for the years ended December 31, 2024, 2023 and 2022:

	For the years ended December 31,
(In thousands)	2024	2023	2022
Derivative gain (loss):
Notes	$(26,250)	$—	$—
Common stock options/warrants	1	(25)	12
Forward contracts	88	(756)	637
Total	$(26,161)	$(781)	$649

Note 21 Selected Quarterly Financial Data (Unaudited)

	For the 2024 Quarters Ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total revenues	$173,686	$182,186	$173,632	$183,638
Total costs and expenses	245,158	243,856	159,416	216,777
Net income (loss)	(81,836)	(10,305)	24,890	14,027
Earnings (loss) per share, basic	$(0.12)	$(0.01)	$0.04	$0.02
Earnings (loss) per share, diluted	$(0.12)	$(0.01)	$0.03	$0.01

	For the 2023 Quarters Ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total revenues	$237,577	$265,418	$178,595	$181,905
Total costs and expenses	268,171	258,393	243,002	250,949
Net income (loss)	(18,267)	(19,640)	(84,473)	(66,483)
Earnings (loss) per share, basic and diluted	$(0.02)	$(0.03)	$(0.11)	$(0.09)

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, our independent registered public accounting firm, which also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, as stated in their report which appears with our accompanying Consolidated Financial Statements.

Changes to the Company’s Internal Control Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

During the quarter ended December 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Except to the extent included below, the information required in Items 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2024.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

Insider Trading Policy

We have adopted an Insider Trading Policy which governs the purchase, sale and/or any other dispositions of our securities by the Company and its directors, officers and employees and is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable exchange listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

PART IV.

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(1)	Exhibits: See Index to Exhibits below.

INDEX TO EXHIBITS

Exhibit Number	Description
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

2.4++	Asset Purchase Agreement, dated as of March 27, 2024 by and among BioReference Health, LLC, OPKO Health, Inc. and Laboratory Corporation of America Holdings, filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2024, and incorporated herein by reference.

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

3.5	Composite Amended and Restated Certificate of Incorporation of OPKO Health, Inc., filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2024, and incorporated herein by reference.

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

4.4	Description of Securities, filed with the Company’s Annual Report on Form 10⁃K filed with the Securities and Exchange Commission on February 18, 2021, and incorporated herein by reference.

4.5	Indenture, dated January 9, 2024, by and between OPKO Health, Inc. and U.S. Bank Trust Company, National Association, as Trustee, filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2024, and incorporated herein by reference.

4.6	Form of 3.75% Convertible Senior Note due 2029, incorporated by reference to Exhibit A of the Indenture filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2024.

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

10.4+

Exclusive License Agreement by and between TESARO, Inc. and OPKO Health, Inc. dated December 10, 2010, filed with the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on July 28, 2011, and incorporated herein by reference.

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

10.12

License Agreement by and among EirGen Pharma Limited and Nicoya Macau Limited, dated June 18, 2021, filed with the Company’s Quarterly Report on Form 10⁃Q filed with the Securities and Exchange Commission on July 29, 2021 for the Company’s three-month period ended June 30, 2021, and incorporated herein by reference.

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

10.21	Form of Amended 5% Convertible Promissory Note dated February 10, 2023, filed as Exhibit 10.22 filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2023, and incorporated herein by reference.

10.22	Waiver and Amendment No. 2 to the Amended and Restated Credit Agreement, dated June 29, 2023, by and among BioReference Health, LLC, certain of its subsidiaries, and JPMorgan Chase Bank, N.A., filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2023 for the Company's three-month period ended June 30, 2023, and incorporated herein by reference.

10.23++	License and Research Collaboration Agreement by and between ModeX Therapeutics, Inc., OPKO Health, Inc. (with respect to certain sections), and Merck Sharp & Dohme LLC dated March 7, 2023, filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2023 for the Company's three-month period ended March 31, 2023, and incorporated herein by reference.

10.24++	Purchase Agreement, dated January 4, 2024, by and between the Company and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named therein, filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2024, and incorporated herein by reference.

10.25++	Convertible Note Purchase Agreement, dated as of January 4, 2024, by and among the Company and certain investors, including Frost Gamma Investments Trust and Jane H. Hsiao, Ph.D., MBA, filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2024, and incorporated herein by reference.

10.26+++	Note Purchase Agreement dated July 17, 2024 by and among the Company, certain purchasers party thereto, OPKO Biologics Limited, Eirgen Pharma Ltd. and HCR Injection SPV, LLC as agent, filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2024, and incorporated herein by reference.

10.27	Form of Note dated July 17, 2024, filed with the Company's Quarterly Report on Form 10Q filed with the Securities and Exchange Commission on August 7, 2024, and incorporated herein by reference.

19.1**	OPKO Health, Inc. Related Party Transaction Policy.

21**	Subsidiaries of the Company.

23.1**	Consent of Ernst & Young LLP.

31.1**

Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2024.

31.2**

Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2024.

32.1**	Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2024.

32.2**	Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2024.

97.1	OPKO Health, Inc. Mandatory Recovery of Compensation Policy filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2024, and incorporated herein by reference.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract or compensatory plan or arrangement.

**	Filed herewith.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission.

++	Pursuant to Item 601(a)(5) of Regulation S-K, schedules and similar attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise disclosed in such exhibit. The Company will supplementally provide a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission or its staff upon request.

+++	Pursuant to Item 601(b)(10)(iv) of Regulation S-K, portions of this exhibit have been omitted because the Company customarily and actually treats the omitted portions as private or confidential, and such portions are not material. The Company will supplementally provide a copy of an unredacted copy of this exhibit to the U.S. Securities and Exchange Commission or its staff upon request.

Item 16.    FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 2025	OPKO HEALTH, INC.

	By:	/s/ Phillip Frost, M.D.
Phillip Frost, M.D.
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Phillip Frost, M.D.	Chairman of the Board and Chief Executive	March 3, 2025
Phillip Frost, M.D.	Officer (Principal Executive Officer)

/s/ Jane H. Hsiao, Ph.D., MBA	Vice Chairman and Chief Technical Officer	March 3, 2025
Jane H. Hsiao, Ph.D., MBA

/s/ Elias A. Zerhouni, M.D.	Vice Chairman and President	March 3, 2025
Elias A. Zerhouni, M.D.

/s/ Steven D. Rubin	Director and Executive Vice President –	March 3, 2025
Steven D. Rubin	Administration

/s/ Adam Logal	Senior Vice President, Chief Financial Officer,	March 3, 2025
Adam Logal	Chief Accounting Officer and Treasurer (Principal Financial Officer)

/s/ Gary J. Nabel, M.D., Ph.D.	Director, Chief Innovation Officer	March 3, 2025
Gary J. Nabel, M.D., Ph.D.

/s/ Richard Krasno, Ph.D.	Director	March 3, 2025
Richard Krasno, Ph.D.

/s/ Prem A. Lachman, M.D.	Director	March 3, 2025
Prem A. Lachman M.D.

/s/ Roger J. Medel, M.D.	Director	March 3, 2025
Roger J. Medel, M.D.

/s/ John A. Paganelli	Director	March 3, 2025
John A. Paganelli

/s/ Richard C. Pfenniger, Jr.	Director	March 3, 2025
Richard C. Pfenniger, Jr.

/s/ Alice Lin-Tsing Yu, M.D., Ph.D.	Director	March 3, 2025
Alice Lin-Tsing Yu, M.D., Ph.D.

Exhibit Number	Description

19.1	OPKO Health, Inc. Related Party Transaction Policy.

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1

Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2024.

31.2

Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2024.

32.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2024.

32.2	Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2024.

Exhibit 101.INS	Inline XBRL Instance Document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)