Form 10-K/A
period 2024-12-31
OPKO HEALTH, INC.
filed 2025-03-21
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
Amendment No. 1

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

Explanatory Note

OPKO Health, Inc., a Delaware corporation (the “Company”), is filing this Amendment No. 1 on Form 10-K/A (the “Amendment” or “Form 10-K/A”) to amend and restate Part III, Item 10. Directors, Executive Officers and Corporate Governance to include XBRL tagging and to amend and restate Part IV, Item 15, Exhibits and Financial Statement Schedules of its Annual Report on Form 10-K for the year ended December 31, 2024 originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 3, 2025 (the “Original 10-K”), which inadvertently included the OPKO Health, Inc. Related Party Transaction Policy as Exhibit 19.1 instead of the Company’s Insider Trading Policy. Accordingly, Part IV, Item 15, Exhibits and Financial Statement Schedules has been amended and restated in its entirety to include the Company’s Insider Trading Policy as Exhibit 19.1.

In accordance with Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have also amended Part IV, Item 15, Exhibits and Financial Statement Schedules to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein, except as specifically identified above.

Ernst & Young LLP
PCAOB ID No. 42
Miami, Florida

		Page
Part III.		4
Item 10.	Directors, Executive Officers and Corporate Governance	4
Part IV.		5
Item 15.	Exhibits, Financial Statement Schedules	5
Signatures		10
Certifications		11
EX-31.1
EX-31.2
EX-101. INS XBRL Instance Document
EX-101.SCH XBRL Taxonomy Extension Schema Document
EX-101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

PART III.

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
2.1+
Agreement and Plan of Merger, dated January28, 2011, by and among CURNA, Inc., KUR, LLC, OPKO Pharmaceuticals, LLC, OPKO CURNA, LLC, and certain individuals named therein, filed with the Company’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on July25, 2011, and incorporated herein by reference.

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

10.6
Development and License Agreement between OPKO Health, Inc. and Vifor Fresenius Medical Care Renal Pharma Ltd., dated May 8, 2016, filed with the Company’s Quarterly Report on Form 10⁃Q filed with the Securities and Exchange Commission on August 8, 2016 for the Company’s three-month period ended June30, 2016, and incorporated herein by reference.

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

10.12
License Agreement by and among EirGen Pharma Limited and Nicoya Macau Limited, dated June18, 2021, filed with the Company’s Quarterly Report on Form 10⁃Q filed with the Securities and Exchange Commission on July 29, 2021 for the Company’s three-month period ended June 30, 2021, and incorporated herein by reference.

10.13
Exclusive License Agreement, dated July 6, 2021, by and between OPKO Health, Inc. and CAMP4 Therapeutics Corporation, filed with the Company’s Quarterly Report on Form 10⁃Q filed with the Securities and Exchange Commission on July 29, 2021 for the Company’s three-month period ended June30, 2021, and incorporated herein by reference.

10.14
Amended and Restated Credit Agreement, dated August 30, 2021, by and among by and among BioReference Laboratories, Inc., certain of its subsidiaries, and JPMorgan Chase Bank, N.A., filed with the Company’s Current Report on Form 8⁃K filed with the Securities and Exchange Commission on September3, 2021, and incorporated herein by reference.

10.15
Shareholder Agreement, dated January 14, 2022, by and between OPKO Health, Inc. and SEMA4 Holdings Corp., filed with the Company’s Current Report on Form 8⁃K filed with the Securities and Exchange Commission on January 18, 2022, and incorporated herein by reference.

10.16
Lock-up and Voting Agreement, dated as of May 9, 2022, by and among the Company, Dr. Phillip Frost, Dr. Jane Hsiao and Frost Gamma Investments Trust, filed with the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission on May 13, 2022, and incorporated herein by reference.

10.17
Offer Letter, dated May 9, 2022, by and between the Company and Dr. Zerhouni, filed with the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission on May 13, 2022, and incorporated herein by reference.

10.18
Offer Letter, dated May 9. 2022, by and between the Company and Dr. Nabel, filed with the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission on May 13, 2022, and incorporated herein by reference.

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

10.21	Form of Amended 5% Convertible Promissory Note dated February 10, 2023, filed as Exhibit 10.22 filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2023, and incorporated herein by reference.

10.22	Waiver and Amendment No. 2 to the Amended and Restated Credit Agreement, dated June 29, 2023, by and among BioReference Health, LLC, certain of its subsidiaries, and JPMorgan Chase Bank, N.A., filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2023 for the Company's three-month period ended June 30, 2023, and incorporated herein by reference.

10.23++	License and Research Collaboration Agreement by and between ModeX Therapeutics, Inc., OPKO Health, Inc. (with respect to certain sections), and Merck Sharp & Dohme LLC dated March 7, 2023, filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2023 for the Company's three-month period ended March 31, 2023, and incorporated herein by reference.

10.24++	Purchase Agreement, dated January 4, 2024, by and between the Company and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named therein, filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2024, and incorporated herein by reference.

10.25++	Convertible Note Purchase Agreement, dated as of January 4, 2024, by and among the Company and certain investors, including Frost Gamma Investments Trust and Jane H. Hsiao, Ph.D., MBA, filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2024, and incorporated herein by reference.

10.26+++	Note Purchase Agreement dated July 17, 2024 by and among the Company, certain purchasers party thereto, OPKO Biologics Limited, Eirgen Pharma Ltd. and HCR Injection SPV, LLC as agent, filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2024, and incorporated herein by reference.

10.27	Form of Note dated July 17, 2024, filed with the Company's Quarterly Report on Form 10Q filed with the Securities and Exchange Commission on August 7, 2024, and incorporated herein by reference.

19.1**	OPKO Health, Inc. Insider Trading Policy.

21
Subsidiaries of the Company, filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 3, 2025, and incorporated herein by reference.

23.1
Consent of Ernst & Young LLP., filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 3, 2025, and incorporated herein by reference.

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

32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2024, furnished with the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 3, 2025, and incorporated herein by reference.

32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2024, furnished with the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 3, 2025, and incorporated herein by reference.

97.1	OPKO Health, Inc. Mandatory Recovery of Compensation Policy filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2024, and incorporated herein by reference.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Denotes management contract or compensatory plan or arrangement.

**	Filed herewith.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission.

++	Pursuant to Item 601(a)(5) of Regulation S-K, schedules and similar attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise disclosed in such exhibit. The Company will supplementally provide a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission or its staff upon request.

+++	Pursuant to Item 601(b)(10)(iv) of Regulation S-K, portions of this exhibit have been omitted because the Company customarily and actually treats the omitted portions as private or confidential, and such portions are not material. The Company will supplementally provide a copy of an unredacted copy of this exhibit to the U.S. Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2025	OPKO HEALTH, INC.

	By:	/s/ Adam Logal
Adam Logal
Senior Vice President, Chief Financial Officer,
Chief Accounting Officer

ExhibitNumber	Description

19.1	OPKO Health, Inc. Insider Trading Policy.

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