Form 10-Q
period 2025-03-31
OPKO HEALTH, INC.
filed 2025-05-01
CIK 944809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025.

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

As of April 15, 2025, the registrant had 793,052,803 shares of Common Stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects, operating results, cash flows and/or financial condition. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, economic, political, regulatory and market conditions and fluctuations, including policy changes, inflation, tariffs, interest rate and foreign currency risk inherent in U.S. and international operations. These factors also include those described below and in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, and described from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). We do not undertake any obligation to update forward-looking statements, except to the extent required by applicable law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:

•	we have had a history of losses and may not generate sustained positive cash flow sufficient to fund our operations and research and development programs;
•	our need for, and ability to obtain, additional financing when needed on favorable terms, or at all;
•	adverse results in material litigation matters or governmental inquiries;
•	the risks inherent in developing, obtaining regulatory approvals for and commercializing new, commercially viable and competitive products and treatments;
•	our research and development activities may not result in commercially viable products;
•	that earlier clinical results of effectiveness and safety may not be reproducible or indicative of future results;
•	that we may not generate or sustain profits or cash flow from our laboratory operations or substantial revenue from NGENLA® (Somatrogon), Rayaldee and our other pharmaceutical and diagnostic products;
•	our ability to manage our changing operations;
•	that our acquisition of ModeX Therapeutics, Inc. will be successful and the products in the R&D pipeline will ultimately be commercialized;
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
•

disruptions to operations, including impact on employees, and business continuity, including physical damage or impaired access to company facilities, office of technology from the recent conflicts in the Middle East;

•	unstable economic and market conditions may have adverse consequences on our business and financial condition; and
•	changes in personnel and funding for government agencies, including the FDA, could negatively impact our business and financial condition.

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

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash, cash equivalents and current restricted cash	$435,999	$431,936
Accounts receivable, net	96,150	118,017
Inventory, net	64,001	56,797
Other current assets and prepaid expenses	54,441	55,339
Assets held for sale	87,013	—
Total current assets	737,604	662,089
Property, plant and equipment, net	71,195	70,134
Intangible assets, net	568,518	616,613
In-process research and development	195,000	195,000
Goodwill	476,672	529,252
Investments	12,750	54,584
Operating lease right-of-use assets	47,819	54,003
Other assets	18,769	18,537
Total assets	$2,128,327	$2,200,212
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$59,370	$47,071
Accrued expenses	113,209	118,357
Current maturities of operating leases	9,888	12,649
Current portion of convertible notes	101,242	170
Current portion of lines of credit and notes payable	12,145	14,849
Total current liabilities	295,854	193,096
Operating lease liabilities	38,344	48,849
Long term portion of convertible notes	77,226	173,606
Senior secured notes	245,794	245,576
Deferred tax liabilities	129,435	140,799
Other long-term liabilities	30,011	32,838
Total long-term liabilities	520,810	641,668
Total liabilities	816,664	834,764
Equity:
Common Stock - $0.01 par value, 1,250,000,000 shares authorized; 701,406,697 and 701,350,447 shares issued at March 31, 2025 and December 31, 2024, respectively	7,015	7,015
Treasury Stock - 29,799,907, and 29,799,907 shares at March 31, 2025 and December 31, 2024, respectively	(1,791)	(1,791)
Additional paid-in capital	3,484,068	3,481,364
Accumulated other comprehensive loss	(45,006)	(56,130)
Accumulated deficit	(2,132,623)	(2,065,010)
Total shareholders’ equity	1,311,663	1,365,448
Total liabilities and equity	$2,128,327	$2,200,212

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	For the three months ended March 31,
	2025	2024
Revenues:
Revenue from services	$102,844	$126,890
Revenue from products	34,842	38,047
Revenue from transfer of intellectual property and other	12,266	8,749
Total revenues	149,952	173,686
Costs and expenses:
Cost of service revenue	84,518	109,873
Cost of product revenue	22,814	21,744
Selling, general and administrative	59,086	70,167
Research and development	30,841	21,937
Amortization of intangible assets	19,861	21,437
Total costs and expenses	217,120	245,158
Operating loss	(67,168)	(71,472)
Other income and (expense), net:
Interest income	4,681	813
Interest expense	(15,466)	(7,686)
Fair value changes of derivative instruments, net	(273)	(26,161)
Other income, net	4,852	21,323
Other expense, net	(6,206)	(11,711)
Loss before income taxes and investment losses	(73,374)	(83,183)
Income tax benefit	5,770	1,350
Net loss before investment losses	(67,604)	(81,833)
Loss from investments in investees	(9)	(3)
Net loss	$(67,613)	$(81,836)
loss per share:
Loss per share, basic and diluted	$(0.10)	$(0.12)
Weighted average common shares outstanding, basic and diluted	671,577,429	706,882,189

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	For the three months ended March 31,
	2025	2024
Net loss	$(67,613)	$(81,836)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	11,124	(7,166)
Comprehensive loss	$(56,489)	$(89,002)

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands, except share data)

For the three months ended March 31, 2025

						Accumulated
					Additional	Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at December 31, 2024	701,350,447	$7,015	(29,799,907)	$(1,791)	$3,481,364	$(56,130)	$(2,065,010)	$1,365,448
Equity-based compensation expense	—	—	—	—	2,616	—	—	2,616
Exercise of common stock options	56,250	—	—	—	88	—	—	88
Net loss	—	—	—	—	—	—	(67,613)	(67,613)
Other comprehensive income	—	—	—	—	—	11,124	—	11,124
Balance at March 31, 2025	701,406,697	$7,015	(29,799,907)	$(1,791)	$3,484,068	$(45,006)	$(2,132,623)	$1,311,663

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands, except share data)

For the three months ended March 31, 2024

						Accumulated
					Additional	Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at December 31, 2023	781,936,885	$7,820	(8,655,082)	$(1,791)	$3,433,006	$(38,030)	$(2,011,786)	$1,389,219
Equity-based compensation expense	—	—	—	—	2,590	—	—	2,590
2025 Notes	—	—	(21,117,671)	—	—	—	—	—
Shares repurchase	(55,145,031)	(551)	—	—	(49,449)	—	—	(50,000)
Net loss	—	—	—	—	—	—	(81,836)	(81,836)
Other comprehensive loss	—	—	—	—	—	(7,165)	—	(7,165)
Balance at March 31, 2024	726,791,854	$7,269	(29,772,753)	$(1,791)	$3,386,147	$(45,195)	$(2,093,622)	$1,252,808

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(67,613)	$(81,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,487	25,820
Non-cash interest	4,649	3,843
Amortization of deferred financing costs	430	519
Losses from investments in investees	9	3
Equity-based compensation – employees and non-employees	2,616	2,590
Realized gain on disposal of fixed assets and sales of equity securities	(3,786)	(47)
Change in fair value of equity securities and derivative instruments	2,380	1,251
Loss on conversion convertible senior notes	—	757
Deferred income tax benefit	(7,424)	(2,680)
Changes in assets and liabilities:
Accounts receivable, net	22,930	9,518
Inventory, net	(5,437)	2,274
Other current assets and prepaid expenses	2,735	(552)
Other assets	(967)	7
Accounts payable	11,475	2,789
Foreign currency measurement	(641)	1,225
Accrued expenses and other liabilities	(19,397)	(1,047)
Net cash used in operating activities	(34,554)	(35,566)
Cash flows from investing activities:
Investments in investees	(8,000)	—
Proceeds from sale of equity securities	51,655	—
Proceeds from the sale of property, plant and equipment	67	48
Capital expenditures	(3,194)	(4,443)
Net cash provided by (used in) investing activities	40,528	(4,395)
Cash flows from financing activities:
Issuance of 3.00% convertible senior notes, net (including related parties)	—	230,000
Debt issuance costs	—	(8,562)
Share repurchase	—	(50,000)
Proceeds from the exercise of common stock options	88	—
Borrowings on lines of credit	5,610	163,703
Repayments of lines of credit	(9,546)	(168,241)
Redemption of 2025 Notes and 2033 Senior Notes	(174)	(146,287)
Net cash (used in) provided by financing activities	(4,022)	20,613
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,110	(894)
Net increase in cash, cash equivalents and restricted cash	4,062	(20,242)
Cash, cash equivalents and restricted cash at beginning of period	445,615	95,881
Cash, cash equivalents and restricted cash at end of period	$449,677	$75,639
SUPPLEMENTAL INFORMATION:
Interest paid	$13,762	$3,125
Income taxes paid, net of refunds	$2,059	$1,063

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 BUSINESS AND ORGANIZATION

OPKO Health, Inc., a Delaware corporation (“OPKO”, the “Company”, “we”, “us”, or “our”) is a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our pharmaceutical business features Somatrogon (hGH-CTP), a once-weekly human growth hormone injection. We have partnered with Pfizer Inc. (“Pfizer”) for further development and commercialization of Somatrogon (hGH-CTP). Regulatory approvals for Somatrogon (hGH-CTP) for the treatment of children and adolescents, as young as three years of age, with growth disturbance due to insufficient secretion of growth hormone, have been secured in more than 50 markets worldwide, including in the United States, European Union Member States, Japan, Canada, and Australia under the brand name NGENLA®. Also, through our pharmaceutical division, we manufacture and sell Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency.

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

Our diagnostics business, BioReference Health, LLC (“BioReference”), is a highly specialized laboratory in the United States, with a sales and marketing team focused on growth and new product integration, including the 4Kscore® prostate cancer test. BioReference® offers a broad spectrum of diagnostic testing services for oncology, urology (4Kscore), and corrections nationwide, setting new standards with its industry-leading turnaround times. BioReference also provides comprehensive clinical and women’s health testing in New York and New Jersey. Our test offerings are backed by a team of board-certified medical professionals and driven by the latest healthcare guidelines and standards. We market our laboratory testing services directly to physicians, geneticists, hospitals, clinics, correctional and other health facilities. As described below, we entered into agreements with Laboratory Corporation of America Holdings (“Labcorp”) in 2024 and 2025 for the sale of certain BioReference assets, including its oncology testing services.

We operate several established, revenue-generating pharmaceutical platforms internationally, with our principal operations located in Spain, Ireland, Chile, and Mexico. These key platforms contribute to positive cash flow and facilitate future market entry for our products currently in development. Beyond these platforms, our operations include a development and commercial supply pharmaceutical company, as well as a global supply chain operation.

We have a highly experienced management team, composed of individuals with solid industry experience and extensive development, regulatory and commercialization expertise, as well as relationships that provide access to commercial opportunities.

On March 11, 2025, the Company and BioReference entered into an agreement with Labcorp (the “Labcorp Oncology Purchase Agreement”) pursuant to which Labcorp agreed to acquire BioReference's oncology and related clinical testing services assets (the “Oncology Transaction”). The Oncology Transaction is expected to close in the second half of 2025, with Labcorp paying up to $225 million in consideration, including $192.5 million in cash at closing and up to $32.5 million in cash in performance-based contingent consideration, as detailed in the Labcorp Oncology Purchase Agreement. These assets are within our diagnostics segment and encompass BioReference’s U.S. oncology testing services.

As of March 31, 2025, the assets to be sold under the Labcorp Oncology Purchase Agreement met the held-for-sale accounting criteria. Accordingly, such assets have been classified as held for sale in our consolidated balance sheet as of March 31, 2025.

On September 16, 2024, we consummated the sale of certain assets of BioReference to Labcorp pursuant to an agreement entered into on March 27, 2024 (the “Labcorp Asset Purchase Agreement”). Pursuant to the Labcorp Asset Purchase Agreement, Labcorp acquired select assets of BioReference. Upon closing, Labcorp paid to the Company aggregate consideration of $237.5 million in cash, which is subject to certain adjustments as set forth in the Labcorp Asset Purchase Agreement. These assets were part of our diagnostics segment and include BioReference's laboratory testing businesses focused on clinical diagnostics, reproductive health, and women's health across the United States, excluding BioReference's New York and New Jersey operations. Pursuant to the Labcorp Asset Purchase Agreement, a total of approximately $23.7 million was withheld at closing and deposited by Labcorp into an escrow account to satisfy potential indemnity claims. The escrow will be released to the Company on the twelve-month anniversary of the closing date, subject to any outstanding or liquidated indemnity claims. The Company recorded the escrow within other current assets on the Condensed Consolidated Balance Sheet.

NOTE 2 FOREIGN EXCHANGE RATES

Foreign Currency Exchange Rates

Approximately 22.3% of our revenue for the three months ended March 31, 2025, was denominated in currencies other than the U.S. Dollar (USD). This compares to 21.5% for the same period in 2024. Our financial statements are reported in USD; therefore, fluctuations in exchange rates affect the translation of foreign-denominated revenue and expenses. During the three months ended March 31, 2025 and the year ended December 31, 2024, our most significant currency exchange rate exposures were to the Chilean Peso and Euro. Gross accumulated currency translation adjustments, recorded as a separate component of shareholders’ equity, totaled $41.6 million and $52.7 million at March 31, 2025 and December 31, 2024, respectively.

We are subject to foreign currency transaction risk due to fluctuations in exchange rates between the time a transaction is initiated and settled. To mitigate this risk, we use foreign currency forward contracts. These contracts fix an exchange rate, allowing us to offset potential losses (or gains) caused by exchange rate changes at the settlement date. As of  March 31, 2025 and December 31, 2024, we held 60 and zero open foreign exchange forward contracts, respectively, related to inventory purchases on letters of credit.

 NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments or adjustments otherwise disclosed herein) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three months ended March 31, 2025 are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2025 or any other future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheet to the sum of such amounts in the Condensed Consolidated Statements of Cash Flows:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$428,831	$426,582
Restricted cash, current	7,168	5,354
Restricted cash, long-term	13,678	13,679
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$449,677	$445,615

The Company classifies cash deposits related to letters of credit securing insurance and lease obligations as restricted cash, which is included in other assets, non-current, within the Consolidated Balance Sheet.

Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which are used in our testing laboratories.  Inventory obsolescence expense for the three months ended March 31, 2025 and 2024 was $0.5 million and $0.4 million, respectively.

Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting. Refer to Note 5. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions was $1.2 billion and $1.3 billion at March 31, 2025 and December 31, 2024, respectively.

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

Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value. Goodwill was $476.7 million and $529.3 million, respectively, at March 31, 2025 and December 31, 2024.

Net intangible assets other than goodwill were $763.5 million and $811.6 million as of  March 31, 2025 and December 31, 2024, respectively, with IPR&D accounting for $195.0 million as of each date. The decrease from December 31, 2024 primarily reflects the reclassification of $30.5 million of intangible assets associated with the Labcorp Oncology Purchase Agreement, which were classified as assets held for sale as of March 31, 2025. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges may occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment.

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

While we believe our estimates and assumptions used in impairment testing (including for goodwill and IPR&D) are reasonable and reflect those used by market participants, there is a potential risk of material impairment charges. Based on the current financial performance of our diagnostics segment and our Ireland reporting unit (which includes Eirgen and Rayaldee), we could be subject to such charges if their future performance deviates from our current estimates and assumptions. For reference, the goodwill of our diagnostics segment totaled $163.4 million and $219.7 million at March 31, 2025 and December 31, 2024, respectively. The decrease during the first quarter of 2025 reflects $56.3 million in assets held for sale, primarily related to the Labcorp Oncology Purchase Agreement. Separately, the goodwill of our Ireland reporting unit totaled $82.7 million and $79.4 million at March 31, 2025 and December 31, 2024, respectively.

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $19.9 million and $21.4 million for the three months ended March 31, 2025 and 2024, respectively.

Fair value measurements. The carrying amounts of our cash, cash equivalents, restricted cash, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered equity securities as of March 31, 2025 and December 31, 2024 are predominately carried at fair value.

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

Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For a derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At  March 31, 2025 and December 31, 2024, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognized all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statement of Operations. Refer to Note 10.

In 2024, we determined the value of the embedded derivative liability within the 2029 Convertible 144A Notes (as defined in Note 7) and recorded it at fair value. Refer to Note 7. The changes in the fair value of the embedded derivative were recognized in the fair value changes of derivative instruments, net. Refer to Note 9. There was no impact from this embedded derivative during the three months ended March 31, 2025.

Property, plant and equipment. Property, plant and equipment are recorded at cost or fair value if acquired in a business combination. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under finance leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, and automobiles - 3-5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Assets held under finance leases are included within Property, plant and equipment, net in our Condensed Consolidated Balance Sheets and are amortized over the shorter of their useful lives or the expected term of their related leases. Depreciation expense was $3.6 million and $4.4 million for the three months ended March 31, 2025 and 2024, respectively.

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

We operate in various countries and tax jurisdictions globally.  For interim reporting purposes, we record income taxes based on the expected effective income tax rate, taking into consideration year to date and global forecasted tax results. For the three months ended March 31, 2025, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.

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

While we have receivables due from federal and state governmental agencies, such receivables are not a credit risk because federal and state governments fund the related healthcare programs. Payment is primarily dependent upon submitting appropriate documentation. On March 31, 2025 and December 31, 2024, receivable balances (net of explicit and implicit price concessions) from Medicare and Medicaid were 7.2% and 4.8%, respectively, of our consolidated Accounts receivable, net. The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At March 31, 2025 and December 31, 2024, receivables due from patients represented approximately 2.3% and 1.7%, respectively, of our consolidated Accounts receivable, net.

We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for credit losses was $1.5 million as of March 31, 2025, and $1.3 million as of December 31, 2024. The credit loss expense for the three months ended March 31, 2025 and 2024, was $212.0 thousand and $128.6 thousand, respectively.

Accounts receivable included $2.7 million of revenue earned under the BARDA Contract (as defined in Note 14) as of March 31, 2025, and $3.6 million under this contract as of December 31, 2024. Refer to Note 13, Government Contract Revenue for further information on government contracts and to Note 14, Strategic Alliances for further information on the BARDA Contract.

Stock Repurchase Program. On July 18, 2024, the Company announced that its Board of Directors authorized the repurchase of up to $100.0 million of shares of the Company's common stock, $0.01 par value per share (the "Common Stock"). Under this program, the Company may repurchase shares from time to time through various methods, including open market purchases, block trades, privately negotiated transactions, accelerated share repurchases, as well as pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Exchange Act, and otherwise in compliance with applicable laws. The timing and amount of any repurchases will be subject to general market conditions, the Company's capital management, investment opportunities, and other factors. The repurchase program does not obligate the Company to repurchase any specific number of shares, has no time limit, and may be modified, suspended, or discontinued at any time at the Company's discretion. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024, the Company had repurchased 25,825,785 shares at an average price per share of $1.56, for a total cost of approximately $40.2 million under this program through such date. No shares were repurchased during the three months ended March 31, 2025.

Equity-based compensation. We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits realized from the exercise of stock options as cash flows from operations. Equity-based compensation expense was $2.6 million for each of the three-month periods ended March 31, 2025 and 2024.

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

Foreign currency translation. The financial statements of certain of our foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are generally translated at the rate of exchange to the U.S. dollar on the balance sheet date. The local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of Other income (expense), net within the Condensed Consolidated Statement of Operations and foreign currency translation gains (losses) have been included as a component of the Condensed Consolidated Statement of Comprehensive Income (Loss). For the three months ended March 31, 2025 and 2024, we recorded foreign currency transaction gains of $0.1 million and foreign currency transaction losses of $2.7 million, respectively.

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

Investments. We have made strategic investments in development stage and emerging companies. We record these investments as equity securities based on our percentage of ownership and whether we have significant influence over the operations of the investees. Refer to Note 6. For investments classified as equity securities, we record changes in their fair value as Other income (expense) in our Condensed Consolidated Statement of Operations based on their closing price per share at the end of each reporting period, unless the equity security does not have a readily determinable fair value. Refer to Note 6.

Accounting standards yet to be adopted.

In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses is effective prospectively to financial statements issued for reporting period after the effective date or retrospectively to any or all prior periods presented in the financial statements, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

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

Recently adopted accounting standards.

In November 2024, the FASB issued ASU 2024-04, Debt (Subtopic 470-20): Debt with Conversion and Other Options. (“ASU 2024-04”) clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. ASU 2024-04 is effective for reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted for entities that have adopted ASU 2020-06. We adopted ASU 2024-04 prospectively effective January 1, 2025. The adoption of ASU 2024-04 did not have a material impact on our Condensed Consolidated Financial Statements.

In  November 2023, the FASB issued ASU No 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its CODM uses to assess segment performance and to make decisions about resource allocations. The Company adopted ASU 2023-07 in the fourth quarter of fiscal year 2024. This guidance was applied prospectively. The adoption of ASU 2023-07 did not have a material impact on our Condensed Consolidated Financial Statements.

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

A total of 261,277,459 and 296,587,793 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2025 and 2024, respectively, because their inclusion would have been antidilutive. A full presentation of diluted earnings per share has not been provided because the required adjustments to the numerator and denominator resulted in diluted earnings per share being equivalent to basic earnings per share.

During the three months ended March 31, 2025, 56,250 options were exercised, and no restricted stock units vested, resulting in the issuance of 56,250 shares of Common Stock.

During the three months ended March 31, 2024, no options were exercised, and no restricted stock units vested, resulting in the issuance of no shares of Common Stock.

NOTE 5 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	March 31,	December 31,
(In thousands)	2025	2024
Accounts receivable, net:
Accounts receivable	$97,684	$119,284
Less: allowance for credit losses	(1,534)	(1,267)
	$96,150	$118,017
Inventories, net:
Consumable supplies	$15,079	$15,488
Finished products	39,875	32,310
Work in-process	1,589	2,355
Raw materials	10,944	9,418
Less: inventory reserve	(3,486)	(2,774)
	$64,001	$56,797
Other current assets and prepaid expenses:
Escrow receivable	$24,193	$23,750
Taxes recoverable	6,748	8,266
Prepaid expenses	9,494	6,785
Prepaid insurance	1,533	3,818
Other receivables	1,627	2,015
Other	10,846	10,705
	$54,441	$55,339
Intangible assets, net:
Customer relationships	$203,611	$255,430
Technologies	800,304	806,858
Trade names	49,743	49,726
Covenants not to compete	12,912	12,906
Licenses	6,371	6,316
Product registrations	6,464	6,172
Other	5,910	5,729
Less: accumulated amortization	(516,797)	(526,524)
	$568,518	$616,613
Accrued expenses:
Employee benefits and severance	$39,948	$34,167
Clinical trials	4,175	6,104
Commitments and contingencies	6,411	9,850
Accrued interest	5,460	8,313
Gross to net provision	5,081	6,920
Inventory received but not invoiced	1,891	2,146
Finance leases short-term	1,617	1,679
Professional fees	2,165	2,521
Taxes payable	25,714	22,275
Royalties	233	563
Commissions	1,407	1,434
Other	19,107	22,385
	$113,209	$118,357
Other long-term liabilities:
Employee severance	$11,919	$14,269
Mortgages and other debts payable	2,833	3,002
Finance leases long-term	3,799	4,064
Other	11,460	11,503
	$30,011	$32,838

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

Changes in value of the intangible assets and goodwill during the three months ended March 31, 2025 and 2024 were primarily due to foreign currency fluctuations between the Chilean Peso, and the Euro against the U.S. dollar.

The following table summarizes the changes in Goodwill by reporting unit during the three months ended March 31, 2025.

	2025
(In thousands)	Gross goodwill at January 1, 2025	Cumulative impairment at January 1	Acquisitions, dispositions and other	Foreign exchange and other	Balance at March 31, 2025
Pharmaceuticals
CURNA	$4,827	$(4,827)	$—	$—	$—
Rayaldee	79,433	—	—	3,232	82,665
FineTech	11,698	(11,698)	—	—	—
ModeX	80,260	—	—	—	80,260
OPKO Biologics	139,784	—	—	(0)	139,784
OPKO Chile	3,220	—	—	167	3,387
OPKO Health Europe	6,848	—	—	286	7,134
OPKO Mexico	100	(100)	—	—	—
Transition Therapeutics	3,421	(3,421)	—	—	—

Diagnostics
BioReference	219,707	—	(56,265)	—	163,442
OPKO Diagnostics	17,977	(17,977)	—	—	—
	$567,275	$(38,023)	$(56,265)	$3,685	$476,672

NOTE 6 INVESTMENTS

Investments

The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of March 31, 2025 and December 31, 2024:

(in thousands)	As of March 31, 2025		As of December 31, 2024
Investment type	Investment Carrying Value	Underlying Equity in Net Assets	Investment Carrying Value	Underlying Equity in Net Assets
Equity securities	$7,830	1,539	$49,655	1329
Equity securities with no readily determinable fair value	4,139	—	4,139	—
Variable interest entity, equity method	778		787
Warrants and options	3		3
Total carrying value of investments	$12,750		$54,584

Investments in equity securities

We hold investments in various equity securities, which are accounted for based on the Company's level of influence over the particular investee and whether the particular equity security has a readily determinable fair value. We have determined that our ownership in these entities, along with that of related parties, does not provide the Company with significant influence over their operations, except as noted below. Accordingly, we account for our investments in these entities as equity securities and records changes in their fair values in other income (expense) each reporting period. Equity securities with readily determinable fair values are measured at fair value, while those without are adjusted to fair value when there is an observable price change.

GeneDx Holdings

During the three months ended March 31, 2025, the Company sold its remaining 620 thousand shares of GeneDx Holdings Corp. (formerly, Sema4 Holdings Corp., “GeneDx”) common stock at various prices for aggregate proceeds of $51.7 million, resulting in the Company holding no GeneDx shares as of March 31, 2025. As of December 31, 2024, our ownership in GeneDx was 2.2%.

Other Equity Securities

We hold equity securities in Entera Bio Ltd. (“Entera”) (8.1%) (see Note 14 for further information), ChromaDex Corporation (“ChromaDex”) (0.05%), Eloxx Pharmaceuticals, Inc. (“Eloxx”) (1.0%), Xenetic Biosciences, Inc. (“Xenetic”) (2.9%), CAMP4 Therapeutics Corporation (“CAMP4”) (1.5%), and VBI Vaccines Inc. (0.0%). Our investment in HealthSnap, Inc. (3.8%) is accounted for under the measurement alternative for equity securities without readily determinable fair values.

Net gains and losses on our equity securities for the three months ended March 31, 2025 and 2024 were as follows:

	For the three months ended March 31,
(in thousands)	2025	2024
Equity Securities:
Net gains recognized during the period on equity securities	$2,165	$67
Less: Net losses realized during the period on equity securities	(3,938)	—
Unrealized net gains and losses recognized during the period on equity securities still held at the reporting date	$(1,773)	$67

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

We own 1,260,000 shares of Zebra’s Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29%) at March 31, 2025 and December 31, 2024. Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a former member of our Board of Directors, was a founder of Zebra. Dr. Frost serves as a member of Zebra’s Board of Directors.

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

Warrants and options

In addition to our equity method investments and equity securities, we hold options to purchase 47 thousand additional shares of BioCardia, Inc. ("BioCardia"), all of which were vested as of March 31, 2025 and December 31, 2024. We recorded the changes in the fair value of the options and warrants in fair value changes of derivative instruments, net in our Condensed Consolidated Statement of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Condensed Consolidated Balance Sheet. See further discussion of the Company’s options and warrants in Note 9 and Note 10.

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

Our equity method investments, as described below, consist of investments in Pharmsynthez (ownership 6%), Cocrystal Pharma, Inc. (“COCP”) (2%), Non-Invasive Monitoring Systems, Inc. (“NIMS”) (1%), BioCardia (0%), and LeaderMed Health Group Limited (“LeaderMed”) (47%).

The aggregate amount of assets, liabilities, and net losses of these equity method investees as of and for the three months ended March 31, 2025 were $53.0 million, $20.7 million, and $6.9 million, respectively. The aggregate amount of assets, liabilities, and net losses of our equity method investees as of and for the year ended December 31, 2024 were $50.9 million, $18.3 million, and $31.1 million, respectively. We have determined that we or our related parties have the ability to exercise significant influence over our equity method investments through our board representation or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market prices of their respective shares of common stock and the number of shares held by us as of March 31, 2025 and December 31, 2024 was $0.3 million and $0.5 million, respectively.

NOTE 7 DEBT

As of March 31, 2025 and December 31, 2024, our debt consisted of the following:

	March 31,	December 31,
(In thousands)	2025	2024
2044 Notes	$245,794	$245,576
2029 Convertible Notes	178,417	173,556
2025 Notes	—	170
2033 Senior Notes	50	50
Chilean and Spanish lines of credit	10,721	13,465
Current portion of notes payable	1,425	1,384
Long term portion of notes payable	2,833	3,002
Total	$439,240	$437,203

Balance sheet captions
Current portion of convertible notes	$101,242	$170
Long term portion of convertible notes	77,226	173,606
Current portion of lines of credit and notes payable	12,145	14,849
Long Term notes payable included in long-term liabilities	248,627	248,578
Total	$439,240	$437,203

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

On  January 9, 2024, we recorded $125.6 million value of the embedded derivative liability within the 2029 Convertible Notes as a debt discount. To determine the fair value of this derivative, we employed the Binomial Lattice model. Key inputs and assumptions for this valuation included our common stock price, the derivative's exercise price, risk-free interest rate, volatility, annual coupon rate, and remaining contractual term. We are amortizing the debt discount as non-cash interest expense over the term of the Notes.

From the date the Notes were issued through  March 31, 2024, we observed an increase in the market price of our Common Stock which resulted in a $26.25 million increase in the estimated fair value of our embedded derivatives recorded in Fair value changes of derivative instruments, net in our Condensed Consolidated Statements of Operations.

As of March 31, 2025 the 2029 Convertible 144A Notes were convertible. Holders  may convert their 2029 Convertible Notes at their option prior to the close of business on the business day immediately preceding  September 15, 2028 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on  March 31, 2024 (and only during such calendar quarter), if the last reported sale price of our Common Stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five consecutive business day period after any ten consecutive trading day period (the “convertible note measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the convertible note measurement period was less than 98% of the product of the last reported sale price of our Common Stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events specified in the indenture governing the 2029 Convertible Notes. On or after  September 15, 2028 until the close of business on the business day immediately preceding the maturity date, holders  may convert their notes at any time, regardless of the foregoing conditions. Upon conversion of a note, we will pay or deliver, as the case  may be, cash, shares of our Common Stock or a combination of cash and shares of our Common Stock, at our election.

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

The following table sets forth information related to the 2029 Convertible Notes which is included in our Condensed Consolidated Balance Sheet as of March 31, 2025:

(In thousands)	2029 convertible notes	Embedded conversion option	Discount	Debt Issuance costs	Total
Balance at December 31, 2024	$280,594	$—	$(100,879)	$(6,159)	$173,556
Amortization of debt discount and debt issuance costs	—	—	4,480	381	4,861
Balance at March 31, 2025	$280,594	$—	$(96,399)	$(5,778)	$178,417

2025 Convertible Notes

In February 2019, we issued $200.0 million aggregate principal amount of Convertible Senior Notes due 2025 (the “2025 Notes”) in an underwritten public offering. The 2025 Notes bore interest at a rate of 4.50% per year, payable semiannually in arrears on February 15 and August 15 of each year, and matured on February 15, 2025. During the three months ended March 31, 2025, the Company repurchased the remaining $170 thousand aggregate principal outstanding amount of the 2025 Convertible Senior Notes.

2033 Senior Notes

In  January 2013, we issued an aggregate of $175.0 million of our 3.0% Senior Notes due 2033 (the “2033 Senior Notes”) in a private placement. The 2033 Senior Notes bear interest at the rate of 3.0% per year, payable semiannually on  February 1 and  August 1 of each year and mature on  February 1, 2033, unless earlier repurchased, redeemed or converted. From 2013 to 2016, holders of the 2033 Senior Notes converted $143.2 million in aggregate principal amount into Common Stock, and, on  February 1, 2019, approximately $28.8 million aggregate principal amount of 2033 Senior Notes were tendered by holders pursuant to such holders’ option to require us to repurchase the 2033 Senior Notes. During the first quarter of 2023, we paid approximately $3.0 million to purchase 2033 Senior Notes in accordance with the indenture governing the 2033 Senior Notes, following which $50.6 thousand aggregate principal amount of 2033 Senior Notes remained outstanding.

International Line of Credit Agreements

The Company has line of credit agreements with twelve other financial institutions as of March 31, 2025, and December 31, 2024, in the U.S., Chile and Spain. These lines of credit are used primarily as sources of working capital for inventory purchases.

The following table summarizes the amounts outstanding under the Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
	Interest rate on borrowings at	Credit line	March 31,	December 31,
Lender	March 31, 2025	capacity	2025	2024
Itau Bank	5.50%	$2,363	$159	$200
Bank of Chile	6.60%	2,500	1,610	2,202
BICE Bank	5.50%	2,500	916	2,418
Scotiabank	5.50%	5,500	3,259	3,497
Santander Bank	5.50%	5,000	1,364	1,926
Security Bank	5.50%	1,400	265	133
Estado Bank	5.50%	4,000	1,151	1,153
BCI Bank	5.00%	2,500	447	673
Internacional Bank	5.50%	1,500	1,114	1,130
Consorcio Bank	5.00%	2,000	436	133
Banco De Sabadell	1.75%	541	—	—
Santander Bank	5.36%	541	—	—
La Caixa Bank	4.09%	541	—	—
Total		$30,886	$10,721	$13,465

At March 31, 2025 and December 31, 2024, the weighted average interest rate on our lines of credit was approximately 5.5% and 5.5%, respectively.

At March 31, 2025 and December 31, 2024, we had notes payable and other debt (excluding the 2033 Senior Notes, the 2023 Convertible Notes, the 2025 Notes, and amounts outstanding under lines of credit described above) as follows:

	March 31,	December 31,
(In thousands)	2025	2024
Current portion of notes payable	$1,425	$1,384
Other long-term liabilities	2,833	3,002
Total	$4,258	$4,386

The notes and other debt mature at various dates ranging from 2025 through 2032, bearing variable interest rates from 0.7% up to 4.5%. The weighted average interest rate on the notes and other debt was 1.8% on March 31, 2025 and 1.8% on December 31, 2024. The notes are partially secured by our office space in Barcelona.

NOTE 8 ACCUMULATED OTHER COMPREHENSIVE LOSS

For the three months ended March 31, 2025, changes in Accumulated other comprehensive loss, net of tax, were as follows:

Foreign
currency
(In thousands)	translation
Balance at December 31, 2024	$(56,130)
Other comprehensive income	11,124
Balance at March 31, 2025	$(45,006)

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

As of March 31, 2025, our financial assets measured at fair value included equity securities, forward foreign currency exchange contracts for inventory purchases (refer to Note 10), options related to our BioCardia investment and consulting agreement (recorded at fair value), warrants from COCP, and restricted cash collateralized by money market funds, the latter being measured at fair value as a Level 1 financial instrument.

Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of March 31, 2025
	Quoted
	prices in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$222,478	$—	$—	$222,478
Equity securities	7,830	—	—	7,830
Common stock options	—	3	—	3
Total assets	$230,308	$3	$—	$230,311
Liabilities:
Forward contracts	$—	$262	$—	$262
Total liabilities	$—	$262	$—	$262

	Fair value measurements as of December 31, 2024
	Quoted
	prices in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$282,121	$—	$—	$282,121
Equity securities	49,655	—	—	$49,655
Common stock options/warrants	—	3	—	3
Total assets	$331,776	$3	$—	$331,779

The table below presents the carrying amount, estimated fair value, and applicable fair value hierarchy tiers for our 2029 Convertible Notes. The fair value for these notes is determined using directly observable inputs other than quoted prices in active markets.

	March 31, 2025
	Carrying	Total
(In thousands)	Value	Fair Value	Level 1	Level 2	Level 3
2029 Convertible Notes	$178,417	$467,609	$—	$467,609	$—

There have been no transfers between Level 1 and Level 2 and no transfers to Level 3 of the fair value hierarchy.

NOTE 10 DERIVATIVE CONTRACTS

The following table summarizes the fair values and the presentation of our derivative financial instruments in the Condensed Consolidated Balance Sheets:

	Balance Sheet	March 31,	December 31,
(In thousands)	Component	2025	2024
Derivative financial instruments:
Common Stock options/warrants	Investments, net	$3	$3
Forward contracts	Unrealized losses on forward contracts are recorded in Accrued expenses.	$(262)	$—

We enter into foreign currency forward exchange contracts with respect to the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.

To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At March 31, 2025 and December 31, 2024, our derivative financial instruments did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in fair value of derivative instruments, net in our Condensed Consolidated Statement of Operations. The following table summarizes the losses and gains recorded for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
(In thousands)	2025	2024
Derivative gain (loss):
Notes	$—	$(26,250)
Common Stock options/warrants	(0)	1
Forward contracts	(273)	88
Total	$(273)	$(26,161)

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

We hold investments in Zebra (ownership 29%), ChromaDex (0.05%), COCP (2%), NIMS (1%), Eloxx (1%), and LeaderMed (47%). These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. We previously held an investment in GeneDx (Nasdaq: WGS), which represented a 2.2% ownership interest as of December 31, 2024, obtained as a result of our sale of GeneDx, Inc. and subsequent participation in an underwritten offering by GeneDx. Richard Pfenniger who sits on our Board also sits on the GeneDx Board. We sold our remaining investment in GeneDx during the first quarter of 2025.

Dr. Elias Zerhouni, our Vice Chairman and President, sits on the board of directors of Danaher Corporation (“Danaher”). Our subsidiary, BioReference, routinely procures products and services from several subsidiaries of Danaher, including Beckman Coulter, Integrated DNA Technologies Inc., and Leica Microsystems Inc., to which BioReference has paid $0.6 million, $1.0 million, and $0.1 million, respectively, during the three months ended March 31, 2025.

We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the three months ended March 31, 2025 and 2024, no amounts were reimbursed or accrued for Company-related travel by Dr. Frost and other OPKO executives.

NOTE 12 COMMITMENTS AND CONTINGENCIES

In   February 2023, the Office of the Attorney General for the State of Texas (“TX OAG”) informed BioReference that it believes that, from 2005 to 2023, BioReference   may have violated the Texas Medicaid Fraud Prevention Act with respect to claims it presented to Texas Medicaid for reimbursement. BioReference and the TX OAG entered into a settlement agreement in  February 2025 for $4.2 million, under which BioReference did not admit any wrongdoing.

On   December 29, 2022, the Israel Tax Authority (the “ITA”) issued an assessment against our subsidiary, OPKO Biologics in the amount of approximately $246 million (including interest) related to uncertain tax positions involving income recognition in connection with an examination of foreign tax returns for the 2014 through 2020 tax years. We recognize that local tax law is inherently complex and the local taxing authorities   may not agree with certain tax positions taken. We have appealed this assessment, as we believe, other than for uncertain tax positions for which we have reserved, the issues are without technical merit. The matter is currently before the courts. The trial has concluded; however, there are certain other procedural matters under Israeli law that must occur before a judgment is rendered. We intend to continue to exhaust all judicial remedies necessary to resolve the matter, as necessary, which has been a lengthy process. There can be no assurance that this matter will be resolved in our favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.

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

At March 31, 2025, we were committed to make future purchases for inventory and other items in 2025 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating approximately $45.9 million

NOTE 13 REVENUE RECOGNITION

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

The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue for the period during which the related services are rendered. Actual amounts are adjusted in the period those adjustments become known.  For the three months ended March 31, 2025, we recorded $1.5 million of negative revenue adjustments due to changes in estimated implicit price concessions for services provided in prior periods, primarily due to shifts in the composition of our client mix. For the three months ended March 31, 2024, we recorded $0.5 million of positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods mainly due to the composition of client pay mix.

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

Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of March 31, 2025 and December 31, 2024, we had liabilities of approximately $2.4 million and $2.0 million, respectively, within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.

The composition of revenue from services by payor for the three months ended March 31, 2025 and 2024 was as follows:

	Three months ended March 31,
(In thousands)	2025	2024
Healthcare insurers	$57,652	$74,608
Government payers	17,155	21,959
Client payers	25,280	25,687
Patients	2,757	4,636
Total	$102,844	$126,890

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

We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the three months ended March 31, 2025 and 2024, we recognized $6.3 million and $6.9 million, respectively, in net product revenue from sales of Rayaldee.

The following table presents an analysis of Rayaldee product sales allowances and accruals for the three months ended March 31, 2025 and 2024:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2024	$2,070	$5,365	$2,465	$9,900
Provision related to current period sales	3,085	3,434	262	6,781
Credits or payments made	(3,927)	(4,948)	(249)	(9,124)
Balance at March 31, 2025	$1,228	$3,851	$2,478	$7,557

Total gross Rayaldee sales				$13,110
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				52%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2023	$2,578	$6,150	$2,192	$10,920
Provision related to current period sales	3,820	4,132	303	8,255
Credits or payments made	(3,904)	(5,807)	(280)	(9,991)
Balance at March 31, 2024	$2,494	$4,475	$2,215	$9,184

Total gross Rayaldee sales				$15,157
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				54%

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

For the three months ended March 31, 2025, revenue from the transfer of intellectual property and other was $12.3 million compared to $8.7 million for the three months ended March 31, 2024, a net increase of $3.5 million. This increase was primarily attributable to $7.0 million recognized under the BARDA Contract (as defined and described in Note 14) compared to $2.2 million in the 2024 period. This positive contribution was partially offset by a decrease in gross profit share and royalty payments for NGENLA (Somatrogon) and Pfizer's Genotropin® (Somatropin), which totaled $4.5 million compared with $5.6 million for the same period in 2024.

NOTE 14 STRATEGIC ALLIANCES

Entera Bio Ltd

On March 16, 2025, the Company and Entera Bio Ltd. (“Entera”) entered into a collaboration and license agreement to develop an oral dual agonist GLP-1/glucagon peptide as a potential treatment for obesity, metabolic, and fibrotic disorders, combining OPKO’s proprietary long-acting oxyntomodulin analog (OPK-88006) and Entera’s proprietary N-Tab™ technology.

Under the terms of the agreement, the Company and Entera hold 60% and 40% pro-rata ownership interests in the development program, respectively, and are responsible for 60% and 40% of the program's development costs, respectively. In connection with the agreement, the Company purchased 3,685,226 ordinary shares of Entera at a price of $2.17 per share, for an aggregate purchase price of approximately $8.0 million.

Entera has agreed to utilize the proceeds from this share purchase to fund its 40% share of the program's development costs through the completion of Phase 1. Following Phase 1, Entera has the option to continue funding its 40% share to maintain its pro-rata ownership. Should Entera elect not to continue funding, its ownership interest will be reduced to 15%, with the Company holding the remaining 85% interest and becoming responsible for all ongoing development funding and activities.

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

The Company concluded that research and development services performed under the BARDA Contract would be recognized as revenue when research and development services are performed to the extent of actual costs incurred including a fixed fee and will be reimbursed by BARDA. Costs incurred represent work performed, which corresponds with, and thereby best depicts, the transfer of control of the research and development to BARDA. Types of contract costs include labor, material, and third-party services. As such, the related BARDA revenue is recognized as revenue from transfer of intellectual property and other within the Company’s Consolidated Statements of Operations. For the three months ended March 31, 2025 and 2024, we recorded $7.0 million and $2.2 million, respectively, in revenue under the BARDA Contract. As of March 31, 2025, the aggregate amount of transaction price allocated to remaining performance obligations, excluding unexercised contract options, was $78.0 million. We expect to recognize this amount as revenue through February 2028.

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

Certain of the rights subject to the license provided by us under the Merck Agreement were obtained by us from Sanofi, a French corporation ("Sanofi"), pursuant to that certain License Agreement entered into as of  July 1, 2021 (“Sanofi In-License Agreement”) between us and Sanofi, and a portion of the upfront payment and royalties received by us under the Merck Agreement  may be payable to Sanofi under the terms of the Sanofi In-License Agreement.

As part of their strategic collaboration, ModeX and Merck have put in place a research plan to manage research and other development activities related to the development of a Vaccine or Product including a joint steering committee to facilitate the research program. As part of the research plan, they will use a third-party contract development and manufacturing organization to carry out such activities unless otherwise agreed. Development costs incurred by ModeX in furtherance of these development activities will be reimbursed by Merck. To date, we have spent $26.1 million of development costs related to the Epstein -Barr Virus, for which Merck has provided, or will provide, reimbursement.

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

In  June 2023, the FDA approved NGENLA (Somatrogon (hGH-CTP)) a once-weekly injection to treat pediatric growth hormone deficiency in the United States. In early 2022, the European Commission and Ministry of Health, Labour and Welfare in Japan approved NGENLA (Somatrogon). We have also received pricing approvals in Germany and Japan. NGENLA (Somatrogon (hGH-CTP)) is approved for the treatment of pediatric GHD in more than 50 markets, including Canada, Australia, Japan, and EU Member States. With the achievement of these milestones, including regulatory approvals and pricing clearances, the Company has received a total of $175 million in milestone payments under the Restated Pfizer Agreement.

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

We recognized the non-refundable $295.0 million upfront payments as revenue as the research and development services were completed. As of March 31, 2025 and December 31, 2024, we had no contract liabilities related to the Pfizer Transaction.

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

Pharmaceutical — this segment consists of our operations in Chile, Mexico, Ireland, Israel, Spain, Brazil, and Uruguay, Rayaldee product sales, NGENLA royalty and profit-sharing sales, and our pharmaceutical research and development.

Diagnostics — this segment primarily consists of clinical laboratory operations through BioReference and our point-of-care operations.

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

The tables below present information about reported segments, unallocated corporate operations as well as geographic information for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
(In thousands)	2025	2024
Revenue from services:
Pharmaceutical	$—	$—
Diagnostics	102,844	126,890
Corporate	—	—
	$102,844	$126,890
Revenue from products:
Pharmaceutical	$34,842	$38,047
Diagnostics	—	—
Corporate	—	—
	$34,842	$38,047
Revenue from transfer of intellectual property and other:
Pharmaceutical	$12,266	$8,749
Diagnostics	—	—
Corporate	—	—
	$12,266	$8,749
Cost of revenue:
Pharmaceutical	$22,814	$21,743
Diagnostics	84,518	109,874
Corporate	—	—
	$107,332	$131,617
Gross margin:
Pharmaceutical	$24,294	$25,053
Diagnostics	18,326	17,016
Corporate	—	—
	$42,620	$42,069
Selling, general and administrative:
Pharmaceutical	$12,710	$15,040
Diagnostics	37,956	45,761
Corporate	8,420	9,366
	$59,086	$70,167
Research and development:
Pharmaceutical	$30,238	$21,247
Diagnostics	538	665
Corporate	65	25
	$30,841	$21,937
Amortization of intangible assets:
Pharmaceutical	$16,111	$16,443
Diagnostics	3,750	4,994
Corporate	—	—
	$19,861	$21,437
Segment operating loss:
Pharmaceutical	$(34,765)	$(27,677)
Diagnostics	(23,918)	(34,404)
Corporate	(8,485)	(9,391)
	$(67,168)	$(71,472)

	For the three months ended March 31,
Depreciation and amortization:	2025	2024
Pharmaceutical	$17,788	$17,952
Diagnostics	5,699	7,868
Corporate	—	—
	$23,487	$25,820
Revenues:
United States	$116,207	$136,043
Ireland	5,480	9,222
Chile	14,532	14,889
Spain	6,439	5,659
Israel	73	160
Mexico	6,229	7,083
Other	992	630
	$149,952	$173,686

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

	March 31,	December 31,
(In thousands)	2025	2024
Assets:
Pharmaceutical	$1,336,076	$1,359,270
Diagnostics	482,666	493,898
Corporate	309,585	347,044
	$2,128,327	$2,200,212
Goodwill:
Pharmaceutical	$313,230	$309,545
Diagnostics	163,442	219,707
	$476,672	$529,252

No customer represented more than 10% of our total consolidated revenue for the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, no customer represented more than 10% of our accounts receivable balance.

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

On January 2, 2023, ModeX entered into a 10-year office lease agreement that commenced in October 2023. ModeX was previously located in Natick, Massachusetts and relocated to Weston, Massachusetts, upon lease commencement. The new location is approximately 33,056 square feet of office space. ModeX has two options to extend the lease term for an additional five years per extension, which could commence upon the expiration of the term in October 2033. Straight-line monthly expense for the lease is $243.5 thousand.

The following table presents the lease balances within the Condensed Consolidated Balance Sheet as of March 31, 2025 and December 31, 2024:

(in thousands)	Classification on the Balance Sheet	March 31, 2025	December 31, 2024
Assets
Operating lease assets	Operating lease right-of-use assets	$47,819	$54,003
Finance lease assets	Property, plant and equipment, net	5,416	5,743

Liabilities
Current
Operating lease liabilities	Current maturities of operating leases	9,888	12,649
Accrued expenses	Current maturities of finance leases	1,617	1,679
Long-term
Operating lease liabilities	Operating lease liabilities	38,344	48,849
Other long-term liabilities	Finance lease liabilities	$3,799	$4,064

Weighted average remaining lease term
Operating leases (in years)		7.0	6.4
Finance leases (in years)		7.2	7.1
Weighted average discount rate
Operating leases		6.8%	6.6%
Finance leases		5.2%	5.3%

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on our Condensed Consolidated Balance Sheet as of March 31, 2025:

(in thousands)	Operating	Finance
April 1, 2025 through December 31, 2025	$7,938	$1,350
2026	9,414	1,364
2027	8,297	850
2028	7,886	247
2029	7,216	240
Thereafter	18,980	1,809
Total undiscounted future minimum lease payments	59,731	5,860
Less: Difference between lease payments and discounted lease liabilities	11,499	444
Total lease liabilities	$48,232	$5,416

Expense under operating leases and finance leases was $9.0 million and $0.3 million, respectively, for the three months ended March 31, 2025, which included $0.4 million of variable lease costs. Expense under operating leases and finance leases was $4.4 million and $0.6 million, respectively, for the three months ended March 31, 2024, which included $0.5 million of variable lease costs. Operating lease costs and finance lease costs are included within Operating loss in the Condensed Consolidated Statement of Operations. Short-term lease costs were not material.

Supplemental cash flow information is as follows:

	For the three months ended March 31,
(in thousands)	2025	2024
Operating cash out flows from operating leases	$3,461	$4,332
Operating cash out flows from finance leases	52	134
Financing cash out flows from finance leases	228	640
Total	$3,741	$5,106

NOTE 17 SUBSEQUENT EVENTS

On April 4, 2025, the Company announced that its Board of Directors authorized an increase of $100.0 million to the Company’s existing Common Stock repurchase program, bringing the aggregate capacity of the program to $200.0 million. Approximately $40.2 million of Common Stock has been repurchased under the existing program since its authorization in July 2024. Under this program, the Company may repurchase shares from time to time through various methods, including open market purchases, block trades, privately negotiated transactions, accelerated share repurchases, as well as pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1(c) under the Exchange Act, and otherwise in compliance with applicable laws. The timing and amount of any repurchases will be subject to general market conditions, the Company's capital management, investment opportunities, and other factors. The repurchase program does not obligate the Company to repurchase any specific number of shares, has no time limit, and may be modified, suspended, or discontinued at any time at the Company's discretion.

On April 1, 2025, the Company consummated exchange transactions related to the 2029 Convertible 144A Notes. Agreements were entered into with certain institutional holders of such notes on March 27 and March 28, 2025, and the exchanges closed on April 1, 2025. In total, the Company exchanged $159,221,000 aggregate principal amount of the 2029 Convertible 144A Notes for 121,437,998 shares of Common Stock and cash payments totaling approximately $63.5 million, inclusive of accrued and unpaid interest. The exchanged 2029 Convertible 144A Notes were subsequently retired.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

You should read this discussion together with the unaudited Condensed Consolidated Financial Statements, related notes, and other financial information included elsewhere in this Quarterly Report on Form 10-Q together with our audited consolidated financial statements, related notes, and other information contained in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”). The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in Part I, Item 1A of the Form 10-K and as described from time to time in our other filings with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

We are a diversified healthcare company that seeks to establish industry leading positions in large and rapidly growing medical markets. Our pharmaceutical business features Somatrogon (hGH-CTP), a once-weekly human growth hormone injection. We have partnered with Pfizer Inc. (“Pfizer”) for the development and commercialization of Somatrogon (hGH-CTP). Regulatory approvals for Somatrogon (hGH-CTP) for the treatment of growth hormone deficiency in children and adolescents have been secured in more than 50 markets, including the United States, European Union ("EU") Member States, Japan, Canada, and Australia, where it is marketed under the brand name NGENLA®. We also manufacture and sell Rayaldee, an FDA approved treatment for secondary hyperparathyroidism ("SHPT") in adults with stage 3 or 4 chronic kidney disease ("CKD") and vitamin D insufficiency, through our pharmaceutical division. We have also expanded our pharmaceutical pipeline with early-stage immune therapies targeting cancer and infectious diseases through our 2022 acquisition of ModeX Therapeutics, Inc. ("ModeX").

Our diagnostics business, BioReference Health, LLC (“BioReference”), is a highly specialized laboratory in the United States, with a sales and marketing team focused on growth and new product integration, including the 4Kscore® prostate cancer test. BioReference® offers a broad spectrum of diagnostic testing services for oncology, urology (4Kscore), and corrections nationwide, setting new standards with our industry-leading turnaround times. BioReference also provides comprehensive clinical and women’s health testing in New York and New Jersey. Our test offerings are backed by a team of board-certified medical professionals and driven by the latest healthcare guidelines and standards- marketed directly to physicians, geneticists, hospitals, clinics, correctional facilities, and other healthcare providers. As described below, we entered into agreements with Laboratory Corporation of America Holdings (“Labcorp”) in 2024 and 2025 for the sale of certain BioReference assets, including its oncology testing services.

The Company maintains established, revenue-generating pharmaceutical platforms in Spain, Ireland, Chile, and Mexico, contributing to positive cash flow and facilitating market entry for our development pipeline. In addition to these platforms, we operate a global pharmaceutical development and commercial supply company, and a global supply chain operation.

RECENT DEVELOPMENTS

Tariffs and Trading Relationships.

In April 2025, the U.S. government announced a baseline tariff of 10% on products imported from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits, including China. Increased tariffs by the United States have led and may continue to lead to the imposition of retaliatory tariffs by foreign jurisdictions. Additionally, the U.S. government has announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. Current uncertainties about tariffs and their effects on trading relationships may affect costs for and availability of raw materials or contribute to inflation in the markets in which we operate. Although we are continuing to monitor the economic effects of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs remain uncertain.

Stock Repurchase Program

On April 4, 2025, the Company announced that its Board of Directors had authorized an increase of $100.0 million to the Company's existing Common Stock repurchase program, originally established on July 18, 2024, bringing the aggregate capacity of the program to $200.0 million. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024, the Company had repurchased 25,825,785 shares at an average price per share of $1.56, for a total cost of approximately $40.2 million under this program through that date. No shares were repurchased during the three months ended March 31, 2025.

Convertible Note Exchange

On April 1, 2025, the Company completed privately negotiated exchange transactions pursuant to agreements entered into in late March 2025. Pursuant to these agreements, the Company exchanged an aggregate of $159.2 million principal amount of its 2029 Convertible 144A Notes for an aggregate of 121,437,998 shares of its Common Stock and approximately $63.5 million in cash, inclusive of accrued and unpaid interest. Upon closing, the exchanged 2029 Convertible 144A Notes were retired and are no longer outstanding.

Collaboration Agreement with Entera Bio Ltd.

On March 16, 2025, the Company and Entera Bio Ltd. ("Entera") entered into a collaboration and license agreement to develop an oral dual agonist GLP-1/glucagon peptide as a potential treatment for obesity, metabolic, and fibrotic disorders, combining OPKO’s proprietary long-acting oxyntomodulin analog (OPK-88006) and Entera’s proprietary N-Tab™ technology.

Under the terms of the agreement, the Company and Entera hold 60% and 40% pro-rata ownership interests in the development program, respectively, and are responsible for 60% and 40% of the program's development costs, respectively. In connection with the agreement, the Company purchased 3,685,226 ordinary shares of Entera at a price of $2.17 per share, for an aggregate purchase price of approximately $8.0 million.

Entera has agreed to utilize the proceeds from this share purchase to fund its 40% share of the program's development costs through the completion of Phase 1. Following Phase 1, Entera has the option to continue funding its 40% share to maintain its pro-rata ownership. Should Entera elect not to continue funding, its ownership interest will be reduced to 15%, with the Company holding the remaining 85% interest and becoming responsible for all ongoing development funding and activities.

Agreement to Sell BioReference Oncology Assets

On March 10, 2025, the Company and BioReference entered into an agreement with Labcorp (the “Labcorp Oncology Purchase Agreement”) for Labcorp to acquire BioReference's oncology and related clinical testing services assets (the “Oncology Transaction”). The Oncology Transaction is expected to close in the second half of 2025, with Labcorp paying up to $225 million in consideration, including $192.5 million in cash at closing and up to $32.5 million in cash in performance-based contingent consideration, as described in the Labcorp Oncology Purchase Agreement.

RESULTS OF OPERATIONS

Foreign Currency Exchange Rates

Approximately 22.3% of our revenue for the three months ended March 31, 2025, was denominated in currencies other than the U.S. Dollar (USD). This compares to 21.5% for the same period in 2024. Our financial statements are reported in USD; therefore, fluctuations in exchange rates affect the translation of foreign-denominated revenue and expenses. During the three months ended March 31, 2025 and the year ended December 31, 2024, our most significant currency exchange rate exposures were to the Chilean Peso and Euro. Gross accumulated currency translation adjustments, recorded as a separate component of shareholders’ equity, totaled $41.6 million and $52.7 million at March 31, 2025 and December 31, 2024, respectively.

We are subject to foreign currency transaction risk due to fluctuations in exchange rates between the time a transaction is initiated and settled. To mitigate this risk, we use foreign currency forward contracts. These contracts fix an exchange rate, allowing us to offset potential losses (or gains) caused by exchange rate changes at the settlement date. As of March 31, 2025 and December 31, 2024, we held 60 and zero open foreign exchange forward contracts, respectively, related to inventory purchases on letters of credit.

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

Our consolidated (loss) income from operations for the three months ended March 31, 2025 and 2024 was as follows:

	For the three months ended March 31,
(In thousands)	2025	2024	Change	% Change
Revenues:
Revenue from services	$102,844	$126,890	$(24,046)	(19)%
Revenue from products	34,842	38,047	(3,205)	(8)%
Revenue from transfer of intellectual property and other	12,266	8,749	3,517	40%
Total revenues	149,952	173,686	(23,734)	(14)%
Costs and expenses:
Cost of revenue	107,332	131,617	(24,285)	(18)%
Selling, general and administrative	59,086	70,167	(11,081)	(16)%
Research and development	30,841	21,937	8,904	41%
Amortization of intangible assets	19,861	21,437	(1,576)	(7)%
Total costs and expenses	217,120	245,158	(28,038)	(11)%
Loss from operations	$(67,168)	$(71,472)	$4,304	6%

Diagnostics

	For the three months ended March 31,
(In thousands)	2025	2024	Change	% Change
Revenues
Revenue from services	$102,844	$126,890	$(24,046)	(19)%
Total revenues	102,844	126,890	(24,046)	(19)%
Costs and expenses:
Cost of revenue	84,518	109,874	(25,356)	(23)%
Selling, general and administrative	37,956	45,761	(7,805)	(17)%
Research and development	538	665	(127)	(19)%
Amortization of intangible assets	3,750	4,994	(1,244)	(25)%
Total costs and expenses	126,762	161,294	(34,532)	(21)%
Loss from operations	$(23,918)	$(34,404)	$10,486	30%

Revenue. Revenue from services for the three months ended March 31, 2025 decreased by approximately $24.1 million, a decrease of 19.0% compared to the same period in 2024. The decrease resulted from revenue reductions totaling $35.4 million (composed of $26.9 million due to the absence of revenue following the sale of certain of BioReference's lab operations to Labcorp in September 2024 (the "BioReference Transaction") and $8.5 million from lower clinical test volume in continuing operations). These decreases were partially offset by a $11.4 million increase attributed to higher clinical test reimbursement rates.

Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue for the period during which the related services are rendered. For the three months ended March 31, 2025, we recorded $1.5 million of negative revenue adjustments due to changes in estimated implicit price concessions for services provided in prior periods, primarily due to shifts in the composition of our client mix. For the three months ended March 31, 2024, we recorded $0.5 million of positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods mainly due to the composition of client pay mix.

The composition of revenue from services by payor for the three months ended March 31, 2025 and 2024 was as follows:

	Three months ended March 31,
(In thousands)	2025	2024
Healthcare insurers	$57,652	$74,608
Government payers	17,155	21,959
Client payers	25,280	25,687
Patients	2,757	4,636
Total	$102,844	$126,890

Cost of revenue. Cost of revenue for the three months ended March 31, 2025 decreased $25.4 million, a decrease of 23.1% compared to the three months ended March 31, 2024. The decrease related to the previously mentioned divestiture of certain lab operations from the BioReference Transaction. These divested operations had incurred $24.5 million in cost of revenue for the three months ended March 31, 2024, costs which did not recur for the comparable 2025 period. The remaining decrease primarily reflects lower employee headcount, resulting from both the divestiture and ongoing cost-reduction initiatives at BioReference, as well as changes in the testing mix for the ongoing operations.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2025 and 2024 were $38.0 million and $45.8 million, respectively, representing a decrease of 17.1% from the prior period. The decrease was primarily driven by the absence of $10.0 million in costs associated with divested operations (which had been incurred for the three months ended March 31, 2024), and lower employee-related expenses resulting from continued cost-reduction initiatives. These favorable impacts, which reduced ongoing expenses, were partially offset by $4.7 million in one-time costs recorded for the three months ended March 31, 2025 related to adjustments to the useful life of certain operating leases.

Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Three months ended March 31,
(In thousands)	2025	2024
Research and development employee-related expenses	$320	$336
Other internal research and development expenses	218	329
Total research and development expenses	$538	$665

The decrease in research and development expenses for the three months ended March 31, 2025 as compared to 2024 was primarily due to a decrease in employee-related expenses as a result of the continued cost-reduction initiatives implemented at BioReference.

Amortization of intangible assets. Amortization of intangible assets was $3.8 million and $5.0 million, respectively, for the three months ended March 31, 2025 and 2024. This decrease is primarily due to the removal of amortizable intangible assets associated with the lab operations divested in September 2024.

Pharmaceuticals

	For the three months ended March 31,
(In thousands)	2025	2024	Change	% Change
Revenues:
Revenue from products	$34,842	$38,047	$(3,205)	(8)%
Revenue from transfer of intellectual property and other	12,266	8,749	3,517	40%
Total revenues	47,108	46,796	312	1%
Costs and expenses:
Cost of revenue	22,814	21,743	1,071	5%
Selling, general and administrative	12,710	15,040	(2,330)	(15)%
Research and development	30,238	21,247	8,991	42%
Amortization of intangible assets	16,111	16,443	(332)	(2)%
Total costs and expenses	81,873	74,473	7,400	10%
Loss from operations	$(34,765)	$(27,677)	$(7,088)	(26)%

Revenue from products. Revenue from products for the three months ended March 31, 2025 decreased $3.2 million or 8.4%, compared to the three months ended March 31, 2024. The decrease was primarily driven by unfavorable foreign exchange fluctuations impacting our international operations by approximately $1.9 million, a $0.6 million reduction in Rayaldee sales, and unfavorable impacts from the timing of customer orders and product mix. While we experienced higher sales volumes for certain other products compared to 2024, the positive impact of this volume increase was more than offset by these combined negative factors, leading to the overall decrease.

Revenue from transfer of intellectual property and other. For the three months ended March 31, 2025, revenue from the transfer of intellectual property and other was $12.3 million compared to $8.7 million for the prior year period, an increase of $3.5 million. This increase was primarily attributable to $7.0 million recognized under the BARDA Contract (as defined and described in Note 14 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q) compared to $2.2 million in the 2024 period. This positive contribution was partially offset by a decrease in gross profit share and royalty payments for NGENLA (Somatrogon) and Pfizer's Genotropin® (Somatropin), which totaled $4.5 million compared with $5.6 million for the same period in 2024.

Cost of revenue. Cost of revenue for the three months ended March 31, 2025 increased $1.1 million, an increase of 4.9%, compared to the three months ended March 31, 2024. Cost of revenue increased primarily due to an unfavorable shift in product mix. This increase was partially offset by favorable foreign currency exchange rates, which reduced costs by $0.6 million compared to the prior year period.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) for the three months ended March 31, 2025 and 2024 were $12.7 million and $15.0 million, respectively, a decrease of 15.5% from the prior year period. The decrease was primarily driven by lower employee-related expenses, mainly associated with Rayaldee commercial operations and also from our international operations. Additionally, SG&A benefited from a $0.4 million favorable impact from foreign currency exchange fluctuations and a $0.1 million decrease in equity-based compensation expense compared to the prior year period.

Research and development expenses. Research and development expenses for the three months ended March 31, 2025 and 2024 were $30.2 million and $21.3 million, respectively, an increase of 42.3% from the prior year period. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Three months ended March 31,
(In thousands)	2025	2024
External expenses:
Manufacturing expense for biological products	$12,902	$4,928
Phase 3 studies	33	506
Post-marketing studies	32	143
Earlier-stage programs	6,640	9,527
Research and development employee-related expenses	9,620	8,713
Other internal research and development expenses	2,085	2,011
Third-party grants and funding from collaboration agreements	(1,074)	(4,581)
Total research and development expenses	$30,238	$21,247

Research and development expenses for the three months ended March 31, 2025 increased primarily due to higher expenses at ModeX. This increase was driven by a combination of factors, including growth in our BARDA collaboration, advancements and expansion in our early-stage programs, and higher employee-related expenses.

Amortization of intangible assets. Amortization of intangible assets was $16.1 million and $16.4 million, respectively, for the three months ended March 31, 2025 and 2024. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years.

Corporate

	For the three months ended March 31,
(In thousands)	2025	2024	Change	% Change
Costs and expenses:
Selling, general and administrative	$8,420	$9,366	$(946)	(10)%
Research and development	65	25	40	160%
Total costs and expenses	8,485	9,391	(906)	(10)%
Loss from operations	$(8,485)	$(9,391)	$906	10%

Operating loss for our unallocated corporate operations for the three months ended March 31, 2025 and 2024 was $8.5 million and $9.4 million, respectively, and principally reflects general and administrative expenses incurred in connection with our corporate operations. The decrease in operating loss for our unallocated corporate operations was primarily due to a decrease in professional fees expenses.

Other

Interest income. Interest income for the three months ended March 31, 2025 and 2024 was $4.7 million and $0.8 million, respectively. The increase in interest income is driven by interest earned on our larger cash investment.

Interest expense. Interest expense increased to $15.5 million for the three months ended March 31, 2025, compared to $7.7 million in the same period of 2024. The increase in interest expense primarily reflects the addition of interest expense and related amortization for the 2044 Notes, which were not outstanding during the prior year period.

Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the three months ended March 31, 2025 and 2024, was $0.3 million and $26.2 million of expense, respectively. Derivative expense was principally related to the change in fair value on the 2029 Convertible Notes (see Note 7 for further information) and on foreign currency forward exchange contracts at OPKO Chile.

Other income, net. Other income, net decreased by $16.5 million to $4.9 million for the three months ended March 31, 2025, compared to $21.3 million in the prior year period. This decrease related primarily to our GeneDx (as defined in Note 6 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q) investment; we recognized $22.7 million of income from this investment in the first quarter of 2024 reflecting an increase in the fair value of our investment (primarily unrealized gains), compared to a $3.9 million realized gain upon selling our remaining shares in the first quarter of 2025. Partially offsetting this decrease was a $2.8 million favorable swing in foreign currency exchange effects, moving from a $2.7 million expense in the first quarter of 2024 to $0.1 million income in the first quarter of 2025.

Income tax benefit. Our income tax benefit for the three months ended March 31, 2025 and 2024 was $5.8 million and $1.4 million, respectively. For the three months ended March 31, 2025 and 2024, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and operating results in tax jurisdictions which do not result in a tax benefit.

Loss from investments in investees. We have invested in certain early-stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as an equity holder. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses Loss from investments in investees was $8.7 thousand and $2.7 thousand for the three months ended March 31, 2025 and 2024, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2025, we had cash, cash equivalents and restricted cash of approximately $449.7 million. Cash used in operations of $34.6 million for the three months ended March 31, 2025 principally reflects general and administrative expenses related to our corporate operations, research and development activities and sales and marketing activities related to our pharmaceutical and diagnostic business.  Cash from investing activities was $40.5 million for the three months ended March 31, 2025 primarily reflected proceeds from the sale of equity securities, offset by an $8.0 million investment in Entera and capital expenditures. Cash provided by financing activities for the three months ended March 31, 2025 of $4.0 million primarily reflected net borrowings on our lines of credit. We have historically not generated sustained positive cash flow sufficient to offset our operating and other expenses, and our primary sources of cash have been from the public and private placement of equity and debt, as well as credit facilities available to us.

On April 4, 2024, the Company announced that its Board of Directors has authorized an increase of $100.0 million to the Company’s existing Common Stock repurchase program, bringing the aggregate capacity of the program to $200.0 million. Approximately $40.2 million of OPKO’s Common Stock has been repurchased under the existing program since its authorization in July 2024. Under this program, the Company may repurchase shares from time to time through various methods, including open market purchases, block trades, privately negotiated transactions, accelerated share repurchases, as well as pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Exchange Act, and otherwise in compliance with applicable laws. The timing and amount of any repurchases will be subject to general market conditions, the Company's capital management, investment opportunities, and other factors. The repurchase program does not obligate the Company to repurchase any specific number of shares, has no time limit, and may be modified, suspended, or discontinued at any time at the Company's discretion.

On April 1, 2025, the Company consummated exchange transactions related to its 2029 Convertible 144A Notes. Agreements were entered into with certain institutional holders on March 27 and March 28, 2025, and the exchange transactions closed on April 1, 2025. In total, the Company exchanged $159,221,000 aggregate principal amount of the 2029 Convertible 144A Notes for 121,437,998 shares of Common Stock and cash payments totaling approximately $63.5 million, inclusive of accrued and unpaid interest. The exchanged 2029 Convertible 144A Notes were subsequently retired.

On March 10, 2025, the Company and BioReference entered into an agreement with Labcorp to acquire BioReference's oncology and related clinical testing services assets. The transaction is expected to close in the second half of 2025, with Labcorp paying up to $225 million in cash consideration, including $192.5 million in cash at closing and up to $32.5 million in cash in performance-based contingent consideration.

During the first quarter of 2025, the Company sold its entire holding of 620 thousand shares of GeneDx common stock at various prices per share for approximately $51.7 million in aggregate proceeds. As a result of these sales, the Company no longer holds any shares in GeneDx.

On January 7th, 2025, ModeX announced the dosing of the first participant in a Phase 1 study of an EBV vaccine candidate being developed in collaboration with Merck. This achievement triggered a $12.5 million cash milestone payment from Merck to ModeX under the Merck Agreement. Related revenue of $12.5 million was recognized in the fourth quarter of 2024 upon satisfaction of the underlying performance obligation. Pursuant to the Merck Agreement, Merck obtained a license to certain patent rights and know-how in connection with the development of ModeX’s preclinical nanoparticle vaccine candidate targeting the Epstein-Barr Virus. 1 Under the terms of the Merck Agreement, ModeX is eligible to receive up to an additional $860.0 million upon the achievement of certain commercial and development milestones.

ModeX and Merck have established a strategic collaboration with a detailed research plan to guide the development of such a vaccine or related product. This plan includes the creation of a joint steering committee, and the potential use of third-party contract development and manufacturing organization carry out such activities unless otherwise agreed. Merck will reimburse ModeX for development costs incurred as part of this research plan. To date, we have incurred $26.1 million of development costs related to the Epstein-Barr Virus, which Merck has reimbursed in full.

In September 2024, ModeX entered into the BARDA Amendment which increased funding by $26.9 million, for the ongoing development, manufacturing, and execution of a Phase 1 clinical trial for a next-generation MSTAR multispecific antibody with broad neutralizing activity against known variants of SARS-CoV-2. The BARDA Amendment also included BARDA's exercise of an option for the development of a multispecific protein antibody for influenza or another pathogen, with the additional funding allocated to cover the expanded work. These modifications increased the total value of the BARDA Contract to $110.0 million, with a potential value, of $205.0 million if BARDA exercises all options thereunder thereunder to expand MOdeX's services. The BARDA Contract covers a five-year period through February 2028. We expect this funding will support the development of a second novel multispecific antibody to SARS-CoV-2, from preclinical through Phase 1 trials, as well as preclinical work on gene-based expression of multispecific antibodies to SARS-CoV-2, including mRNA and/or DNA vectors. In addition, ModeX will begin development of influenza multispecifics with gene and/or protein delivery modalities. As of March 31, 2025, the aggregate amount remaining to be funded by BARDA, which is subject to performance obligations and excluding unexercised contract options, was $78.0 million.

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

As of March 31, 2025, the total commitments under our lines of credit with financial institutions in Chile and Spain were $30.9 million, of which $10.7 million was drawn as of March 31, 2025. On March 31, 2025, the weighted average interest rate on these lines of credit was approximately 5.5%. These lines of credit are short-term and are used primarily as a source of working capital. The highest aggregate principal balance at any time outstanding during the three months ended March 31, 2025 was $14.3 million. We intend to continue to draw under these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.

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

We believe that the cash, cash equivalents and restricted cash on hand on March 31, 2025 are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements, and the timing of those requirements, will depend on a number of factors, including the approval and success of our products and products in development, particularly our long acting Somatrogon (hGH-CTP) for which we have received approval in over 50 markets, including the United States, Europe, Japan, Australia and Canada, the commercial success of Rayaldee, BioReference’s financial performance, possible acquisitions and dispositions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and results of government investigations, payor claims, existing legal proceedings (including the ITA litigation) and those that may arise in the future. We have historically not generated sustained positive cash flow and if we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions or reduce our marketing or sales efforts or cease operations.

The following table provides information as of March 31, 2025, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations	Remaining nine months ending
(In thousands)	December 31, 2025	2026	2027	2028	2029	Thereafter	Total
Open purchase orders	$40,528	$4,959	$415	$—	$—	$—	$45,902
Operating leases	7,651	8,502	7,055	6,318	5,554	13,152	48,232
Finance leases	1,236	1,288	795	197	195	1,705	5,416
2029 and 2033 Convertible Notes	—	—	—	—	178,417	51	178,468
2044 notes	—	—	—	—	—	245,794	245,794
Mortgages and other debts payable	1,129	1,043	794	811	480	—	4,257
Lines of credit	12,145	—	—	—	—	—	12,145
Interest commitments	8,095	10,720	10,703	10,716	442	—	40,676
Total	$70,784	$26,512	$19,762	$18,042	$185,088	$260,702	$580,890

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

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting standards yet to be adopted.

In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses is effective prospectively to financial statements issued for reporting period after the effective date or retrospectively to any or all prior periods presented in the financial statements, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

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

Recently adopted accounting standards.

In November 2024, the FASB issued ASU 2024-04, Debt (Subtopic 470-20): Debt with Conversion and Other Options. (“ASU 2024-04”) clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. ASU 2024-04 is effective for reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted for entities that have adopted ASU 2020-06. We adopted ASU 2024-04 prospectively effective January 1, 2025. The adoption of ASU 2024-04 did not have a material impact on our Condensed Consolidated Financial Statements.

In November 2023, the FASB issued ASU No 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its CODM uses to assess segment performance and to make decisions about resource allocations. The Company adopted ASU 2023-07 in the fourth quarter of fiscal year 2024. This guidance was applied prospectively. The adoption of ASU 2023-07 did not have a material impact on our Condensed Consolidated Financial Statements.

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

Approximately 22.3% of our revenue for the three months ended March 31, 2025, was denominated in currencies other than the U.S. Dollar (USD). This compares to 21.5% for the same period in 2024. Our financial statements are reported in USD; therefore, fluctuations in exchange rates affect the translation of foreign-denominated revenue and expenses. During the three months ended March 31, 2025 and the year ended December 31, 2024, our most significant currency exchange rate exposures were to the Chilean Peso and Euro. Gross accumulated currency translation adjustments, recorded as a separate component of shareholders’ equity, totaled $41.6 million and $52.7 million at March 31, 2025 and December 31, 2024, respectively. For information on such open foreign exchange forward contracts for the three months ended March 31, 2025 and 2024 see “Management’s Discussion and Analysis—Results of Operations— Foreign Currency Exchange Rates.” We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price, or equity price risk.

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

At March 31, 2025, we had cash, cash equivalents and restricted cash of $449.7 million. The weighted average interest rate related to our cash, cash equivalents and restricted cash for the three months ended March 31, 2025 was approximately 6.2%. As of March 31, 2025, the principal outstanding balance under our Chilean and Spanish lines of credit was $10.7 million in the aggregate at a weighted average interest rate of approximately 5.5%.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes to the Company’s Internal Control Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period covered by this Quarterly Report on Form 10-Q, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 1A. Risk Factors

Unstable economic and market conditions may have adverse consequences on our business and financial condition.

Our business performance may be impacted by a number of factors, including general economic conditions, the geopolitical environment, current or expected inflation, interest rate fluctuations, market volatility and the threat or imposition of broad-based tariffs. Significant developments or changes in national laws or policies to protect or promote domestic interests and/or address foreign competition, including laws and policies in areas such as trade, manufacturing, government purchasing, healthcare, intellectual property, regulatory enforcement and investment/development, can adversely affect our business and financial statements. The current U.S. administration has initiated or is considering imposing tariffs on certain goods. Consequently, certain foreign governments including China, have imposed or are considering imposing reciprocal tariffs on certain U.S. goods. While pharmaceutical products have largely been exempt from the most recent tariffs, such exemptions are likely to be terminated according to statements from the administration. We continue to evaluate the impacts of tariffs on our business and results of operations, but a trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, could raise our cost of goods, and could therefore adversely impact our business and financial condition.

Changes in personnel and funding for government agencies, including the FDA, could negatively impact our business and financial condition.

We rely on the FDA to provide feedback on clinical trials and development programs, review regulatory submissions and ultimately review and approve new products. Significant reductions to the FDA’s workforce and budget could constrain the FDA’s ability to timely and effectively provide feedback on our products. If disruptions at the FDA and other agencies delays the time necessary for our product candidates to be reviewed or approved, this delay could prevent our product candidates from being developed or commercialized in a timely manner or otherwise, if at all, which could adversely affect our business and financial condition.

There is also substantial uncertainty as to whether or how the requirements and policies of government agencies including the FDA might be modified. Any significant changes to process or procedures of the FDA could present new challenges to the clinical development and approval process which can in turn affect our ability to timely bring products to market.

Similarly, a portion of our business relies on funding from BARDA. There is significant uncertainty at this time as to whether such funding will remain available to us through clinical trials and for the development life of our product candidates. If the funding is reduced for studies related to the products or indications on which we are focused or on which researchers were or may have been considering applying for federal grants, our research and development initiatives could be delayed or otherwise affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended March 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit 2.1+	Asset Purchase Agreement, dated as of March 10, 2025, by and among BioReference Health, LLC, OPKO Health, Inc. and Laboratory Corporation of America Holdings, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2024 and incorporated herein by reference.
Exhibit 10.1*	Form of Exchange Agreement.
Exhibit 31.1*

Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2025.

Exhibit 31.2*

Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2025.

Exhibit 32.1**

Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2025.

Exhibit 32.2**

Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2025.

Exhibit 101.INS	Inline XBRL Instance Document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Pursuant to Item 601(a)(5) of Regulation S-K, schedules and similar attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise disclosed in such exhibit. The Company will supplementally provide a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission or its staff upon request.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2025	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President and Chief Financial
Officer