Form 10-Q
period 2025-06-30
OPKO HEALTH, INC.
filed 2025-07-31
CIK 944809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025.

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

As of July 21, 2025, the registrant had 793,782,780 shares of Common Stock outstanding.

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
•
that the products in the ModeX Therapeutics, Inc. R&D pipeline will ultimately be commercialized;
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

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash, cash equivalents and current restricted cash	$271,718	$431,936
Accounts receivable, net	99,376	118,017
Inventory, net	66,345	56,797
Other current assets and prepaid expenses	58,883	55,339
Assets held for sale	87,011	—
Total current assets	583,333	662,089
Property, plant and equipment, net	74,937	70,134
Intangible assets, net	555,988	616,613
In-process research and development	195,000	195,000
Goodwill	484,185	529,252
Investments	13,045	54,584
Operating lease right-of-use assets	46,627	54,003
Other assets	19,874	18,537
Total assets	$1,972,989	$2,200,212
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$56,683	$47,071
Accrued expenses	90,555	118,357
Current maturities of operating leases	9,919	12,649
Current portion of convertible notes	—	170
Current portion of lines of credit and notes payable	14,024	14,849
Total current liabilities	171,181	193,096
Operating lease liabilities	37,291	48,849
Long term portion of convertible notes	80,466	173,606
Senior secured notes	246,012	245,576
Deferred tax liabilities	113,328	140,799
Other long-term liabilities	27,807	32,838
Total long-term liabilities	504,904	641,668
Total liabilities	676,085	834,764
Equity:
Common Stock - $0.01 par value, 1,250,000,000 shares authorized; 809,582,957 and 701,350,447 shares issued at June 30, 2025 and December 31, 2024, respectively	8,097	7,015
Treasury Stock - 29,799,907, and 29,799,907 shares at June 30, 2025 and December 31, 2024, respectively	(1,791)	(1,791)
Additional paid-in capital	3,596,392	3,481,364
Accumulated other comprehensive loss	(24,730)	(56,130)
Accumulated deficit	(2,281,064)	(2,065,010)
Total shareholders’ equity	1,296,904	1,365,448
Total liabilities and equity	$1,972,989	$2,200,212

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenues:
Revenue from services	$101,101	$129,395	$203,945	$256,286
Revenue from products	40,743	40,485	75,585	78,532
Revenue from transfer of intellectual property and other	14,963	12,306	27,229	21,054
Total revenues	156,807	182,186	306,759	355,872
Costs and expenses:
Cost of service revenue	82,383	107,078	166,901	216,952
Cost of product revenue	25,022	23,455	47,836	45,199
Selling, general and administrative	59,597	68,821	118,683	138,988
Research and development	30,342	24,082	61,183	46,020
Amortization of intangible assets	19,444	20,420	39,304	41,856
Total costs and expenses	216,788	243,856	433,907	489,015
Operating loss	(59,981)	(61,670)	(127,148)	(133,143)
Other income and (expense), net:
Interest income	3,287	391	7,968	1,204
Interest expense	(70,327)	(8,180)	(85,794)	(15,865)
Fair value changes of derivative instruments, net	16	1	(257)	(26,160)
Other (expense) income, net	(35,515)	58,874	(30,663)	80,197
Other (expense) income, net	(102,539)	51,086	(108,746)	39,376
Loss before income taxes and investment losses	(162,520)	(10,584)	(235,894)	(93,767)
Income tax benefit	14,079	280	19,849	1,629
Net loss before investment losses	(148,441)	(10,304)	(216,045)	(92,138)
Loss from investments in investees	—	(1)	(9)	(3)
Net loss	$(148,441)	$(10,305)	$(216,054)	$(92,141)
loss per share:
Loss per share, basic and diluted	$(0.19)	$(0.01)	$(0.31)	$(0.13)
Weighted average common shares outstanding, basic and diluted	788,006,992	697,211,592	700,684,863	702,036,148

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Net loss	$(148,441)	$(10,305)	$(216,054)	$(92,141)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	20,276	(1,457)	31,400	(8,622)
Comprehensive loss	$(128,165)	$(11,762)	$(184,654)	$(100,763)

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands, except share data)

For the three and six months ended June 30, 2025

						Accumulated
					Additional	Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at March 31, 2025	701,406,697	$7,015	(29,799,907)	$(1,791)	$3,484,068	$(45,006)	$(2,132,623)	$1,311,663
Equity-based compensation expense	—	—	—	—	2,212	—	—	2,212
Exercise of common stock options and vested restricted stock units	384,606	4	—	—	(215)	—	—	(211)
Repurchase of 2029 Convertible Notes	121,437,998	1,214	—	—	128,446	—	—	129,660
Share repurchase	(13,646,344)	(136)	—	—	(18,119)	—	—	(18,255)
Net loss	—	—	—	—	—	—	(148,441)	(148,441)
Other comprehensive income	—	—	—	—	—	20,276	—	20,276
Balance at June 30, 2025	809,582,957	$8,097	(29,799,907)	$(1,791)	$3,596,392	$(24,730)	$(2,281,064)	$1,296,904

						Accumulated
					Additional	Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at December 31, 2024	701,350,447	$7,015	(29,799,907)	$(1,791)	$3,481,364	$(56,130)	$(2,065,010)	$1,365,448
Equity-based compensation expense	—	—	—	—	4,828	—	—	4,828
Exercise of common stock options and vested restricted stock units	440,856	4	—	—	(127)	—	—	(123)
Repurchase of 2029 Convertible Notes	121,437,998	1,214	—	—	128,446	—	—	129,660
Share repurchase	(13,646,344)	(136)	—	—	(18,119)	—	—	(18,255)
Net loss	—	—	—	—	—	—	(216,054)	(216,054)
Other comprehensive income	—	—	—	—	—	31,400	—	31,400
Balance at June 30, 2025	809,582,957	$8,097	(29,799,907)	$(1,791)	$3,596,392	$(24,730)	$(2,281,064)	$1,296,904

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands, except share data)

For the three and six months ended June 30, 2024

						Accumulated
					Additional	Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at March 31, 2024	726,791,854	$7,269	(29,772,753)	$(1,791)	$3,386,147	$(45,195)	$(2,093,622)	$1,252,808
Equity-based compensation expense	—	—	—	—	2,609	—	—	2,609
Exercise of common stock options and vested restricted stock units	384,378	4	—	—	(212)	—	—	(208)
2025 Convertible Notes	—	—	(27,154)	—	—	—	—	—
2029 Convertible Notes	—	—	—	—	151,870	—	—	151,870
Net loss	—	—	—	—	—	—	(10,305)	(10,305)
Other comprehensive loss	—	—	—	—	—	(1,457)	—	(1,457)
Balance at June 30, 2024	727,176,232	$7,273	(29,799,907)	$(1,791)	$3,540,414	$(46,652)	$(2,103,927)	$1,395,317

						Accumulated
					Additional	Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at December 31, 2023	781,936,885	$7,820	(8,655,082)	$(1,791)	$3,433,006	$(38,030)	$(2,011,786)	$1,389,219
Equity-based compensation expense	—	—	—	—	5,199	—	—	5,199
Exercise of common stock options and vested restricted stock units	384,378	4	—	—	(212)	—	—	(208)
2025 Notes	—	—	(21,144,825)	—	—	—	—	—
2029 Convertible Notes	—	—	—	—	151,870	—	—	151,870
Shares repurchase	(55,145,031)	(551)	—	—	(49,449)	—	—	(50,000)
Net loss	—	—	—	—	—	—	(92,141)	(92,141)
Other comprehensive loss	—	—	—	—	—	(8,622)	—	(8,622)
Balance at June 30, 2024	727,176,232	$7,273	(29,799,907)	$(1,791)	$3,540,414	$(46,652)	$(2,103,927)	$1,395,317

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(216,054)	$(92,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,514	49,974
Non-cash interest	61,557	8,138
Amortization of deferred financing costs	4,959	946
Losses from investments in investees	9	3
Equity-based compensation – employees and non-employees	4,828	5,199
Realized gain on disposal of fixed assets and sales of equity securities	(3,858)	(69)
Change in fair value of equity securities and derivative instruments	1,734	(59,248)
Inducement expense and loss on debt conversion	32,647	757
Deferred income tax benefit	(23,137)	(4,477)
Changes in assets and liabilities:
Accounts receivable, net	19,115	15,353
Inventory, net	(5,915)	1,732
Other current assets and prepaid expenses	(2,318)	(7,817)
Other assets	(510)	(116)
Accounts payable	8,087	13,688
Foreign currency measurement	(1,989)	2,638
Accrued expenses and other liabilities	(43,643)	3,439
Net cash used in operating activities	(117,974)	(62,001)
Cash flows from investing activities:
Investments in investees	(7,665)	—
Proceeds from sale of equity securities	51,655	—
Proceeds from the sale of property, plant and equipment	181	103
Capital expenditures	(6,477)	(11,660)
Net cash provided by (used in) investing activities	37,694	(11,557)
Cash flows from financing activities:
Issuance of 3.00% convertible senior notes, net (including related parties)	—	230,000
Debt issuance costs	—	(8,562)
Share repurchase	(18,255)	(50,000)
Proceeds from the exercise of common stock options	(123)	(208)
Borrowings on lines of credit	16,636	317,811
Repayments of lines of credit	(19,387)	(324,256)
Settlement of convertible notes	(62,382)	(146,287)
Net cash (used in) provided by financing activities	(83,511)	18,498
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,571	(245)
Net decrease in cash, cash equivalents and restricted cash	(160,220)	(55,305)
Cash, cash equivalents and restricted cash at beginning of period	445,615	95,881
Cash, cash equivalents and restricted cash at end of period	$285,395	$40,576
SUPPLEMENTAL INFORMATION:
Interest paid	$20,067	$3,517
Income taxes paid, net of refunds	$19,861	$1,576
Non-cash financing:
Shares issued upon the conversion of:
Common stock options, warrants, and restricted stock units surrendered in net exercise	$213	$208

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 BUSINESS AND ORGANIZATION

OPKO Health, Inc., a Delaware corporation (“OPKO”, the “Company”, “we”, “us”, or “our”), is a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our pharmaceutical business features Somatrogon (hGH-CTP), a once-weekly human growth hormone injection. We have partnered with Pfizer Inc. (“Pfizer”) for further development and commercialization of Somatrogon (hGH-CTP). Regulatory approvals for Somatrogon (hGH-CTP) for the treatment of children and adolescents, as young as three years of age, with growth disturbance due to insufficient secretion of growth hormone, have been secured in more than 50 markets worldwide, including in the United States, European Union Member States, Japan, Canada, and Australia under the brand name NGENLA®. Also, through our pharmaceutical division, we manufacture and sell Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency.

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

On March 11, 2025, the Company and BioReference entered into an agreement with Labcorp (the “Labcorp Oncology Purchase Agreement”) pursuant to which Labcorp agreed to acquire BioReference's oncology diagnostics business and related clinical testing services assets (the “Oncology Transaction”). The Oncology Transaction is expected to close in the second half of 2025, with Labcorp paying up to $225 million in consideration, including $192.5 million in cash at closing and up to $32.5 million in cash in performance-based contingent consideration, as detailed in the Labcorp Oncology Purchase Agreement. These assets are within our diagnostics segment and encompass BioReference’s U.S. oncology testing services.

As of March 31, 2025, the assets to be sold under the Labcorp Oncology Purchase Agreement met the held-for-sale accounting criteria. Accordingly, such assets have been classified as held for sale in our condensed consolidated balance sheet as of June 30, 2025.

On September 16, 2024, we consummated the sale of certain assets of BioReference to Labcorp pursuant to an agreement entered into on March 27, 2024 (the “Labcorp Asset Purchase Agreement”). Pursuant to the Labcorp Asset Purchase Agreement, Labcorp acquired select assets of BioReference, which were part of our diagnostics segment and included BioReference's laboratory testing businesses focused on clinical diagnostics, reproductive health, and women's health across the United States, excluding BioReference's New York and New Jersey operations. Upon closing, Labcorp paid to the Company aggregate consideration of $237.5 million in cash, of which approximately $23.7 million was withheld at closing and deposited by Labcorp into an escrow account to satisfy potential indemnity claims. The escrow will be released to the Company on the twelve-month anniversary of the closing date, subject to any outstanding or liquidated indemnity claims. The Company recorded the escrow within other current assets on the Condensed Consolidated Balance Sheet.

NOTE 2 FOREIGN EXCHANGE RATES

Foreign Currency Exchange Rates

Approximately 24.5% of our revenue for the six months ended June 30, 2025, was denominated in currencies other than the U.S. Dollar (USD). This compares to 21.7% for the same period in 2024. Our financial statements are reported in USD; therefore, fluctuations in exchange rates affect the translation of foreign-denominated revenue and expenses. During the six months ended June 30, 2025 and the year ended December 31, 2024, our most significant currency exchange rate exposures were to the Chilean Peso and Euro. Gross accumulated currency translation adjustments, recorded as a separate component of shareholders’ equity, totaled $21.3 million and $52.7 million at June 30, 2025 and December 31, 2024, respectively.

We are subject to foreign currency transaction risk due to fluctuations in exchange rates between the time a transaction is initiated and settled. To mitigate this risk, we use foreign currency forward contracts. These contracts fix an exchange rate, allowing us to offset potential losses (or gains) caused by exchange rate changes at the settlement date. As of June 30, 2025, we held $12.0 million in open foreign exchange forward contracts related to inventory purchases on letters of credit, compared to zero open contracts as of December 31, 2024.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments or adjustments otherwise disclosed herein) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the six months ended June 30, 2025 are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2025 or any other future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheet to the sum of such amounts in the Condensed Consolidated Statements of Cash Flows:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$267,280	$426,582
Restricted cash, current	4,438	5,354
Restricted cash, long-term	13,677	13,679
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$285,395	$445,615

The Company classifies cash deposits related to letters of credit securing insurance and lease obligations as restricted cash, which is included in other assets, non-current, within the Consolidated Balance Sheet.

Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which are used in our testing laboratories. Inventory obsolescence expense for the three and six months ended June 30, 2025 was $0.9 million and $1.4 million, respectively. Inventory obsolescence expense for the three and six months ended June 30, 2024 was $0.6 million and $1.0 million, respectively.

Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting. Refer to Note 5. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions was $1.2 billion and $1.3 billion at June 30, 2025 and December 31, 2024, respectively.

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

After their acquisition, goodwill and indefinite lived intangible assets are tested at least annually as of October 1 for impairment, or when events or changes in circumstances indicate it is more likely than not that the carrying amount of such assets may not be recoverable.

Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value. Goodwill was $484.2 million and $529.3 million, respectively, at June 30, 2025 and December 31, 2024.

Net intangible assets other than goodwill were $751.0 million and $811.6 million as of June 30, 2025 and December 31, 2024, respectively, with IPR&D accounting for $195.0 million as of each date. The decrease from December 31, 2024 primarily reflects the reclassification of $30.5 million of intangible assets associated with the Labcorp Oncology Purchase Agreement, which were classified as assets held for sale as of June 30, 2025. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges may occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment.

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

While we believe our estimates and assumptions used in impairment testing (including for goodwill and IPR&D) are reasonable and reflect those used by market participants, there is a potential risk of material impairment charges. Based on the current financial performance of our diagnostics segment and our Ireland reporting unit (which includes our wholly owned subsidiary, EirGen Pharma Ltd. ("EirGen") and Rayaldee), we could be subject to such charges if their future performance deviates from our current estimates and assumptions. For reference, the goodwill of our diagnostics segment totaled $163.4 million and $219.7 million at June 30, 2025 and December 31, 2024, respectively. The decrease reflects $56.3 million in assets held for sale, primarily related to the Labcorp Oncology Purchase Agreement. Separately, the goodwill of our Ireland reporting unit totaled $89.5 million and $79.4 million at June 30, 2025 and December 31, 2024, respectively. This $10.1 million increase was entirely attributable to the impact of foreign currency exchange rate fluctuations.

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $19.4 million and $39.3 million for the three and six months ended June 30, 2025, respectively. Amortization expense was $20.4 million and $41.9 million for the three and six months ended June 30, 2024, respectively.

Fair value measurements. The carrying amounts of our cash, cash equivalents, restricted cash, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments.

Investments that are considered equity securities as of June 30, 2025 and December 31, 2024 are predominately carried at fair value.

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

Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For a derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At June 30, 2025 and December 31, 2024, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognized all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statement of Operations. Refer to Note 10.

In 2024, we determined the value of the embedded derivative liability within the 2029 Convertible 144A Notes (as defined in Note 7) and recorded it at fair value. Refer to Note 7. The changes in the fair value of the embedded derivative were recognized in the fair value changes of derivative instruments, net. Refer to Note 9.

Property, plant and equipment. Property, plant and equipment are recorded at cost or fair value if acquired in a business combination. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under finance leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, and automobiles - 3-5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Assets held under finance leases are included within Property, plant and equipment, net in our Condensed Consolidated Balance Sheets and are amortized over the shorter of their useful lives or the expected term of their related leases. Depreciation expense was $3.6 million and $7.2 million for the three and six months ended June 30, 2025, respectively. Depreciation expense was $3.7 million and $8.1 million for the three and six months ended June 30, 2024, respectively.

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

We operate in various countries and tax jurisdictions globally. For interim reporting purposes, we record income taxes based on the expected effective income tax rate, taking into consideration year to date and global forecasted tax results. For the six months ended June 30, 2025, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.

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

While we have receivables due from federal and state governmental agencies, such receivables are not a credit risk because federal and state governments fund the related healthcare programs. Payment is primarily dependent upon submitting appropriate documentation. On June 30, 2025 and December 31, 2024, receivable balances (net of explicit and implicit price concessions) from Medicare and Medicaid were 7.6% and 4.8%, respectively, of our consolidated Accounts receivable, net. The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At June 30, 2025 and December 31, 2024, receivables due from patients represented approximately 2.2% and 1.7%, respectively, of our consolidated Accounts receivable, net.

We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for credit losses was $1.7 million as of June 30, 2025, and $1.3 million as of December 31, 2024. The credit loss expense for the three and six months ended June 30, 2025, was $121.6 thousand and $333.6 thousand, respectively. The credit loss expense for three and six months ended June 30, 2024, was $14.1 thousand and $142.6 thousand, respectively.

Accounts receivable included $4.3 million of revenue earned under the BARDA Contract (as defined in Note 14) as of June 30, 2025, and $3.6 million under this contract as of December 31, 2024. Refer to Note 13, Government Contract Revenue for further information on government contracts and to Note 14, Strategic Alliances for further information on the BARDA Contract.

Stock Repurchase Program. On July 18, 2024, the Company announced that its Board of Directors authorized a stock repurchase program for up to $100.0 million of the Company's common stock, $0.01 par value per share (the "Common Stock"). This program was subsequently increased by an additional $100.0 million on April 4, 2025, bringing the total authorized amount for repurchase to $200.0 million.

As of December 31, 2024, the Company had repurchased 25,825,785 shares of Common Stock at an average price of $1.56 per share, for a total cost of approximately $40.2 million. An additional 13,646,344 shares were repurchased at an average price per share of $1.33, for a cost of approximately $18.3 million during the six months ended June 30, 2025. As of June 30, 2025, the total cost of repurchases under the program was approximately $58.5 million.

Under the program, the Company may repurchase shares of Common Stock from time to time through various methods, including open market purchases, block trades, privately negotiated transactions, accelerated share repurchases, and pursuant to pre-set trading plans under Rule 10b5-1(c) of the Exchange Act and otherwise in compliance with applicable laws. The timing and amount of any repurchases are subject to market conditions, capital management, investment opportunities, and other factors. The repurchase program does not obligate the Company to acquire any specific number of shares, has no expiration date, and may be modified, suspended, or discontinued at any time at the Company's discretion.

Equity-based compensation. We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations

over the period during which an employee is required to provide service in exchange for the award. For the three and six months ended June 30, 2025, we recorded $2.2 million and $4.8 million, respectively, of equity-based compensation expense. For the three and six months ended June 30, 2024, we recorded $2.6 million and $5.2 million, respectively, of equity-based compensation expense.

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

Foreign currency translation. The financial statements of certain of our foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are generally translated at the rate of exchange to the U.S. dollar on the balance sheet date. The local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of Other income (expense), net within the Condensed Consolidated Statement of Operations and foreign currency translation gains (losses) have been included as a component of the Condensed Consolidated Statement of Comprehensive Income (Loss). For the three and six months ended June 30, 2025, we recorded foreign currency transaction losses of $2.6 million and $2.5 million, respectively. For the three and six months ended June 30, 2024, we recorded foreign currency transaction losses of $1.3 million and $4.0 million, respectively.

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

NOTE 4 EARNINGS (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing our net income (loss) by the weighted average number of shares of our Common Stock outstanding during the period. Shares of Common Stock outstanding under the share lending arrangement entered into in conjunction with the 2025 Notes (as defined in Note 7) have been excluded from the calculation of basic and diluted earnings per share because the borrower of the shares was required under the share lending arrangement to refund any dividends paid on the shares lent. We terminated the share lending agreement on January 22, 2024. Refer to Note 7. For diluted earnings per share, the dilutive impact of stock options and warrants is determined by applying the “treasury stock” method. The dilutive impact of the 2029 Convertible Notes, 2033 Senior Notes, the 2023 Convertible Notes and the 2025 Notes (each, as defined and discussed in Note 7) has been considered using the “if converted” method. For periods in which their effect would have been antidilutive, no effect is given in the dilutive computation to Common Stock issuable under outstanding options or warrants or the potentially dilutive shares issuable pursuant to the 2029 Convertible Notes, 2033 Senior Notes, the 2023 Convertible Notes and the 2025 Notes.

A total of 126,349,239 and 294,774,975 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the three months ended June 30, 2025 and 2024, respectively, because their inclusion would have been antidilutive. A total of 216,845,048 and 293,731,532 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the six months ended June 30, 2025 and 2024, respectively, because their inclusion would have been antidilutive. A full presentation of diluted earnings per share has not been provided because the required adjustments to the numerator and denominator resulted in diluted earnings per share being equivalent to basic earnings per share.

During the three months ended June 30, 2025, 1,250 options were exercised, and 553,822 restricted stock units vested, resulting in the issuance of 384,606 shares of Common Stock.

During the six months ended June 30, 2025, 57,500 options were exercised, and 553,822 restricted stock units vested, resulting in the issuance of 440,856 shares of Common Stock.

During the three months ended June 30, 2024, no options were exercised, and 549,687 restricted stock units vested, resulting in the issuance of 384,378 shares of Common Stock.

During the six months ended June 30, 2024, no options were exercised, and 549,687 restricted stock units vested, resulting in the issuance of 384,378 shares of Common Stock.

NOTE 5 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	June 30,	December 31,
(In thousands)	2025	2024
Accounts receivable, net:
Accounts receivable	$101,043	$119,284
Less: allowance for credit losses	(1,667)	(1,267)
	$99,376	$118,017
Inventories, net:
Consumable supplies	$14,284	$15,488
Finished products	42,201	32,310
Work in-process	2,545	2,355
Raw materials	11,512	9,418
Less: inventory reserve	(4,197)	(2,774)
	$66,345	$56,797
Other current assets and prepaid expenses:
Escrow receivable	$24,390	$23,750
Taxes recoverable	8,337	8,266
Prepaid expenses	11,026	6,785
Prepaid insurance	4,178	3,818
Other receivables	2,474	2,015
Other	8,478	10,705
	$58,883	$55,339
Intangible assets, net:
Customer relationships	$206,480	$255,430
Technologies	814,733	806,858
Trade names	49,770	49,726
Covenants not to compete	12,926	12,906
Licenses	6,423	6,316
Product registrations	6,751	6,172
Other	8,614	5,729
Less: accumulated amortization	(549,709)	(526,524)
	$555,988	$616,613
Accrued expenses:
Employee benefits and severance	$32,563	$34,167
Clinical trials	6,956	6,104
Commitments and contingencies	5,436	9,850
Accrued interest	5,512	8,313
Gross to net provision	5,347	6,920
Inventory received but not invoiced	1,962	2,146
Finance leases short-term	1,566	1,679
Professional fees	1,587	2,521
Taxes payable	9,605	22,275
Royalties	762	563
Commissions	1,577	1,434
Other	17,682	22,385
	$90,555	$118,357
Other long-term liabilities:
Employee severance	$9,904	$14,269
Mortgages and other debts payable	2,773	3,002
Finance leases long-term	3,689	4,064
Other	11,441	11,503
	$27,807	$32,838

Our intangible assets and goodwill relate principally to our completed acquisitions of OPKO Renal, OPKO Biologics, EirGen, BioReference and ModeX. We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives. The estimated useful lives by asset class are as follows: technologies - 7–17 years, customer relationships - 5–20 years, product registrations - 7–10 years, covenants not to compete - 5 years, trade names - 5–10 years, other 9–13 years. We do not anticipate capitalizing the cost of product registration renewals, rather we expect to expense these costs, as incurred. Our goodwill is not tax deductible for income tax purposes in any jurisdiction in which we operate.

Changes in value of the intangible assets and goodwill during the six months ended June 30, 2025 and 2024 were primarily due to foreign currency fluctuations between the Chilean Peso, and the Euro against the U.S. dollar.

The following table summarizes the changes in Goodwill by reporting unit during the six months ended June 30, 2025.

	2025
(In thousands)	Gross goodwill at January 1, 2025	Cumulative impairment at January 1	Acquisitions, dispositions and other	Foreign exchange and other	Balance at June 30, 2025
Pharmaceuticals
CURNA	$4,827	$(4,827)	$—	$—	$—
Rayaldee	79,433	—	—	10,099	89,532
FineTech	11,698	(11,698)	—	—	—
ModeX	80,260	—	—	—	80,260
OPKO Biologics	139,784	—	—	(0)	139,784
OPKO Chile	3,220	—	—	205	3,425
OPKO Health Europe	6,848	—	—	894	7,742
OPKO Mexico	100	(100)	—	—	—
Transition Therapeutics	3,421	(3,421)	—	—	—

Diagnostics
BioReference	219,707	—	(56,265)	—	163,442
OPKO Diagnostics	17,977	(17,977)	—	—	—
	$567,275	$(38,023)	$(56,265)	$11,198	$484,185

NOTE 6 INVESTMENTS

Investments

The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of June 30, 2025 and December 31, 2024:

(in thousands)	As of June 30, 2025		As of December 31, 2024
Investment type	Investment Carrying Value	Underlying Equity in Net Assets	Investment Carrying Value	Underlying Equity in Net Assets
Equity securities	$8,125	1,593	$49,655	1,329
Equity securities with no readily determinable fair value	4,139	—	4,139	—
Variable interest entity, equity method	778		787
Warrants and options	3		3
Total carrying value of investments	$13,045		$54,584

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

GeneDx Holdings

During the six months ended June 30, 2025, the Company sold its remaining 620 thousand shares of GeneDx Holdings Corp. (formerly, Sema4 Holdings Corp., “GeneDx”) common stock at various prices for aggregate proceeds of $51.7 million, resulting in the Company holding no GeneDx shares as of June 30, 2025. As of December 31, 2024, our ownership in GeneDx was 2.2%.

Other Equity Securities

We hold equity securities in Entera Bio Ltd. (“Entera”) (8.1%) (see Note 14 for further information), Niagen Bioscience, Inc. (“Niagen” formally known as ChromaDex Corporation) (0.05%), Eloxx Pharmaceuticals, Inc. (“Eloxx”) (1%), Xenetic Biosciences, Inc. (“Xenetic”) (3%), and CAMP4 Therapeutics Corporation (“CAMP4”) (1%). Our investment in HealthSnap, Inc. (4%) is accounted for under the measurement alternative for equity securities without readily determinable fair values.

Net gains and losses on our equity securities for the six months ended June 30, 2025 and 2024 were as follows:

	For the six months ended June 30,
(in thousands)	2025	2024
Equity Securities:
Net gains recognized during the period on equity securities	$2,460	$33
Less: Net losses realized during the period on equity securities	(3,938)	—
Unrealized net gains and losses recognized during the period on equity securities still held at the reporting date	$(1,478)	$33

Investments in variable interest entities

We have determined that we hold variable interests in LeaderMed Health Group Limited ("LeaderMed") and Zebra Biologics, Inc. ("Zebra"). We made this determination as a result of our assessment that they do not have sufficient resources to carry out their principal activities without additional financial support.

LeaderMed

In September 2021, we and LeaderMed, a pharmaceutical development company with operations based in Asia, formed a joint venture to develop, manufacture and commercialize two of OPKO’s clinical stage, long-acting drug products in Greater China and eight other Asian territories. Under the terms of the agreements, we granted the joint venture exclusive rights to develop, manufacture and commercialize (a) OPK88003, an oxyntomodulin analog being developed for the treatment of obesity and diabetes, and (b) Factor VIIa-CTP, a novel long acting coagulation factor being developed to treat hemophilia, in exchange for 4,703 shares, representing a 47% ownership interest in the joint venture. In addition, we received an upfront payment of $1.0 million and will be reimbursed for clinical trial material and technical support we provide the joint venture.

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

Zebra

We own 1,260,000 shares of Zebra’s Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29%) at June 30, 2025 and December 31, 2024. Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a former member of our Board of Directors, was a founder of Zebra. Dr. Frost serves as a member of Zebra’s Board of Directors.

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

Warrants and options

In addition to our equity method investments and equity securities, we hold options to purchase 47 thousand additional shares of BioCardia, Inc. ("BioCardia"), all of which were vested as of June 30, 2025 and December 31, 2024. We recorded the changes in the fair value of the options and warrants in fair value changes of derivative instruments, net in our Condensed Consolidated Statement of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Condensed Consolidated Balance Sheet. See further discussion of the Company’s options and warrants in Note 9 and Note 10.

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

Our equity method investments, as described below, consist of investments in Pharmsynthez (ownership 6%), Cocrystal Pharma, Inc. (“COCP”) (2%), Non-Invasive Monitoring Systems, Inc. (“NIMS”) (1%), BioCardia (0.29%), and LeaderMed (47%).

The aggregate amount of assets, liabilities, and net losses of these equity method investees as of and for the six months ended June 30, 2025 were $51.5 million, $21.9 million, and $12.8 million, respectively. The aggregate amount of assets, liabilities, and net losses of our equity method investees as of and for the year ended December 31, 2024 were $50.9 million, $18.3 million, and $31.1 million, respectively. We have determined that we or our related parties have the ability to exercise significant influence over our equity method investments through our board representation or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market prices of their respective shares of common stock and the number of shares held by us as of June 30, 2025 and December 31, 2024 was $0.4 million and $0.5 million, respectively.

NOTE 7 DEBT

As of June 30, 2025 and December 31, 2024, our debt consisted of the following:

	June 30,	December 31,
(In thousands)	2025	2024
2044 Notes	$246,012	$245,576
2029 Convertible Notes	80,416	173,556
2025 Notes	—	170
2033 Senior Notes	50	50
Chilean and Spanish lines of credit	12,505	13,465
Current portion of notes payable	1,519	1,384
Long term portion of notes payable	2,773	3,002
Total	$343,275	$437,203

Balance sheet captions
Current portion of convertible notes	$—	$170
Long term portion of convertible notes	80,466	173,606
Current portion of lines of credit and notes payable	14,024	14,849
Long Term notes payable included in long-term liabilities	248,785	248,578
Total	$343,275	$437,203

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

2029 Convertible 144A Notes

In January 2024, we completed a private offering of $230.0 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2029 (the “2029 Convertible 144A Notes”) in accordance with the terms of a note purchase agreement entered into by and between the Company and J.P. Morgan Securities LLC (the “Initial Purchaser”).

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

Contemporaneously with the closing of the offering of the 2029 Convertible 144A Notes on January 9, 2024, we issued and sold approximately $71.1 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2029 (the “2029 Convertible Affiliate Notes” and, together with the 2029 Convertible 144A Notes, the “2029 Convertible Notes”) pursuant to the terms of a note purchase agreement entered into on January 4, 2024 by and among the Company and certain investors, Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, and Dr. Jane H. Hsiao (collectively, the “Affiliate Purchasers”). Pursuant to such agreement, we issued and sold the 2029 Convertible Affiliate Notes to the Affiliate Purchasers in exchange for the entirety of the $55.0 million aggregate principal amount of our outstanding 5% Convertible Promissory Notes held by the Affiliate Purchasers, together with approximately $16.1 million of accrued but unpaid interest thereon.

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

From the date the 2029 Convertible Notes were issued through June 30, 2024, we observed an increase in the market price of our Common Stock which resulted in a $26.25 million increase in the estimated fair value of our embedded derivatives recorded in Fair value changes of derivative instruments, net in our Condensed Consolidated Statements of Operations.

On April 1, 2025, the Company completed privately negotiated exchange transactions pursuant to agreements entered into in late March 2025 (the “Note Exchange Transactions”). Pursuant to these agreements, the Company exchanged an aggregate of $159.2 million principal amount of its 2029 Convertible 144A Notes, for an aggregate of 121,437,998 shares of its Common Stock and approximately $63.5 million in cash, inclusive of accrued and unpaid interest. Upon closing, the exchanged 2029 Convertible 144A Notes were retired and are no longer outstanding.The Company accounted for the Note Exchange Transactions as an induced conversion in accordance with ASU 2024-04, resulting in a total charge recorded within Other loss, net in the Condensed Consolidated Statements of Operations. This charge comprised an induced conversion expense of $32.6 million and a loss on extinguishment of $59.1 million. The loss on extinguishment consisted of $54.7 million in unamortized debt discount and $4.4 million in debt issuance costs associated with the retired notes.

As of June 30, 2025 the 2029 Convertible Notes were not convertible. Holders may convert their 2029 Convertible Notes at their option prior to the close of business on the business day immediately preceding September 15, 2028 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2024 (and only during such calendar quarter), if the last reported sale price of our Common Stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five consecutive business day period after any ten consecutive trading day period (the “convertible note measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the convertible note measurement period was less than 98% of the product of the last reported sale price of our Common Stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events specified in the indenture governing the 2029 Convertible Notes. On or after September 15, 2028, until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing conditions. Upon conversion of a note, we will pay or deliver, as the case may be, cash, shares of our Common Stock or a combination of cash and shares of our Common Stock, at our election.

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

The following table sets forth information related to the 2029 Convertible Notes which is included in our Condensed Consolidated Balance Sheet as of June 30, 2025:

(In thousands)	2029 Convertible Notes	Discount	Debt Issuance costs	Total
Balance at December 31, 2024	$280,594	$(100,879)	$(6,159)	$173,556
Amortization of debt discount and debt issuance costs	—	6,518	472	6,990
Repurchase	(159,221)	54,701	4,390	(100,130)
Balance at June 30, 2025	$121,373	$(39,660)	$(1,297)	$80,416

2025 Convertible Notes

In February 2019, we issued $200.0 million aggregate principal amount of Convertible Senior Notes due 2025 (the “2025 Notes”) in an underwritten public offering. The 2025 Notes bore interest at a rate of 4.50% per year, payable semiannually in arrears on February 15 and August 15 of each year, and matured on February 15, 2025. During the first quarter of 2025, the Company repurchased the remaining $170 thousand aggregate principal outstanding amount of the 2025 Convertible Senior Notes.

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

International Line of Credit Agreements

The Company has line of credit agreements with 13 other financial institutions as of June 30, 2025, and December 31, 2024, in the U.S., Chile and Spain. These lines of credit are used primarily as sources of working capital for inventory purchases.

The following table summarizes the amounts outstanding under the Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
	Interest rate on borrowings at	Credit line	June 30,	December 31,
Lender	June 30, 2025	capacity	2025	2024
Itau Bank	5.50%	$2,363	$477	$200
Bank of Chile	6.60%	2,500	1,303	2,202
BICE Bank	5.50%	2,500	1,481	2,418
Scotiabank	5.00%	5,500	2,957	3,497
Santander Bank	5.50%	5,000	2,216	1,926
Security Bank	5.50%	1,400	—	133
Estado Bank	5.50%	4,000	1,464	1,154
BCI Bank	5.00%	2,500	563	673
Internacional Bank	5.50%	2,025	2,025	1,130
Consorcio Bank	5.00%	2,000	19	133
Banco De Sabadell	1.75%	587	—	—
Santander Bank	5.36%	587	—	—
La Caixa Bank	4.09%	587	—	—
Total		$31,549	$12,505	$13,466

At June 30, 2025 and December 31, 2024, the weighted average interest rate on our lines of credit was approximately 5.5% and 5.5%, respectively.

At June 30, 2025 and December 31, 2024, we had notes payable and other debt (excluding the 2033 Senior Notes, the 2023 Convertible Notes, the 2025 Notes, and amounts outstanding under the lines of credit described above) as follows:

	June 30,	December 31,
(In thousands)	2025	2024
Current portion of notes payable	$1,519	$1,384
Other long-term liabilities	2,773	3,002
Total	$4,292	$4,386

The notes and other debt mature at various dates ranging from 2025 through 2032, bearing variable interest rates from 0.7% up to 4.5%. The weighted average interest rate on the notes and other debt was 1.8% on June 30, 2025 and 1.8% on December 31, 2024. The notes are partially secured by our office space in Barcelona.

NOTE 8 ACCUMULATED OTHER COMPREHENSIVE LOSS

For the six months ended June 30, 2025, changes in Accumulated other comprehensive loss, net of tax, were as follows:

Foreign
currency
(In thousands)	translation
Balance at December 31, 2024	$(56,130)
Other comprehensive income	31,400
Balance at June 30, 2025	$(24,730)

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

As of June 30, 2025, our financial assets measured at fair value included equity securities, forward foreign currency exchange contracts for inventory purchases (refer to Note 10), options related to our BioCardia investment and consulting agreement (recorded at fair value), warrants from COCP, and restricted cash collateralized by money market funds, the latter being measured at fair value as a Level 1 financial instrument.

Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of June 30, 2025
	Quoted
	prices in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$131,109	$—	$—	$131,109
Equity securities	8,125	—	—	8,125
Common stock options	—	3	—	3
Total assets	$139,234	$3	$—	$139,237
Liabilities:
Forward contracts	$—	$180	$—	$180
Total liabilities	$—	$180	$—	$180

	Fair value measurements as of December 31, 2024
	Quoted
	prices in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$282,121	$—	$—	$282,121
Equity securities	49,655	—	—	$49,655
Common stock options/warrants	—	3	—	3
Total assets	$331,776	$3	$—	$331,779

The table below presents the carrying amount, estimated fair value, and applicable fair value hierarchy tiers for our 2029 Convertible Notes. The fair value for these notes is determined using directly observable inputs other than quoted prices in active markets.

	June 30, 2025
	Carrying	Total
(In thousands)	Value	Fair Value	Level 1	Level 2	Level 3
2029 Convertible Notes	$80,416	$165,492	$—	$165,492	$—

There have been no transfers between Level 1 and Level 2 and no transfers to Level 3 of the fair value hierarchy.

NOTE 10 DERIVATIVE CONTRACTS

The following table summarizes the fair values and the presentation of our derivative financial instruments in the Condensed Consolidated Balance Sheets:

	Balance Sheet	June 30,	December 31,
(In thousands)	Component	2025	2024
Derivative financial instruments:
Common Stock options/warrants	Investments, net	$3	$3
Forward contracts	Unrealized losses on forward contracts are recorded in Accrued expenses.	$(180)	$—

We enter into foreign currency forward exchange contracts with respect to the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.

To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At June 30, 2025 and December 31, 2024, our derivative financial instruments did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in fair value of derivative instruments, net in our Condensed Consolidated Statement of Operations.

The following table summarizes the losses and gains recorded for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2025	2024	2025	2024
Derivative gain (loss):
Notes	$—	$—	$—	$(26,250)
Common Stock options/warrants	—	1	—	2
Forward contracts	16	—	(257)	88
Total	$16	$1	$(257)	$(26,160)

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

On October 12, 2023, the Company entered into an E-Commerce Distribution Agreement with NextPlat Corp (“NextPlat”), a global e-commerce provider, in which Dr. Frost owns a 13% interest. Under the terms of the agreement, NextPlat has agreed to launch an OPKO Health-branded online storefront on the Alibaba Group Holding Limited Tmall Global e-commerce platform in China, featuring an assortment of nutraceutical and veterinary products sold and distributed by OPKO Health Europe SLU, our wholly-owned subsidiary. The Company and NextPlat amended the agreement in October 2024 to extend the term of the agreement to 2026, and permit NextPlat to launch an online storefront on additional e-commerce platforms throughout Asia.

On May 4, 2023, the Company entered into an Assignment and Assumption Agreement with Ruen-Hui Biopharmaceuticals, Inc., a Taiwanese entity (“Ruen-Hui”) in which Dr. Hsiao owns more than a 10% interest. Ruen-Hui assumed the Company's obligations under an exclusive license agreement with Academia Sinica in exchange for an upfront payment of $150,000, a number of potential milestone payments up to $1 million, commercial milestones ranging from low to double-digit millions, and royalty payments. Ruen Hui is also responsible for any outstanding payment obligations under such license agreement, including patent maintenance costs, and any payments due to Academia Sinica.

The Company owns approximately 6% of Pharmsynthez, and Pharmsynthez is the largest and controlling shareholder of Xenetic, in which the Company has a 3% ownership interest.

We hold investments in Zebra (ownership 29%), Niagen (0.05%), COCP (2%), NIMS (1%), Eloxx (1%), and LeaderMed (47%). These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. We previously held an investment in GeneDx (Nasdaq: WGS), which represented a 2.2% ownership interest as of December 31, 2024, obtained as a result of our sale of GeneDx, Inc. and subsequent participation in an underwritten offering by GeneDx. Richard Pfenniger who sits on our Board also sits on the GeneDx Board. We sold our remaining investment in GeneDx during the first quarter of 2025.

Dr. Elias Zerhouni, our Vice Chairman and President, sits on the board of directors of Danaher Corporation (“Danaher”). Our subsidiary, BioReference, routinely procures products and services from several subsidiaries of Danaher, including Beckman Coulter, Integrated DNA Technologies Inc., and Leica Microsystems Inc., to which BioReference has paid $1.3 million, $1.4 million, and $0.2 million, respectively, during the six months ended June 30, 2025.

We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the three and six months ended June 30, 2025, no amounts were reimbursed or accrued for Company-related travel by Dr. Frost and other OPKO executives. For both the three and six months ended June 30, 2024, we reimbursed or accrued approximately $23.9 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.

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

On December 29, 2022, the Israel Tax Authority (the “ITA”) issued an assessment against our subsidiary, OPKO Biologics in the amount of approximately $246 million (including interest) related to uncertain tax positions involving income recognition in connection with an examination of foreign tax returns for the 2014 through 2020 tax years. We recognize that local tax law is inherently complex, and the local taxing authorities may not agree with certain tax positions taken. We have appealed this assessment, as we believe, other than for uncertain tax positions for which we have reserved, the issues are without technical merit. The matter is currently before the courts. The trial has concluded; however, there are certain other procedural matters under Israeli law that must occur before a judgment is rendered. We intend to continue to exhaust all judicial remedies necessary to resolve the matter, as necessary, which has been a lengthy process. There can be no assurance that this matter will be resolved in our favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.

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

Under the Settlement Agreement, the Company and BioReference admitted only to having made payments to certain physicians and physicians’ groups for office space rentals for amounts that exceeded fair market value, and that it did not report or return any such overpayments to the Federal Health Care Programs (the “Covered Conduct”). The Covered Conduct had commenced prior to the Company’s acquisition of BioReference in 2015. With the exception of the Covered Conduct, the Company and BioReference expressly deny the allegations of the Relator as set forth in her civil action. The Company has paid a total of $10,000,000 plus accrued interest from September 24, 2021, at a rate of 1.5% per annum (the “Settlement Amount”). The Settlement Amount consists of $9,853,958 payable to the United States, $141,041 payable to the Commonwealth and $5,001 payable to Connecticut, in each case plus interest and was paid on July 18, 2022. Conditioned upon payment of the Settlement Amount, the United States, Massachusetts and Connecticut agreed to release the Company and BioReference from any civil or administrative monetarily liability arising from the Covered Conduct. Upon payment of the Settlement Amount and the amount due under a separate agreement with the Relator, the Relator released the Company and BioReference from any and all claims and potential claims. Further, in consideration of the obligations of the Company and BioReference in the Settlement Agreement and the CIA, the OIG-HHS released and refrained from instituting any administrative action seeking to exclude the Company or BioReference from participating in Medicare, Medicaid or other Federal health care programs as a result of the Covered Conduct.

Under the CIA, which has a term of 5 years, BioReference is required to, among other things: (i) maintain a Compliance Officer, a Compliance Committee, board review and oversight of certain federal healthcare compliance matters, compliance programs, and disclosure programs; (ii) provide management certifications and compliance training and education; (iii) establish written compliance policies and procedures to meet federal health care program requirements; (iv) create procedures designed to ensure compliance with the Anti-Kickback Statute and/or Stark Law; (v) engage an independent review organization to conduct a thorough review of BioReference’s systems, policies, processes and procedures related to certain arrangements; (vi) implement a risk assessment and internal review process; (vii) establish a disclosure program for whistleblowers; and (viii) report or disclose certain events and physician payments. The Company’s or BioReference’s failure to comply with its obligations under the CIA could result in monetary penalties and the exclusion from participation in Federal Health Care Programs. The CIA does not apply to any of the Company’s subsidiaries other than BioReference, and its scope is generally limited to “focus arrangements”, which are those “arrangements” (as defined in the CIA) (i) between BioReference and any actual source or recipient of health care business or referrals and involves, directly or indirectly, the offer, payment, or provision of anything of value, or (ii) is between BioReference and any physician (or a physician’s immediate family member). Most of these measures have already been implemented at BioReference. Following its acquisition of BioReference, the Company and BioReference implemented robust compliance measures that substantially align with those actions required under the CIA.

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

We are a party to other litigation in the ordinary course of business. While we cannot predict the ultimate outcome of legal matters, we accrue a liability for legal contingencies when we believe that it is both probable that a liability has been incurred and that we can reasonably estimate the amount of the loss. It’s reasonably possible the ultimate liability could exceed amounts currently estimated, and we review established accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and our views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. Because of the high degree of judgment involved in establishing loss estimates, the ultimate outcome of such matters will differ from our estimates and such differences may be material to our business, financial condition, results of operations, and cash flows.

At June 30, 2025, we were committed to make future purchases for inventory and other items in 2025 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating approximately $32.7 million.

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

The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue for the period during which the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. For the six months ended June 30, 2025, we recorded $0.7 million of negative revenue adjustments due to changes in estimated implicit price concessions for services provided in prior periods, primarily due to shifts in the composition of our client mix. For the six months ended June 30, 2024, we recorded $0.9 million of positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods mainly due to the composition of client pay mix.

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

Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of June 30, 2025 and December 31, 2024, we had liabilities of approximately $2.6 million and $2.0 million, respectively, within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.

The composition of revenue from services by payor for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2025	2024	2025	2024
Healthcare insurers	$58,478	$78,808	$116,130	$153,416
Government payers	17,102	21,234	34,257	43,193
Client payers	23,168	25,061	48,448	50,749
Patients	2,353	4,292	5,110	8,928
Total	$101,101	$129,395	$203,945	$256,286

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

We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the three and six months ended June 30, 2025, we recognized $7.2 million and $13.5 million, respectively, in net product revenue from sales of Rayaldee. For the three and six months ended June 30, 2024, we recognized $7.2 million and $14.1 million, respectively, in net product revenue from sales of Rayaldee.

The following table presents an analysis of Rayaldee product sales allowances and accruals for the three and six months ended June 30, 2025 and 2024:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at March 31, 2025	$1,228	$3,851	$2,478	$7,557
Provision related to current period sales	3,173	3,858	291	7,322
Credits or payments made	(3,161)	(3,583)	(452)	(7,196)
Balance at June 30, 2025	$1,240	$4,126	$2,317	$7,683

Total gross Rayaldee sales				$14,528
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				50%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2024	$2,070	$5,365	$2,465	$9,900
Provision related to current period sales	6,258	7,292	553	14,103
Credits or payments made	(7,088)	(8,531)	(701)	(16,320)
Balance at June 30, 2025	$1,240	$4,126	$2,317	$7,683

Total gross Rayaldee sales				$27,638
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				51%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at March 31, 2024	$2,494	$4,475	$2,215	$9,184
Provision related to current period sales	4,400	6,416	368	11,184
Credits or payments made	(4,151)	(4,900)	(389)	(9,440)
Balance at June 30, 2024	$2,743	$5,991	$2,194	$10,928

Total gross Rayaldee sales				$18,424
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				61%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2023	$2,578	$6,150	$2,192	$10,920
Provision related to current period sales	8,219	10,548	672	19,439
Credits or payments made	(8,054)	(10,707)	(670)	(19,431)
Balance at June 30, 2024	$2,743	$5,991	$2,194	$10,928

Total gross Rayaldee sales				$33,582
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				58%

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

For research, development and/or commercialization agreements that result in revenues, we identify all material performance obligations, which may include a license to intellectual property and know-how, and research and development activities. In order to determine the transaction price, in addition to any upfront payment, we estimate the amount of variable consideration at the outset of the contract either utilizing the expected value or most likely amount method, depending on the facts and circumstances relative to the contract. We constrain (reduce) our estimates of variable consideration such that it is probable that a significant reversal of previously recognized revenue will not occur throughout the life of the contract. When determining if variable consideration should be constrained, we consider whether there are factors outside our control that could result in a significant reversal of revenue. In making these assessments, we consider the likelihood and magnitude of a potential reversal of revenue. These estimates are re-assessed each reporting period as required.

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

Sales-based Milestone and Royalty Payments: Our customers may be required to pay us sales-based milestone payments or royalties on future sales of commercial products. We recognize revenues related to sales-based milestone and royalty payments upon the latter to occur of (i) achievement of the customer’s underlying sales or (ii) satisfaction of any performance obligation(s) related to these sales, in each case assuming the license to our intellectual property is deemed to be the predominant item to which the sales-based milestones and/or royalties relate.

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

Revenue from intellectual property and other increased by $2.7 million to $15.0 million for the three months ended June 30, 2025, from $12.3 million in the same period last year. This growth was primarily driven by a $1.5 million increase from the BARDA Contract (as defined and described in Note 14), with revenue of $6.5 million for the three months ended June 30, 2025 compared to $5.0 million in the 2024 period. Additionally, contract manufacturers' commercial milestones contributed a $2.0 million increase for the three months ended June 30, 2025, rising to $2.3 million from $0.3 million in the prior year. These gains were partially offset by a $0.2 million reduction in gross profit share and royalty payments from NGENLA (Somatrogon) and Pfizer's Genotropin® (Somatropin), which totaled $6.1 million for the three months ended June 30, 2025 compared to $6.3 million in 2024.

Revenue from intellectual property and other grew by $6.2 million to $27.2 million for the six months ended June 30, 2025, from $21.1 million in the same period last year. This increase was primarily driven by a $6.3 million increase from the BARDA Contract (as defined and described in Note 14), with revenue recognized under the contract totaling $13.5 million for the six months ended June 30, 2025 compared to $7.2 million in the 2024 period. Additionally, contract manufacturers' commercial milestones contributed a $2.5 million increase for the six months ended June 30, 2025, rising to $2.9 million from $0.4 million in the prior year. These gains were partially offset by a $1.3 million reduction in gross profit share and royalty payments from NGENLA (Somatrogon) and Pfizer's Genotropin® (Somatropin), which totaled $10.6 million for the six months ended June 30, 2025 compared to $11.9 million in 2024.

NOTE 14 STRATEGIC ALLIANCES

Entera Bio Ltd

On March 16, 2025, the Company and Entera Bio Ltd. (“Entera”) entered into a collaboration and license agreement ("Entera Collaboration Agreement") to develop an oral dual agonist GLP-1/glucagon peptide as a potential treatment for obesity, metabolic, and fibrotic disorders, combining OPKO’s proprietary long-acting oxyntomodulin analog (OPK-88006) and Entera’s proprietary N-Tab™ technology.

Under the terms of the Entera Collaboration Agreement, the Company and Entera hold 60% and 40% pro-rata ownership interests in the development program, respectively, and are responsible for 60% and 40% of the program's development costs, respectively. In connection with the Entera Collaboration Agreement, the Company purchased 3,685,226 ordinary shares of Entera at a price of $2.17 per share, for an aggregate purchase price of approximately $8.0 million.

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

Entera granted the Company an exclusive, sublicensable, non-transferable, worldwide license to certain of its intellectual property and technology solely to develop, manufacture, and commercialize any GLP-1/glucagon dual agonist for the oral treatment of obesity, metabolic, cardiovascular, and fibrotic disorders. The Company's license is expressly limited to its use in performing the Company's obligations under the Entera Collaboration Agreement. While the Company may sublicense this technology for commercialization purposes, it retains full responsibility for such commercialization activities, and any sublicensee's use is restricted to performing these activities under the terms of the Entera Collaboration Agreement.

The Company granted to Entera a non-exclusive, non-sublicensable, non-transferable license to certain of the Company's technology, which collectively includes the Company foreground patents, and rights in joint information, inventions, and joint patents (including the Company’s proprietary long-acting oxyntomodulin analog OPK-88006). This license is provided to the extent necessary for Entera to fulfill its obligations under the development plan identified in the Entera Collaboration Agreement.

The Company has also agreed to a standstill period of 24 months during which it will not acquire or seek to acquire any equity interests in Entera, engage in proxy solicitations, call shareholder meetings, or attempt to influence Entera's management or policies without prior written consent from Entera's board of directors. Additionally, the Company is subject to a 12-month lock-up period during which it cannot sell, transfer, or hedge Entera shares without Entera's consent.

Biomedical Advanced Research and Development Authority

On September 28, 2023, ModeX was awarded a contract (as amended as described below, the “BARDA Contract”) by the Biomedical Advanced Research and Development Authority ("BARDA"), part of the Administration for Strategic Preparedness and Response at the U.S. Department of Health and Human Services. This contract aims to advance a platform and product candidates addressing various public health threats, specifically in viral infectious diseases. The funding enables the research, development, and clinical evaluation of multispecific antibodies based on ModeX's proprietary MSTAR technology. MSTAR is a flexible, plug-and-play platform capable of incorporating multiple independent antibody binding sites into a single molecule, expanding its therapeutic potential and enabling rapid responses to emerging infections, including viral variants like COVID-19, influenza, and other pathogens.

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

The Company concluded that research and development services performed under the BARDA Contract would be recognized as revenue when research and development services are performed to the extent of actual costs incurred including a fixed fee and will be reimbursed by BARDA. Costs incurred represent work performed, which corresponds with, and thereby best depicts, the transfer of control of the research and development to BARDA. Types of contract costs include labor, material, and third-party services. As such, the related BARDA revenue is recognized as revenue from transfer of intellectual property and other within the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2025, we recorded $6.5 million and $13.5 million, respectively, in revenue under the BARDA Contract. For the three and six months ended June 30, 2024, we recorded $5.0 million and $7.2 million, respectively, in revenue under the BARDA Contract. As of June 30, 2025, the aggregate amount of transaction price allocated to remaining performance obligations, excluding unexercised contract options, was $71.6 million. We expect to recognize this amount as revenue through February 2028.

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

Certain of the rights subject to the license provided by us under the Merck Agreement were obtained by us from Sanofi, a French corporation (“Sanofi”), pursuant to that certain License Agreement entered into as of July 1, 2021 (“Sanofi In-License Agreement”) between us and Sanofi, and a portion of the upfront payment and royalties received by us under the Merck Agreement may be payable to Sanofi under the terms of the Sanofi In-License Agreement.

As part of their strategic collaboration, ModeX and Merck have put in place a research plan to manage research and other development activities related to the development of a Vaccine or Product including a joint steering committee to facilitate the research program. As part of the research plan, they will use a third-party contract development and manufacturing organization to carry out such activities unless otherwise agreed. Development costs incurred by ModeX in furtherance of these development activities will be reimbursed by Merck. To date, we have spent $26.5 million of development costs related to the Epstein -Barr Virus, for which Merck has provided, or will provide, reimbursement.

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

EirGen received an initial upfront payment of $5 million and is eligible to receive an aggregate additional amount of $5 million tied to the first anniversary of the effective date of the Nicoya Agreement, as amended, of which EirGen has received $2.5 million plus accrued interest for the delayed payment. Furthermore, EirGen received the additional $2.5 million upon Nicoya’s submission of an investigational new drug (IND) application to the Center for Drug Evaluation (CDE) of China in March 2023. EirGen is also eligible to receive up to an additional aggregate amount of $115 million upon the achievement of certain development, regulatory and sales-based milestones by Nicoya for the Nicoya Product in the Nicoya Territory. EirGen is eligible to receive tiered, double-digit royalty payments at rates in the low double digits on net product sales within the Nicoya Territory and in the Nicoya Field.

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

In connection with the VFMCRP Agreement, the parties entered into a letter agreement pursuant to which EirGen granted to VFMCRP an exclusive option (the “Option”) to acquire an exclusive license under certain EirGen patents and technology to use, import, offer for sale, sell, distribute and commercialize the Product in the U.S. solely for the treatment of SHPT in dialysis patients with CKD and vitamin D insufficiency (the “Dialysis Indication”). Upon exercise of the Option, VFMCRP has agreed to reimburse EirGen for all the development costs incurred by EirGen with respect to the Product for the Dialysis Indication in the U.S. VFMCRP would also pay EirGen up to an additional aggregate amount of $555 million of sales-based milestones upon the achievement of certain milestones and would be obligated to pay royalties at percentage rates that range from the mid-teens to the mid-twenties on sales of the Product in the U.S. for the Dialysis Indication. To date, VFMCRP has not exercised the Option.

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

We recognized the non-refundable $295.0 million upfront payments as revenue as the research and development services were completed. As of June 30, 2025 and December 31, 2024, we had no contract liabilities related to the Pfizer Transaction.

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

•
Cost of product revenue: Represents the direct costs of manufacturing and distributing pharmaceutical products, including raw materials, manufacturing overhead, and distribution costs.
•
Selling, general and administrative (SG&A) expenses: Encompasses operating expenses such as salaries, marketing and advertising costs, and administrative overhead.
•
Research and development (R&D) expenses: Incurred in developing new pharmaceutical products, including costs related to research, clinical trials, and regulatory approvals.
•
Intangible asset amortization: Represents the periodic expensing of acquired intangible assets, such as patents and licenses.
•
Depreciation: Relates to the depreciation of property, plant, and equipment used in the segment's operations.

For the diagnostics segment:

•
Cost of service revenue: Includes the direct costs of providing diagnostic testing services, such as laboratory supplies, equipment costs, and labor costs.
•
Selling, general and administrative (SG&A) expenses: Similar to the Pharmaceuticals segment, includes salaries, marketing expenses, and administrative overhead.
•
Research and development (R&D) expenses: Incurred in developing new diagnostic products and services, including costs related to research, clinical studies, regulatory submissions, and new technology development.
•
Intangible asset amortization: Represents the periodic expensing of acquired intangible assets, such as intellectual property and customer relationships.
•
Depreciation: Relates to the depreciation of property, plant, and equipment used in the segment's operations.

The tables below present information about reported segments, unallocated corporate operations as well as geographic information for the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2025	2024	2025	2024
Revenue from services:
Pharmaceutical	$—	$—	$—	$—
Diagnostics	101,101	129,395	203,945	256,286
Corporate	—	—	—	—
	$101,101	$129,395	$203,945	$256,286
Revenue from products:
Pharmaceutical	$40,743	$40,485	$75,585	$78,532
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$40,743	$40,485	$75,585	$78,532
Revenue from transfer of intellectual property and other:
Pharmaceutical	$14,963	$12,306	$27,229	$21,054
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$14,963	$12,306	$27,229	$21,054
Cost of revenue:
Pharmaceutical	$25,022	$23,455	$47,836	$45,199
Diagnostics	82,383	107,078	166,901	216,952
Corporate	—	—	—	—
	$107,405	$130,533	$214,737	$262,151
Gross margin:
Pharmaceutical	$30,684	$29,336	$54,977	$54,387
Diagnostics	18,718	22,317	37,044	39,334
Corporate	—	—	—	—
	$49,402	$51,653	$92,021	$93,721
Selling, general and administrative:
Pharmaceutical	$13,197	$14,062	$25,907	$29,103
Diagnostics	33,369	44,502	71,325	90,262
Corporate	13,031	10,257	21,451	19,623
	$59,597	$68,821	$118,683	$138,988
Research and development:
Pharmaceutical	$29,778	$23,686	$60,016	$44,933
Diagnostics	484	386	1,022	1,052
Corporate	80	10	145	35
	$30,342	$24,082	$61,183	$46,020
Amortization of intangible assets:
Pharmaceutical	$16,415	$16,408	$32,525	$32,851
Diagnostics	3,029	4,012	6,779	9,005
Corporate	—	—	—	—
	$19,444	$20,420	$39,304	$41,856
Segment operating loss:
Pharmaceutical	$(28,706)	$(24,820)	$(63,470)	$(52,500)
Diagnostics	(18,164)	(26,583)	(42,082)	(60,985)
Corporate	(13,111)	(10,267)	(21,596)	(19,658)
	$(59,981)	$(61,670)	$(127,148)	$(133,143)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Depreciation and amortization:
Pharmaceutical	$18,142	$17,905	$35,930	$35,856
Diagnostics	4,885	6,250	10,584	14,118
Corporate	—	—	—	—
	$23,027	$24,155	$46,514	$49,974
Revenues:
United States	$114,884	$141,717	$231,091	$277,759
Ireland	11,742	9,842	17,221	19,065
Chile	16,003	17,602	30,535	32,491
Spain	6,724	5,872	13,164	11,531
Israel	139	441	212	601
Mexico	6,297	5,908	12,526	12,991
Other	1,018	804	2,010	1,434
	$156,807	$182,186	$306,759	$355,872

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

	June 30,	December 31,
(In thousands)	2025	2024
Assets:
Pharmaceutical	$1,343,706	$1,359,270
Diagnostics	476,218	493,898
Corporate	153,065	347,044
	$1,972,989	$2,200,212
Goodwill:
Pharmaceutical	$320,743	$309,545
Diagnostics	163,442	219,707
	$484,185	$529,252

No customer represented more than 10% of our total consolidated revenue for the six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, no customer represented more than 10% of our accounts receivable balance.

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

The following table presents the lease balances within the Condensed Consolidated Balance Sheet as of June 30, 2025 and December 31, 2024:

(in thousands)	Classification on the Balance Sheet	June 30, 2025	December 31, 2024
Assets
Operating lease assets	Operating lease right-of-use assets	$46,627	$54,003
Finance lease assets	Property, plant and equipment, net	5,255	5,743

Liabilities
Current
Operating lease liabilities	Current maturities of operating leases	9,919	12,649
Accrued expenses	Current maturities of finance leases	1,566	1,679
Long-term
Operating lease liabilities	Operating lease liabilities	37,291	48,849
Other long-term liabilities	Finance lease liabilities	$3,689	$4,064

Weighted average remaining lease term
Operating leases (in years)		6.6	6.4
Finance leases (in years)		7.6	7.1
Weighted average discount rate
Operating leases		6.8%	6.6%
Finance leases		5.0%	5.3%

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on our Condensed Consolidated Balance Sheet as of June 30, 2025:

(in thousands)	Operating	Finance
July 1, 2025 through December 31, 2025	$5,388	$920
2026	9,716	1,401
2027	8,541	894
2028	8,008	264
2029	7,283	257
Thereafter	19,071	2,029
Total undiscounted future minimum lease payments	58,007	5,765
Less: Difference between lease payments and discounted lease liabilities	10,797	510
Total lease liabilities	$47,210	$5,255

Expense under operating leases and finance leases was $13.0 million and $0.6 million, respectively, for the six months ended June 30, 2025, which included $0.7 million of variable lease costs. Expense under operating leases and finance leases was $9.2 million and $1.3 million, respectively, for the six months ended June 30, 2024, which included $1.0 million of variable lease costs. Operating lease costs and finance lease costs are included within Operating loss in the Condensed Consolidated Statement of Operations. Short-term lease costs were not material.

Supplemental cash flow information is as follows:

	For the six months ended June 30,
(in thousands)	2025	2024
Operating cash out flows from operating leases	$7,711	$9,113
Operating cash out flows from finance leases	111	238
Financing cash out flows from finance leases	566	1,268
Total	$8,388	$10,619

NOTE 17 SUBSEQUENT EVENTS

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

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

Our diagnostics business, BioReference Health, LLC (“BioReference”), is a highly specialized laboratory in the United States, with a sales and marketing team focused on growth and new product integration, including the 4Kscore® prostate cancer test. BioReference® offers a broad spectrum of diagnostic testing services for oncology, urology (4Kscore), and corrections nationwide, setting new standards with our industry-leading turnaround times. BioReference also provides comprehensive clinical and women’s health testing in New York and New Jersey. Our test offerings are backed by a team of board-certified medical professionals and driven by the latest healthcare guidelines and standards marketed directly to physicians, geneticists, hospitals, clinics, correctional facilities, and other healthcare providers. As described below, we entered into agreements with Laboratory Corporation of America Holdings (“Labcorp”) in 2024 and 2025 for the sale of certain BioReference assets, including its oncology testing services.

The Company maintains established, revenue-generating pharmaceutical platforms in Spain, Ireland, Chile, and Mexico, contributing to positive cash flow and facilitating market entry for our development pipeline. In addition to these platforms, we operate a global pharmaceutical development and commercial supply company, and a global supply chain operation.

RECENT DEVELOPMENTS

Tariffs and Trading Relationships.

In April 2025, the U.S. government announced a series of tariffs on products imported from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits, including China. Certain of these tariffs have been stayed or otherwise modified, and, since April 2025, the U.S. government has continued to announce new or revised tariffs. Increased tariffs by the United States have led and may continue to lead to the imposition of retaliatory tariffs by foreign jurisdictions. Additionally, the U.S. government has announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. Current uncertainties about tariffs and their effects on trading relationships may affect costs for and availability of raw materials or contribute to inflation in the markets in which we operate. Although we are continuing to monitor the economic effects of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs remain uncertain.

Stock Repurchase Program

On April 4, 2025, the Company announced that its Board of Directors authorized an increase of $100.0 million to the Company's existing Common Stock repurchase program, originally established on July 18, 2024, bringing its aggregate capacity to $200.0 million. As previously reported in the Form 10-K for the year ended December 31, 2024, the Company had repurchased 25,825,785 shares at an average price per share of $1.56, for a cost of approximately $40.2 million. An additional 13,646,344 shares were repurchased at an average price per share of $1.33, for a cost of approximately $18.3 million during the six months ended June 30, 2025. As of June 30, 2025, the total cost of repurchases under the program was approximately $58.5 million.

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

RESULTS OF OPERATIONS

Foreign Currency Exchange Rates

Approximately 24.5% of our revenue for the six months ended June 30, 2025, was denominated in currencies other than the U.S. Dollar (USD). This compares to 21.7% for the same period in 2024. Our financial statements are reported in USD; therefore, fluctuations in exchange rates affect the translation of foreign-denominated revenue and expenses. During the six months ended June 30, 2025 and the year ended December 31, 2024, our most significant currency exchange rate exposures were to the Chilean Peso and Euro. Gross accumulated currency translation adjustments, recorded as a separate component of shareholders’ equity, totaled $21.3 million and $52.7 million at June 30, 2025 and December 31, 2024, respectively.

We are subject to foreign currency transaction risk due to fluctuations in exchange rates between the time a transaction is initiated and settled. To mitigate this risk, we use foreign currency forward contracts. These contracts fix an exchange rate, allowing us to offset potential losses (or gains) caused by exchange rate changes at the settlement date. As of June 30, 2025, we held $12.0 million in open foreign exchange forward contracts related to inventory purchases on letters of credit, compared to zero open contracts as of December 31, 2024.

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

Our consolidated (loss) from operations for the three months ended June 30, 2025 and 2024 was as follows:

	For the three months ended June 30,
(In thousands)	2025	2024	Change	% Change
Revenues:
Revenue from services	$101,101	$129,395	$(28,294)	(22)%
Revenue from products	40,743	40,485	258	1%
Revenue from transfer of intellectual property and other	14,963	12,306	2,657	22%
Total revenues	156,807	182,186	(25,379)	(14)%
Costs and expenses:
Cost of revenue	107,405	130,533	(23,128)	(18)%
Selling, general and administrative	59,597	68,821	(9,224)	(13)%
Research and development	30,342	24,082	6,260	26%
Amortization of intangible assets	19,444	20,420	(976)	(5)%
Total costs and expenses	216,788	243,856	(27,068)	(11)%
Loss from operations	$(59,981)	$(61,670)	$1,689	3%

Diagnostics

	For the three months ended June 30,
(In thousands)	2025	2024	Change	% Change
Revenues
Revenue from services	$101,101	$129,395	$(28,294)	(22)%
Total revenues	101,101	129,395	(28,294)	(22)%
Costs and expenses:
Cost of revenue	82,383	107,078	(24,695)	(23)%
Selling, general and administrative	33,369	44,502	(11,133)	(25)%
Research and development	484	386	98	25%
Amortization of intangible assets	3,029	4,012	(983)	(25)%
Total costs and expenses	119,265	155,978	(36,713)	(24)%
Loss from operations	$(18,164)	$(26,583)	$8,419	32%

Revenue. Revenue from services for the three months ended June 30, 2025 decreased by approximately $28.3 million, a decrease of 21.9% compared to the same period in 2024. The decrease resulted from revenue reductions totaling $35.6 million, composed of $25.5 million due to the absence of revenue following the sale of certain of BioReference's lab operations to Labcorp in September 2024 (the “BioReference Transaction”) and $10.1 million from lower clinical test volume in continuing operations. These decreases were partially offset by a $7.3 million increase attributed to higher clinical test reimbursement rates.

Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue for the period during which the related services are rendered. For the three months ended June 30, 2025, we recorded $0.8 million of positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods mainly due to the composition of client pay mix. For the three months ended June 30, 2024, we recorded $1.4 million of negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods mainly due to the composition of client pay mix.

The composition of revenue from services by payor for the three months ended June 30, 2025 and 2024 was as follows:

	Three months ended June 30,
(In thousands)	2025	2024
Healthcare insurers	$58,478	$78,808
Government payers	17,102	21,234
Client payers	23,168	25,061
Patients	2,353	4,292
Total	$101,101	$129,395

Cost of revenue. Cost of revenue for the three months ended June 30, 2025 decreased $24.7 million, a decrease of 23.1% compared to the three months ended June 30, 2024. The decrease related predominantly to our disposition of certain lab operations in the BioReference Transaction. These divested operations had incurred $23.4 million in cost of revenue for the three months ended June 30, 2024, costs which did not recur for the comparable 2025 period. The remaining decrease primarily reflects lower employee headcount, resulting from both the divestiture and ongoing cost-reduction initiatives at BioReference, as well as changes in the testing mix for the ongoing operations.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2025 and 2024 were $33.4 million and $44.5 million, respectively, representing a decrease of 25.0% from the prior period. The decrease was primarily driven by the absence of $9.1 million in costs associated with divested operations (which had been incurred for the three months ended June 30, 2024), and lower employee-related expenses resulting from continued cost-reduction initiatives.

Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Three months ended June 30,
(In thousands)	2025	2024
Research and development employee-related expenses	$310	$331
Other internal research and development expenses	174	55
Total research and development expenses	$484	$386

The increase in research and development expenses for the three months ended June 30, 2025 as compared to 2024 was primarily due to changes in ongoing research and development activities offset by a decrease in employee-related expenses as a result of the continued cost-reduction initiatives implemented at BioReference.

Amortization of intangible assets. Amortization of intangible assets was $3.0 million and $4.0 million, respectively, for the three months ended June 30, 2025 and 2024. This decrease was primarily due to the removal of amortizable intangible assets associated with the lab operations divested in September 2024 and held for sale assets included in the Oncology Transaction.

Pharmaceuticals

	For the three months ended June 30,
(In thousands)	2025	2024	Change	% Change
Revenues:
Revenue from products	$40,743	$40,485	$258	1%
Revenue from transfer of intellectual property and other	14,963	12,306	2,657	22%
Total revenues	55,706	52,791	2,915	6%
Costs and expenses:
Cost of revenue	25,022	23,455	1,567	7%
Selling, general and administrative	13,197	14,062	(865)	(6)%
Research and development	29,778	23,686	6,092	26%
Amortization of intangible assets	16,415	16,408	7	0%
Total costs and expenses	84,412	77,611	6,801	9%
Loss from operations	$(28,706)	$(24,820)	$(3,886)	(16)%

Revenue from products. Revenue from products for the three months ended June 30, 2025 increased $0.3 million or 0.6%, compared to the three months ended June 30, 2024. The increase was primarily driven by higher sales volume in certain international operations, which contributed an increase of $1.9 million. This positive impact was partially offset by a $1.6 million reduction in sales volume from our Chilean subsidiary, attributable to a mild winter season.

Revenue from transfer of intellectual property and other. Revenue from intellectual property and other increased by $2.7 million to $15.0 million for the three months ended June 30, 2025, from $12.3 million in the same period last year. This growth was primarily driven by a $1.5 million increase from the BARDA Contract (as defined and described in Note 14 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q), with revenue of $6.5 million for the three months ended June 30, 2025 compared to $5.0 million in the 2024 period. Additionally, contract manufacturers' commercial milestones contributed a $2.0 million increase, rising to $2.3 million from $0.3 million in the prior year. These gains were partially offset by a $0.2 million reduction in gross profit share and royalty payments from NGENLA (Somatrogon) and Pfizer's Genotropin® (Somatropin), which totaled $6.1 million for the three months ended June 30, 2025 compared to $6.3 million in 2024.

Cost of revenue. Cost of revenue for the three months ended June 30, 2025 increased $1.6 million, an increase of 6.7%, compared to the three months ended June 30, 2024. The increase was primarily driven by higher costs associated with increased sales volume from certain of our international subsidiaries and higher inventory costs from our Chilean subsidiary, which resulted from higher prices from foreign suppliers. Additionally, unfavorable foreign currency exchange rates contributed to the increase, raising costs by $0.2 million compared to the prior year period.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) for the three months ended June 30, 2025 and 2024 were $13.2 million and $14.1 million, respectively, a decrease of 6.2% from the prior year period. The decrease was primarily driven by lower employee-related expenses, mainly associated with Rayaldee commercial operations and also from our international operations.

Research and development expenses. Research and development expenses for the three months ended June 30, 2025 and 2024 were $29.8 million and $23.7 million, respectively, an increase of 25.7% from the prior year period. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Three months ended June 30,
(In thousands)	2025	2024
External expenses:
Manufacturing expense for biological products	$10,999	$8,307
Phase 3 studies	15	141
Post-marketing studies	6	145
Earlier-stage programs	8,524	8,496
Research and development employee-related expenses	10,173	9,174
Other internal research and development expenses	1,848	1,897
Third-party grants and funding from collaboration agreements	(1,787)	(4,474)
Total research and development expenses	$29,778	$23,686

Research and development expenses for the three months ended June 30, 2025 increased primarily due to higher expenses at ModeX, driven by growth in our BARDA collaboration and advancements and expansion in our early-stage programs. This increase also reflected higher employee costs due to an increase in headcount.

Amortization of intangible assets. Amortization of intangible assets was $16.4 million for both the three months ended June 30, 2025 and 2024. The expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years.

Corporate

	For the three months ended June 30,
(In thousands)	2025	2024	Change	% Change
Costs and expenses:
Selling, general and administrative	$13,031	$10,257	$2,774	27%
Research and development	80	10	70	700%
Total costs and expenses	13,111	10,267	2,844	28%
Loss from operations	$(13,111)	$(10,267)	$(2,844)	(28)%

Operating loss for our unallocated corporate operations was $13.1 million for the three months ended June 30, 2025, compared to $10.3 million for the same period in 2024. This increase was primarily due to higher employee-related expenses, and principally reflects general and administrative expenses incurred in connection with our corporate operations.

Other

Interest income. Interest income for the three months ended June 30, 2025 and 2024 was $3.3 million and $0.4 million, respectively. The increase in interest income is driven by interest earned on our larger cash investment.

Interest expense. Interest expense increased to $70.3 million for the three months ended June 30, 2025, compared to $8.2 million in the same period of 2024. The increase was attributable to the amortization of $54.7 million in unamortized debt discount and $4.4 million in debt issuance costs related to the Note Exchange Transactions (as defined in Note 7 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q). In addition, interest expense was impacted by $3.4 million interest incurred on the 2029 Convertible Notes and the 2044 Notes, including amortization of deferred financing and debt issuance costs.

Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the three months ended June 30, 2025 and 2024, was $16.0 thousand and $1.0 thousand of income, respectively. Derivative income was principally related to foreign currency forward exchange contracts at OPKO Chile.

Other income (expense), net. Other income (expense), net decreased by $94.4 million to $35.5 million expense for the three months ended June 30, 2025, compared to $58.9 million in income during the prior year period. This was primarily driven by $60.5 million in income recorded in the prior year period as a result of the change in the fair value of our investment in GeneDx Holdings (as defined in Note 6 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q), which did not recur in the current period. Additionally, the three months ended June 30, 2025, included $32.6 million in inducement expense related to the Note Exchange Transactions (as defined in Note 6 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q). Furthermore, a foreign currency loss of $2.6 million was recorded for the 2025 period, compared with a $1.3 million loss in the 2024 period.

Income tax benefit. Our income tax benefit for the three months ended June 30, 2025 and 2024 was $14.1 million and $0.3 million, respectively. For the three months ended June 30, 2025 and 2024, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and operating results in tax jurisdictions which do not result in a tax benefit.

Loss from investments in investees. We have invested in certain early-stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as an equity holder. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses Loss from investments in investees was $0.0 thousand and $1.0 thousand for the three months ended June 30, 2025 and 2024, respectively.

FOR THE six months ended June 30, 2025 and 2024

Our consolidated (loss) from operations for the six months ended June 30, 2025 and 2024 was as follows:

	For the six months ended June 30,
(In thousands)	2025	2024	Change	% Change
Revenues:
Revenue from services	$203,945	$256,286	$(52,341)	(20)%
Revenue from products	75,585	78,532	(2,947)	(4)%
Revenue from transfer of intellectual property and other	27,229	21,054	6,175	29%
Total revenues	306,759	355,872	(49,113)	(14)%
Costs and expenses:
Cost of revenue	214,737	262,151	(47,414)	(18)%
Selling, general and administrative	118,683	138,988	(20,305)	(15)%
Research and development	61,183	46,020	15,163	33%
Amortization of intangible assets	39,304	41,856	(2,552)	(6)%
Total costs and expenses	433,907	489,015	(55,108)	(11)%
Loss from operations	$(127,148)	$(133,143)	$5,995	5%

Diagnostics

	For the six months ended June 30,
(In thousands)	2025	2024	Change	% Change
Revenues
Revenue from services	$203,945	$256,286	$(52,341)	(20)%
Total revenues	203,945	256,286	(52,341)	(20)%
Costs and expenses:
Cost of revenue	166,901	216,952	(50,051)	(23)%
Selling, general and administrative	71,325	90,262	(18,937)	(21)%
Research and development	1,022	1,052	(30)	(3)%
Amortization of intangible assets	6,779	9,005	(2,226)	(25)%
Total costs and expenses	246,027	317,271	(71,244)	(22)%
Loss from operations	$(42,082)	$(60,985)	$18,903	31%

Revenue. Revenue from services for the six months ended June 30, 2025 decreased by approximately $52.3 million, a decrease of 20.4% compared to the same period in 2024. The decrease resulted from revenue reductions totaling $71.0 million, composed of $52.4 million due to the absence of revenue following the BioReference Transaction and $18.6 million from lower clinical test volume in continuing operations. These decreases were partially offset by an $18.7 million increase attributed to higher clinical test reimbursement rates.

Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue for the period during which the related services are rendered. For the six months ended June 30, 2025, we recorded $0.7 million of negative revenue adjustments due to changes in estimated implicit price concessions for services provided in prior periods, primarily due to shifts in the composition of our client mix. For the six months ended June 30, 2024, we recorded $0.9 million of negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods mainly due to the composition of patient pay mix.

The composition of revenue from services by payor for the six months ended June 30, 2025 and 2024 was as follows:

	Six months ended June 30,
(In thousands)	2025	2024
Healthcare insurers	$116,130	$153,416
Government payers	34,257	43,193
Client payers	48,448	50,749
Patients	5,110	8,928
Total	$203,945	$256,286

Cost of revenue. Cost of revenue for the six months ended June 30, 2025 decreased $50.1 million, a decrease of 23.1% compared to the six months ended June 30, 2024. The decrease related predominantly to our disposition of certain lab operations in the BioReference Transaction. These divested operations had incurred $47.9 million in cost of revenue for the six months ended June 30, 2024, costs which did not recur for the comparable 2025 period. The remaining decrease primarily reflects lower employee headcount, resulting from both the divestiture and ongoing cost-reduction initiatives at BioReference, as well as changes in the testing mix for the ongoing operations.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2025 and 2024 were $71.3 million and $90.3 million, respectively, representing a decrease of 21.0% from the prior period. The decrease was primarily driven by the absence of $19.1 million in costs associated with divested operations (which had been incurred for the six months ended June 30, 2024), and lower employee-related expenses resulting from continued cost-reduction initiatives. These favorable impacts, which reduced ongoing expenses, were partially offset by $4.7 million in one-time costs recorded for the six months ended June 30, 2025 related to adjustments to the useful life of certain operating leases.

Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Six months ended June 30,
	2025	2024
Research and development employee-related expenses	$630	$674
Other internal research and development expenses	392	378
Total research and development expenses	$1,022	$1,052

The decrease in research and development expenses for the six months ended June 30, 2025 as compared to 2024 was primarily due to a decrease in employee-related expenses as a result of the continued cost-reduction initiatives implemented at BioReference.

Amortization of intangible assets. Amortization of intangible assets was $6.8 million and$9.0 million, respectively, for the six months ended June 30, 2025 and 2024. This decrease is primarily due to the removal of amortizable intangible assets associated with the lab operations divested in September 2024 and held for sale assets included in the Oncology Transaction.

Pharmaceuticals

	For the six months ended June 30,
(In thousands)	2025	2024	Change	% Change
Revenues:
Revenue from products	$75,585	$78,532	$(2,947)	(4)%
Revenue from transfer of intellectual property and other	27,229	21,054	6,175	29%
Total revenues	102,814	99,586	3,228	3%
Costs and expenses:
Cost of revenue	47,836	45,199	2,637	6%
Selling, general and administrative	25,907	29,103	(3,196)	(11)%
Research and development	60,016	44,933	15,083	34%
Amortization of intangible assets	32,525	32,851	(326)	(1)%
Total costs and expenses	166,284	152,086	14,198	9%
Loss from operations	$(63,470)	$(52,500)	$(10,970)	21%

Revenue from products. Revenue from products for the six months ended June 30, 2025 decreased $2.9 million or 3.8%, compared to the six months ended June 30, 2024. The decrease was primarily driven by unfavorable foreign exchange fluctuations impacting our international operations by approximately $1.9 million, a $0.6 million reduction in Rayaldee sales, and unfavorable impacts from the timing of customer orders and product mix.

Revenue from transfer of intellectual property and other. Revenue from intellectual property and other increased by $6.2 million to $27.2 million for the six months ended June 30, 2025, from $21.1 million in the same period last year. This increase was primarily driven by a $6.3 million increase from the BARDA Contract (as defined and described in Note 14 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q), with revenue recognized under the contract totaling $13.5 million for the six months ended June 30, 2025 compared to $7.2 million in the 2024 period. Additionally, contract manufacturers' commercial milestones contributed a $2.5 million increase, rising to $2.9 million from $0.4 million in the prior year. These gains were partially offset by a $1.3 million reduction in gross profit share and royalty payments from NGENLA (Somatrogon) and Pfizer's Genotropin® (Somatropin), which totaled $10.6 million for the six months ended June 30, 2025 compared to $11.9 million in 2024.

Cost of revenue. Cost of revenue for the six months ended June 30, 2025 increased $2.6 million, an increase of 5.8%, compared to the six months ended June 30, 2024. This increase was primarily driven by an unfavorable shift in product mix from our international subsidiaries and higher inventory costs from our Chilean subsidiary, which resulted from higher prices from foreign suppliers. This was partially offset by favorable foreign currency exchange rates, which reduced costs by $0.4 million compared to the prior year period.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) for the six months ended June 30, 2025 and 2024 were $25.9 million and $29.1 million, respectively, a decrease of 11.0% from the prior year period. This decrease was primarily driven by lower employee-related expenses, including $2.4 million associated with Rayaldee commercial operations and reductions from our international operations. Additionally, SG&A benefited from a $0.2 million favorable impact of foreign currency exchange fluctuations.

Research and development expenses. Research and development expenses for the six months ended June 30, 2025 and 2024 were $60.0 million and $44.9 million, respectively, an increase of 33.6% from the prior year period. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Six months ended June 30,
(In thousands)	2025	2024
External expenses:
Manufacturing expense for biological products	$23,901	$13,235
Phase III studies	49	648
Post-marketing studies	38	288
Earlier-stage programs	15,164	18,023
Research and development employee-related expenses	19,792	17,855
Other internal research and development expenses	3,933	3,939
Third-party grants and funding from collaboration agreements	(2,861)	(9,055)
Total research and development expenses	$60,016	$44,933

Research and development expenses for the six months ended June 30, 2025 increased primarily due to higher expenses at ModeX. This increase was driven by a combination of factors, including growth in our BARDA collaboration and higher employee-related expenses due to an increase in headcount.

Amortization of intangible assets. Amortization of intangible assets was $32.5 million and $32.9 million, respectively, for the six months ended June 30, 2025 and 2024. The expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years.

Corporate

	For the six months ended June 30,
(In thousands)	2025	2024	Change	% Change
Costs and expenses:
Selling, general and administrative	$21,451	$19,623	$1,828	9%
Research and development	145	35	110	314%
Total costs and expenses	21,596	19,658	1,938	10%
Loss from operations	$(21,596)	$(19,658)	$(1,938)	(10)%

Operating loss for our unallocated corporate operations for the six months ended June 30, 2025 and 2024 was $21.5 million and $19.7 million, respectively, and principally reflects general and administrative expenses incurred in connection with our corporate operations. The increase in operating loss was primarily due to higher employee-related expenses.

Other

Interest income. Interest income for the six months ended June 30, 2025 and 2024 was $8.0 million and $1.2 million, respectively. The increase in interest income is driven by interest earned on our larger cash investment.

Interest expense. Interest expense increased to $85.8 million for the six months ended June 30, 2025, compared to $15.9 million for the same period of 2024. The increase was primarily attributable to $59.1 million from the amortization of $54.7 million in unamortized debt discount and $4.4 million in debt issuance costs related to the Note Exchange Transactions (as defined in Note 7 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q). In addition, interest expense was impacted by $11.5 million interest incurred on the 2029 Convertible Notes and the 2044 Notes, including amortization of deferred financing and debt issuance costs.

Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the six months ended June 30, 2025 and 2024, was $0.3 million and $26.2 million of expense, respectively. Derivative expense was principally related to the change in fair value on the 2029 Convertible Notes (see Note 7 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information) and on foreign currency forward exchange contracts at OPKO Chile.

Other income (expense), net. Other income (expense), net decreased by $110.9 million to $30.7 million of expense for the six months ended June 30, 2025, compared to $80.2 million of income in the prior year period. The decrease is related primarily to our GeneDx (as defined in Note 6 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q) investment; we recognized $83.2 million of income in the second quarter of 2024 reflecting an increase in the fair value of our investment (primarily unrealized gains). Additionally, the six months ended June 30, 2025, included $32.6 million in inducement expense related to the Note Exchange Transactions (as defined in Note 6 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q). Furthermore, a foreign currency loss of $2.5 million was recorded for the 2025 period, compared with a $4.0 million loss in the 2024 period.

Income tax benefit. Our income tax benefit for the six months ended June 30, 2025 and 2024 was $19.8 million and $1.6 million, respectively. For the six months ended June 30, 2025 and 2024, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and operating results in tax jurisdictions which do not result in a tax benefit.

Loss from investments in investees. We have invested in certain early-stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as an equity holder. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses. Loss from investments in investees was $9.0 thousand and $3.0 thousand for the six months ended June 30, 2025 and 2024, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2025, we had cash, cash equivalents and restricted cash of approximately $285.4 million. Cash used in operations of $118.0 million for the six months ended June 30, 2025 principally reflected general and administrative expenses related to our corporate operations, research and development activities and sales and marketing activities related to our pharmaceutical and diagnostic business. Cash from investing activities was $37.7 million for the six months ended June 30, 2025 primarily reflected proceeds from the sale of equity securities, offset by an $7.7 million investment in Entera and capital expenditures of $6.5 million. Cash used in financing activities for the six months ended June 30, 2025 of $83.5 million primarily reflected net borrowings on our lines of credit. We have historically not generated sustained positive cash flow sufficient to offset our operating and other expenses, and our primary sources of cash have been from the public and private placement of equity and debt, as well as credit facilities available to us.

On April 4, 2025, the Company announced that its Board of Directors has authorized an increase of $100.0 million to the Company’s existing Common Stock repurchase program, bringing the aggregate capacity of the program to $200.0 million. Approximately $58.5 million shares of Common Stock has been repurchased under the existing program since its authorization in July 2024. Under this program, the Company may repurchase shares from time to time through various methods, including open market purchases, block trades, privately negotiated transactions, accelerated share repurchases, as well as pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Exchange Act, and otherwise in compliance with applicable laws. The timing and amount of any repurchases is subject to general market conditions, the Company's capital management, investment opportunities, and other factors. The repurchase program does not obligate the Company to repurchase any specific number of shares, has no time limit, and may be modified, suspended, or discontinued at any time at the Company's discretion.

On April 1, 2025, the Company consummated the Note Exchange Transactions related to its 2029 Convertible 144A Notes. Agreements were entered into with certain institutional holders on March 27 and March 28, 2025, and the exchange transactions closed on April 1, 2025. In total, the Company exchanged $159,221,000 aggregate principal amount of the 2029 Convertible 144A Notes for 121,437,998 shares of Common Stock and cash payments totaling approximately $63.5 million, inclusive of accrued and unpaid interest. The exchanged 2029 Convertible 144A Notes were subsequently retired.

On March 10, 2025, the Company and BioReference entered into an agreement with Labcorp, pursuant to which Labcorp has agreed to acquire BioReference's oncology and related clinical testing services assets. The transaction is expected to close in the second half of 2025, with Labcorp paying up to $225 million in cash consideration, including $192.5 million in cash at closing and up to $32.5 million in cash in performance-based contingent consideration.

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

ModeX and Merck have established a strategic collaboration with a detailed research plan to guide the development of such a vaccine or related product. This plan includes the creation of a joint steering committee, and the potential use of third-party contract development and manufacturing organization to carry out such activities unless otherwise agreed. Merck will reimburse ModeX for development costs incurred as part of this research plan. To date, we have incurred $26.5 million of development costs related to the Epstein-Barr Virus, which Merck has reimbursed in full.

In September 2024, ModeX entered into the BARDA Amendment which increased funding by $26.9 million, for the ongoing development, manufacturing, and execution of a Phase 1 clinical trial for a next-generation MSTAR multispecific antibody with broad neutralizing activity against known variants of SARS-CoV-2. The BARDA Amendment also included BARDA's exercise of an option for the development of a multispecific protein antibody for influenza or another pathogen, with the additional funding allocated to cover the expanded work. These modifications increased the total value of the BARDA Contract to $110.0 million, with a potential value, of $205.0 million if BARDA exercises all options thereunder to expand ModeX's services. The BARDA Contract covers a five-year period through February 2028. We expect this funding will support the development of a second novel multispecific antibody to SARS-CoV-2, from preclinical through Phase 1 trials, as well as preclinical work on gene-based expression of multispecific antibodies to SARS-CoV-2, including mRNA and/or DNA vectors. In addition, ModeX will begin development of influenza multispecifics with gene and/or protein delivery modalities. As of June

30, 2025, the aggregate amount remaining to be funded by BARDA, which is subject to performance obligations and excluding unexercised contract options, was $71.6 million.

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

As of June 30, 2025, the total commitments under our lines of credit with financial institutions in Chile and Spain were $30.9 million, of which $12.5 million was drawn as of June 30, 2025. On June 30, 2025, the weighted average interest rate on these lines of credit was approximately 5.5%. These lines of credit are short-term and are used primarily as a source of working capital. The highest aggregate principal balance at any time outstanding during the six months ended June 30, 2025 was $14.3 million. We intend to continue to draw under these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.

Our liquidity will be impacted by the successful achievement of various milestones and the generation of royalty revenues under our existing collaboration and licensing agreements. As of June 30, 2025, the potential payments from these agreements are as follows:

Merck Agreement:

•
Received an initial payment of $50.0 million.
•
Eligible for up to an additional $860.0 million upon achieving certain commercial and development milestones under several indications.
•
Potential for tiered royalty payments ranging from high single digits to low double digits upon achieving certain sales targets of the Product.
•
On January 7, 2025, a $12.5 million milestone payment was triggered by the dosing of the first participant in a Phase 1 study for an EBV vaccine candidate.

Restated Pfizer Agreement:

•
Eligible to receive $275.0 million upon achieving certain regulatory milestones, which includes (i) $90 million triggered by FDA approval in the United States and (ii) $85 million due to the commencement of sales of NGENLA (Somatrogon) in Europe and Japan, which we received in 2022.
•
Eligible to receive regional, tiered gross profit sharing for both Somatrogon (hGH-CTP) and Pfizer’s Genotropin®.

VFMCRP Agreement:

•
Entitled to receive up to an additional $15 million in regulatory milestones.
•
Entitled to receive $200 million in milestone payments tied to the launch, pricing, and sales of Rayaldee.
•
Received a $7 million regulatory milestone payment in the first quarter of 2023, triggered by the German price approval for Rayaldee.
•
Recognized a $3 million regulatory milestone payment in 2022 following the first sale of Rayaldee in Europe.
•
Eligible to receive tiered, double-digit royalty payments.

Nicoya Agreement:

•
Received an initial upfront payment of $5 million.
•
Eligible to receive an aggregate of $5 million tied to the first anniversary of the effective date of the Nicoya Agreement, of which $2.5 million has been received.
•
Received an additional $2.5 million upon Nicoya’s submission of the investigational new drug application to the Center for Drug Evaluation of China in March 2023.
•
Eligible to receive up to an additional aggregate amount of $115 million upon achieving certain development, regulatory, and sales-based milestones by Nicoya for the Nicoya Product in the Nicoya Territory.

•
Eligible to receive tiered, double-digit royalty payments at rates in the low double digits on net product sales within the Nicoya Territory and in the Nicoya Field.

The timing and ultimate receipt of these milestone and royalty payments are subject to the achievement of the specified events and certain risks and uncertainties inherent in drug development and commercialization. For further discussion of these risks, please refer to “Item 1A-Risk Factors” of the Form 10-K for the year ended December 31, 2024.

We believe that the cash, cash equivalents and restricted cash on hand on June 30, 2025 are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements, and the timing of those requirements, will depend on a number of factors, including the approval and success of our products and products in development, particularly our long acting Somatrogon (hGH-CTP) for which we have received approval in over 50 markets, including the United States, Europe, Japan, Australia and Canada, the commercial success of Rayaldee, BioReference’s financial performance, possible acquisitions and dispositions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and results of government investigations, payor claims, existing legal proceedings (including the ITA litigation) and those that may arise in the future. We have historically not generated sustained positive cash flow and if we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions or reduce our marketing or sales efforts or cease operations.

The following table provides information as of June 30, 2025, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations	Remaining six months ending
(In thousands)	December 31, 2025	2026	2027	2028	2029	Thereafter	Total
Open purchase orders	$27,366	$4,959	$415	$—	$—	$—	$32,740
Operating leases	5,257	8,960	7,396	6,528	5,684	13,385	47,210
Finance leases	818	1,323	840	214	211	1,849	5,255
2029 and 2033 Convertible Notes	—	—	—	—	80,416	50	80,466
2044 notes	—	—	—	—	—	246,012	246,012
Mortgages and other debts payable	897	1,131	862	880	521	—	4,291
Lines of credit	14,024	—	—	—	—	—	14,024
Interest commitments	2,368	4,670	4,652	4,647	193	—	16,530
Total	$50,730	$21,043	$14,165	$12,269	$87,025	$261,296	$446,528

The preceding table does not include information with respect to the amounts of obligations that are not currently determinable, including the following:

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

Approximately 24.5% of our revenue for the six months ended June 30, 2025, was denominated in currencies other than the U.S. Dollar (USD). This compares to 21.7% for the same period in 2024. Our financial statements are reported in USD; therefore, fluctuations in exchange rates affect the translation of foreign-denominated revenue and expenses. During the six months ended June 30, 2025 and the year ended December 31, 2024, our most significant currency exchange rate exposures were to the Chilean Peso and Euro. Gross accumulated currency translation adjustments, recorded as a separate component of shareholders’ equity, totaled $21.3 million and $52.7 million at June 30, 2025 and December 31, 2024, respectively. For information on such open foreign exchange forward contracts for the six months ended June 30, 2025 and 2024 see “Management’s Discussion and Analysis—Results of Operations— Foreign Currency Exchange Rates.” We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price, or equity price risk.

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

At June 30, 2025, we had cash, cash equivalents and restricted cash of $285.4 million. The weighted average interest rate related to our cash, cash equivalents and restricted cash for the six months ended June 30, 2025 was approximately 2.2%. As of June 30, 2025, the principal outstanding balance under our Chilean and Spanish lines of credit was $12.5 million in the aggregate at a weighted average interest rate of approximately 5.5%.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes to the Company’s Internal Control Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 Commitments and Contingencies to the Company’s Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our share repurchase activity for the quarter ended June 30, 2025 (dollars in thousands, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs
April 1, 2025 to April 30, 2025	—	$-	—	159,776,326
May 1, 2025 to May 31, 2025	9,646,344	1.31	9,646,344	147,026,326
June 1, 2025 to June 30, 2025	4,000,000	1.36	4,000,000	141,520,666
Total	13,646,344	$1.34	13,646,344	141,520,666

1.
All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorizes the repurchase of up to $200 million of our Common Stock. This program was originally announced on July 18, 2024, and its capacity was increased by $100.0 million on April 4, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended June 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit 31.1*

Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2025.

Exhibit 31.2*

Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2025.

Exhibit 32.1**

Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2025.

Exhibit 32.2**

Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2025.

Exhibit 101.INS	Inline XBRL Instance Document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2025	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President and Chief Financial
Officer