Form 10-Q
period 2025-09-30
OPKO HEALTH, INC.
filed 2025-10-29
CIK 944809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of October 17, 2025, the registrant had 767,701,280 shares of Common Stock outstanding.

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

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash, cash equivalents and current restricted cash	$415,198	$431,936
Accounts receivable, net	94,580	118,017
Inventory, net	64,954	56,797
Other current assets and prepaid expenses	52,398	55,339
Total current assets	627,130	662,089
Property, plant and equipment, net	74,994	70,134
Intangible assets, net	535,378	616,613
In-process research and development	195,000	195,000
Goodwill	484,032	529,252
Investments	13,367	54,584
Operating lease right-of-use assets	45,681	54,003
Other assets	19,926	18,537
Total assets	$1,995,508	$2,200,212
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$50,827	$47,071
Accrued expenses	95,603	118,357
Current maturities of operating leases	10,106	12,649
Current portion of convertible notes	—	170
Current portion of lines of credit and notes payable	12,785	14,849
Total current liabilities	169,321	193,096
Operating lease liabilities	36,273	48,849
Long term portion of convertible notes	82,699	173,606
Senior secured notes	246,224	245,576
Deferred tax liabilities	130,341	140,799
Other long-term liabilities	25,160	32,838
Total long-term liabilities	520,697	641,668
Total liabilities	690,018	834,764
Equity:
Common Stock - $0.01 par value, 1,250,000,000 shares authorized; 798,901,457 and 701,350,447 shares issued at September 30, 2025 and December 31, 2024, respectively	7,990	7,015
Treasury Stock - 30,199,907, and 29,799,907 shares at September 30, 2025 and December 31, 2024, respectively	(2,390)	(1,791)
Additional paid-in capital	3,584,789	3,481,364
Accumulated other comprehensive loss	(25,466)	(56,130)
Accumulated deficit	(2,259,433)	(2,065,010)
Total shareholders’ equity	1,305,490	1,365,448
Total liabilities and equity	$1,995,508	$2,200,212

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Revenue from services	$95,244	$121,271	$299,190	$377,557
Revenue from products	37,676	39,143	113,261	117,675
Revenue from transfer of intellectual property and other	18,749	13,218	45,978	34,272
Total revenues	151,669	173,632	458,429	529,504
Costs and expenses:
Cost of service revenue	80,402	108,847	247,303	325,798
Cost of product revenue	21,374	24,656	69,211	69,855
Selling, general and administrative	53,804	98,203	172,487	237,191
Research and development	30,078	28,770	91,261	74,789
Amortization of intangible assets	19,531	20,433	58,835	62,290
Gain on sale of assets	(101,576)	(121,493)	(101,576)	(121,493)
Total costs and expenses	103,613	159,416	537,521	648,430
Operating income (loss)	48,056	14,216	(79,092)	(118,926)
Other income (expense), net:
Interest income	3,023	2,928	10,991	4,132
Interest expense	(11,358)	(17,359)	(97,152)	(33,225)
Fair value changes of derivative instruments, net	(38)	(1)	(295)	(26,161)
Other income (expense), net	1,748	48,636	(28,915)	128,834
Other income (expense), net	(6,625)	34,204	(115,371)	73,580
Income (loss) before income taxes and investment losses	41,431	48,420	(194,463)	(45,346)
Income tax (provision) benefit	(19,797)	(23,527)	52	(21,898)
Net income (loss) before investment losses	21,634	24,893	(194,411)	(67,244)
Loss from investments in investees	(3)	(3)	(12)	(7)
Net income (loss)	$21,631	$24,890	$(194,423)	$(67,251)
Income (loss) per share:
Income (loss) per share, basic	$0.03	$0.04	$(0.26)	$(0.10)
Income (loss) per share, diluted	$0.03	$0.03	$(0.26)	$(0.10)
Weighted average common shares outstanding, basic	777,154,808	694,622,466	746,136,135	699,675,944
Weighted average common shares outstanding, diluted	779,919,259	998,363,636	746,136,135	699,675,944

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Net income (loss)	$21,631	$24,890	$(194,423)	$(67,251)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	(737)	7,038	30,664	(1,585)
Comprehensive income (loss)	$20,894	$31,928	$(163,759)	$(68,836)

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands, except share data)

For the three and nine months ended September 30, 2025 and 2024

						Accumulated
					Additional	Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at June 30, 2025	809,582,957	$8,097	(29,799,907)	$(1,791)	$3,596,392	$(24,730)	$(2,281,064)	$1,296,904
Equity-based compensation expense	—	—	—	—	2,969	—	—	2,969
Share repurchase	(10,681,500)	(107)	(400,000)	(599)	(14,572)	—	—	(15,278)
Net income	—	—	—	—	—	—	21,631	21,631
Other comprehensive loss	—	—	—	—	—	(736)	—	(736)
Balance at September 30, 2025	798,901,457	$7,990	(30,199,907)	$(2,390)	$3,584,789	$(25,466)	$(2,259,433)	$1,305,490

						Accumulated
					Additional	Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at December 31, 2024	701,350,447	$7,015	(29,799,907)	$(1,791)	$3,481,364	$(56,130)	$(2,065,010)	$1,365,448
Equity-based compensation expense	—	—	—	—	7,797	—	—	7,797
Exercise of common stock options and vested restricted stock units	440,856	4	—	—	(127)	—	—	(123)
Repurchase of 2029 Convertible Notes	121,437,998	1,214	—	—	128,446	—	—	129,660
Share repurchase	(24,327,844)	(243)	(400,000)	(599)	(32,691)	—	—	(33,533)
Net loss	—	—	—	—	—	—	(194,423)	(194,423)
Other comprehensive income	—	—	—	—	—	30,664	—	30,664
Balance at September 30, 2025	798,901,457	$7,990	(30,199,907)	$(2,390)	$3,584,789	$(25,466)	$(2,259,433)	$1,305,490

						Accumulated
					Additional	Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at June 30, 2024	727,176,232	$7,273	(29,799,907)	$(1,791)	$3,540,414	$(46,652)	$(2,103,927)	$1,395,317
Equity-based compensation expense	—	—	—	—	2,784	—	—	2,784
Repurchase of 2029 Convertible Notes	—	—	—	—	(2,853)	—	—	(2,853)
Share repurchase	(14,893,026)	(149)	—	—	(23,610)	—	—	(23,759)
Net income	—	—	—	—	—	—	24,890	24,890
Other comprehensive income	—	—	—	—	—	7,038	—	7,038
Balance at September 30, 2024	712,283,206	$7,124	(29,799,907)	$(1,791)	$3,516,735	$(39,614)	$(2,079,037)	$1,403,417

						Accumulated
					Additional	Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at December 31, 2023	781,936,885	$7,820	(8,655,082)	$(1,791)	$3,433,006	$(38,030)	$(2,011,786)	$1,389,219
Equity-based compensation expense	—	—	—	—	7,983	—	—	7,983
Exercise of common stock options and vested restricted stock units	384,378	4	—	—	(212)	—	—	(208)
2025 Notes	—	—	(21,144,825)	—	—	—	—	—
2029 Convertible Notes	—	—	—	—	151,870	—	—	151,870
Repurchase of 2029 Convertible Notes	—	—	—	—	(2,853)	—	—	(2,853)
Share repurchase	(70,038,057)	(700)	—	—	(73,059)	—	—	(73,759)
Net loss	—	—	—	—	—	—	(67,251)	(67,251)
Other comprehensive loss	—	—	—	—	—	(1,584)	—	(1,584)
Balance at September 30, 2024	712,283,206	$7,124	(29,799,907)	$(1,791)	$3,516,735	$(39,614)	$(2,079,037)	$1,403,417

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(194,423)	$(67,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,254	74,137
Non-cash interest	63,866	12,753
Amortization of deferred financing costs	5,097	1,328
Losses from investments in investees	12	7
Equity-based compensation – employees and non-employees	7,797	7,983
Impairment of Intangible Assets	1,007	—
Realized gain on disposal of fixed assets and sales of equity securities	(3,846)	(9,489)
Change in fair value of equity securities and derivative instruments	1,447	(94,626)
Inducement expense and loss on debt conversion	32,647	725
Deferred income tax (benefit) provision	(4,850)	7,695
Gain on sale of assets	(101,576)	(121,493)
Changes in assets and liabilities:
Accounts receivable, net	23,504	15,680
Inventory, net	(5,291)	6,452
Other current assets and prepaid expenses	(1,283)	(8,395)
Other assets	(98)	564
Accounts payable	2,843	(6,527)
Foreign currency measurement	(4,665)	(3,575)
Accrued expenses and other liabilities	(44,063)	44,952
Net cash used in operating activities	(152,621)	(139,080)
Cash flows from investing activities:
Investments in investees	(7,665)	—
Proceeds from sale of equity securities	51,655	46,731
Purchase of marketable securities	—	(1,454)
Proceeds from the sale of property, plant and equipment	194	169
Capital expenditures	(9,612)	(19,597)
Proceeds from Labcorp sales including escrow released	197,770	210,378
Net cash provided by investing activities	232,342	236,227
Cash flows from financing activities:
Issuance of 3.00% convertible senior notes, net (including related parties)	—	230,000
Issuance of 2044 Notes	—	250,000
Debt issuance costs	—	(13,385)
Share repurchase	(33,533)	(73,759)
Proceeds from the exercise of common stock options	(123)	(208)
Repurchase of 2029 Convertible Notes	(62,208)	(4,881)
Borrowings on lines of credit	24,505	448,459
Repayments of lines of credit	(28,184)	(465,301)
Settlement of convertible notes	(174)	(146,287)
Net cash (provided by) used in financing activities	(99,717)	224,638
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,255	2,399
Net decrease (increase) in cash, cash equivalents and restricted cash	(16,741)	324,184
Cash, cash equivalents and restricted cash at beginning of period	445,615	95,881
Cash, cash equivalents and restricted cash at end of period	$428,874	$420,065
SUPPLEMENTAL INFORMATION:
Interest paid	$30,206	$12,982
Income taxes paid, net of refunds	$20,624	$3,801
Non-cash financing:
Shares issued upon the conversion of:
Common stock options, warrants, and restricted stock units surrendered in net exercise	$213	$208

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 BUSINESS AND ORGANIZATION

OPKO Health, Inc., a Delaware corporation (“OPKO”, the “Company”, “we”, “us”, or “our”), is a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our pharmaceutical business features Somatrogon (hGH-CTP), a once-weekly human growth hormone injection. We have partnered with Pfizer Inc. (“Pfizer”) for further development and commercialization of Somatrogon (hGH-CTP). Regulatory approvals for Somatrogon (hGH-CTP) for the treatment of children and adolescents, as young as three years of age, with growth disturbance due to insufficient secretion of growth hormone, have been secured in more than 50 markets worldwide, including in the United States, European Union Member States, Japan, Canada, and Australia under the brand name NGENLA®. Also, through our pharmaceutical business, we manufacture and sell Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency.

Our subsidiary, ModeX Therapeutics, Inc. (“ModeX”), is a biotechnology company focused on developing innovative multi-specific immune therapies for cancer and infectious disease candidates. ModeX has a robust early-stage pipeline with assets in key areas of immuno-oncology and infectious diseases, and we intend to further expand our pharmaceutical product pipeline through ModeX’s portfolio of development candidates.

Our diagnostics business, BioReference Health, LLC (“BioReference”), is a highly specialized laboratory in the United States, with a sales and marketing team focused on growth and new product integration, including the 4Kscore® prostate cancer test. BioReference® offers a broad spectrum of diagnostic testing services for urology (4Kscore), and corrections nationwide, setting new standards with its industry-leading turnaround times. BioReference also provides comprehensive clinical and women’s health testing in New York and New Jersey. Our test offerings are backed by a team of board-certified medical professionals and driven by the latest healthcare guidelines and standards. We market our laboratory testing services directly to physicians, geneticists, hospitals, clinics, correctional and other health facilities. As described below, we sold certain BioReference assets to Laboratory Corporation of America Holdings (“Labcorp”) in 2024 and 2025.

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

We have a highly experienced management team, composed of individuals with substantial industry experience and extensive development, regulatory and commercialization expertise, as well as relationships that provide access to commercial opportunities.

On September 15, 2025, we consummated the sale of certain assets of BioReference to Labcorp (the “Oncology Transaction”), pursuant to an agreement entered into on March 10, 2025 (the “Labcorp Oncology Purchase Agreement”). Labcorp acquired BioReference's oncology diagnostics business and related clinical testing services assets. These assets were part of our diagnostics segment. Upon closing, Labcorp paid an aggregate of $192.5 million in consideration, consisting of $173.3 million in cash and an escrow of $19.2 million. The escrow is to be released to us on the twelve-month anniversary of the closing date, net of any outstanding or liquidated indemnity claims. The Company may also receive up to $32.5 million in performance-based contingent consideration as detailed in the Labcorp Oncology Purchase Agreement. We recognized a gain of $101.6 million from the Oncology Transaction for the three and nine months ended September 30, 2025.

On September 16, 2024, we consummated the sale of certain assets of BioReference to Labcorp pursuant to an agreement entered into on March 27, 2024 (the “Labcorp Asset Purchase Agreement”). Labcorp acquired select assets of BioReference (the “BioReference Transaction”), which were part of our diagnostics segment and included BioReference's laboratory testing businesses focused on clinical diagnostics, reproductive health, and women's health across the United States, excluding BioReference's New York and New Jersey operations. Upon closing, Labcorp paid the Company aggregate consideration of $237.5 million, in cash, net of $23.75 million deposited in escrow. The Company has since received $24.6 million of escrow funds, which includes accrued interest. We recognized a gain of $121.5 million from the BioReference Transaction for the three and nine months ended September 30, 2024.

NOTE 2 FOREIGN EXCHANGE RATES

Foreign Currency Exchange Rates

Approximately 25.2% of our revenue for the nine months ended September 30, 2025, was denominated in currencies other than the U.S. Dollar (USD). This compares to 22.3% for the same period in 2024. Our financial statements are reported in USD; therefore, fluctuations in exchange rates affect the translation of foreign-denominated revenue and expenses. During the nine months ended September 30, 2025 and the year ended December 31, 2024, our most significant currency exchange rate exposures were to the Chilean Peso and Euro. Gross accumulated currency translation adjustments, recorded as a separate component of shareholders’ equity, totaled $22.1 million and $52.7 million at September 30, 2025 and December 31, 2024, respectively.

We are subject to foreign currency transaction risk due to fluctuations in exchange rates between the time a transaction is initiated and settled. To mitigate this risk, we use foreign currency forward contracts. These contracts fix an exchange rate, allowing us to offset potential losses (or gains) caused by exchange rate changes at the settlement date. As of September 30, 2025, we held $5.3 million in open foreign exchange forward contracts related to inventory purchases on letters of credit, compared to zero open contracts as of December 31, 2024.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments or adjustments otherwise disclosed herein) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the nine months ended September 30, 2025 are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2025 or any other future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheet to the sum of such amounts in the Condensed Consolidated Statements of Cash Flows:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$411,972	$426,582
Restricted cash, current	3,226	5,354
Restricted cash, long-term	13,676	13,679
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$428,874	$445,615

The Company classifies cash deposits related to letters of credit securing insurance and lease obligations as restricted cash, which is included in other assets, non-current, within the Consolidated Balance Sheet.

Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which are used in our testing laboratories. Inventory obsolescence expense for the three and nine months ended September 30, 2025 was $1.2 million and $2.6 million, respectively. Inventory obsolescence expense for the three and nine months ended September 30, 2024 was $0.6 million and $1.6 million, respectively.

Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting. Refer to Note 5. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions was $1.2 billion and $1.3 billion at September 30, 2025 and December 31, 2024, respectively.

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

Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value. Goodwill was $484.0 million and $529.3 million, respectively, at September 30, 2025 and December 31, 2024.

Net intangible assets other than goodwill were $730.4 million and $811.6 million as of September 30, 2025 and December 31, 2024, respectively, with IPR&D accounting for $195.0 million as of each date. On September 15, 2025, $30.5 million of intangible assets were de-recognized as part of the consummation of the Oncology Transaction, which was included in the sale of assets for the three and nine months ended September 30, 2025. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges may occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment.

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

While we believe our estimates and assumptions used in impairment testing (including for goodwill and IPR&D) are reasonable and reflect those used by market participants, there is a potential risk of material impairment charges. Our future performance, particularly for our Ireland reporting unit (which includes our wholly owned subsidiary, EirGen Pharma Ltd. ("EirGen") and Rayaldee), could be impacted by changing global trade policies and the imposition of new tariffs. Based on the current financial performance of our diagnostics segment and our Ireland reporting unit, we could be subject to such charges if their future performance deviates from our current estimates and assumptions. For reference, the goodwill of our diagnostics segment totaled $163.4 million and $219.7 million at September 30, 2025 and December 31, 2024, respectively. The decrease reflects the derecognition of $56.3 million of goodwill as part of the Oncology Transaction, which was included in the sale of assets. Separately, the goodwill of our Ireland reporting unit totaled $89.5 million and $79.4 million at September 30, 2025 and December 31, 2024, respectively. This $10.1 million increase was entirely attributable to the impact of foreign currency exchange rate fluctuations.

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $19.5 million and $58.8 million for the three and nine months ended September 30, 2025, respectively. Amortization expense was $20.4 million and $62.3 million for the three and nine months ended September 30, 2024, respectively.

Fair value measurements. The carrying amounts of our cash, cash equivalents, restricted cash, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered equity securities as of September 30, 2025 and December 31, 2024 are predominately carried at fair value.

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

Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For a derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At September 30, 2025 and December 31, 2024, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognized all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statement of Operations. Refer to Note 10.

In 2024, we determined the value of the embedded derivative liability within the 2029 Convertible 144A Notes (as defined in Note 7) and recorded it at fair value. Refer to Note 7. The changes in the fair value of the embedded derivative were recognized in the fair value changes of derivative instruments, net. Refer to Note 9.

Property, plant and equipment. Property, plant and equipment are recorded at cost or fair value if acquired in a business combination. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under finance leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, and automobiles - 3-5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Assets held under finance leases are included within Property, plant and equipment, net in our Condensed Consolidated Balance Sheets and are amortized over the shorter of their useful lives or the expected term of their related leases. Depreciation expense was $3.2 million and $10.4 million for the three and nine months ended September 30, 2025, respectively. Depreciation expense was $3.7 million and $11.9 million for the three and nine months ended September 30, 2024, respectively.

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

We operate in various countries and tax jurisdictions globally. For interim reporting purposes, we record income taxes based on the expected effective income tax rate, taking into consideration year to date and global forecasted tax results. For the nine months ended September 30, 2025, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. This comprehensive legislation includes several significant tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of key business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Most notably for the Company, the legislation reverses the requirement to capitalize domestic research and experimental (R&E) costs under Section 174 of the Internal Revenue Code, allowing for immediate expense of these costs beginning with the tax year ending December 31, 2025. Management has evaluated the new legislation and currently does not expect the enactment of the OBBBA to have a material impact on the Company's annual effective tax rate.

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

While we have receivables due from federal and state governmental agencies, such receivables are not a credit risk because federal and state governments fund the related healthcare programs. Payment is primarily dependent upon submitting appropriate documentation. On September 30, 2025 and December 31, 2024, receivable balances (net of explicit and implicit price concessions) from Medicare and Medicaid were 6.1% and 4.8%, respectively, of our consolidated Accounts receivable, net. The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At September 30, 2025 and December 31, 2024, receivables due from patients represented approximately 2.0% and 1.7%, respectively, of our consolidated Accounts receivable, net.

We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for credit losses was $1.8 million as of September 30, 2025, and $1.3 million as of December 31, 2024. The credit loss expense for the three and nine months ended September 30, 2025, was $196.4 thousand and $530.0 thousand, respectively. The credit loss expense for three and nine months ended September 30, 2024, was $75.2 thousand and $67.5 thousand, respectively.

Accounts receivable included $2.2 million of revenue earned under the BARDA Contract (as defined in Note 14) as of September 30, 2025, and $3.6 million under this contract as of December 31, 2024. Refer to Note 13, Government Contract Revenue for further information on government contracts and to Note 14, Strategic Alliances for further information on the BARDA Contract.

Stock Repurchase Program. On July 18, 2024, the Company announced that its Board of Directors authorized a stock repurchase program (the "program") for up to $100.0 million of the Company's common stock, $0.01 par value per share (the "Common Stock").

On April 4, 2025, the Company announced that its Board of Directors authorized an increase of $100.0 million to the Company's existing Common Stock repurchase program, originally established on July 18, 2024, bringing its aggregate capacity to $200.0 million. As previously reported in the Form 10-K for the year ended December 31, 2024, as of such year end, the

Company had repurchased 25,825,785 shares of Common Stock at an average price per share of $1.56, for a cost of approximately $40.2 million. An additional 24,327,844 shares of Common Stock were repurchased at an average price per share of $1.36, for a cost of approximately $33.5 million during the nine months ended September 30, 2025. As of September 30, 2025, the total cost of repurchases under the program was approximately $73.8 million. Subsequent to the three and nine months ended September 30, 2025, an additional 400,000 shares were retired for a cost of approximately $0.6 million.

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

Equity-based compensation. We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. For the three and nine months ended September 30, 2025, we recorded $3.0 million and $7.8 million, respectively, of equity-based compensation expense. For the three and nine months ended September 30, 2024, we recorded $2.8 million and $8.0 million, respectively, of equity-based compensation expense.

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

Foreign currency translation. The financial statements of certain of our foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are generally translated at the rate of exchange to the U.S. dollar on the balance sheet date. The local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of Other income (expense), net within the Condensed Consolidated Statement of Operations and foreign currency translation gains (losses) have been included as a component of the Condensed Consolidated Statement of Comprehensive Income (Loss). For the three and nine months ended September 30, 2025, we recorded foreign currency transaction gains of $1.1 million and losses of $1.5 million, respectively. For the three and nine months ended September 30, 2024, we recorded foreign currency transaction income of $4.1 million and $0.1 million, respectively.

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

In 2021, the Organization for Economic Co-operation and Development (“OECD”) established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution (“Pillar Two”) to global taxation, focusing on global profit allocation and a 15% global minimum effective tax rate. On December 15, 2022, the EU member states agreed to implement the OECD’s global minimum tax rate of 15%. The OECD issued Pillar Two model rules and continues to release guidance on these rules. Various participating countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax, some effective beginning in 2024. We considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and there is no material impact to our tax results for the period. We anticipate further legislative activity and administrative guidance, and will continue to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions we operate in.

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

	For the three months ended September 30,
(In thousands, except per share data)	2025	2024
Numerator
Net income (loss), basic	$21,631	$24,890
Add: Interest on 2025 Notes	-	1
Add: Interest on 2029 Convertible Notes	-	6,858
Add: Loss on buy back of 2029 Convertible Notes	-	32
Net income (loss), diluted	$21,631	$31,781

Denominator
(Shares in thousands)
Weighted average common shares outstanding, basic	777,154,808	694,622,466
Effect of dilutive securities:
Stock options	2,764,451	76,922
2025 Notes	-	48,295
2033 Senior Notes	-	8,489
2029 Convertible Notes	-	303,607,464
Dilutive potential shares	2,764,451	303,741,170

Weighted average common shares outstanding, diluted	779,919,259	998,363,636

Income (loss) per share, basic	$0.03	$0.04
Income (loss) per share, diluted	$0.03	$0.03

A total of 105,548,111 potential shares of Common Stock, of which 105,541,737 related to the 2029 Convertible Notes, were excluded from the calculation of diluted net loss per share for the three months ended September 30, 2025, because their inclusion would have been antidilutive.

A total of 165,834,223 and 286,281,585 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2025 and 2024, respectively, because their inclusion would have been antidilutive.

During the three months ended September 30, 2025, no options were exercised, and no restricted stock units vested.

During the nine months ended September 30, 2025, 57,500 options were exercised, and 553,822 restricted stock units vested.

During the three months ended September 30, 2024, no options were exercised, and no restricted stock units vested, resulting in the issuance of no shares of Common Stock.

During the nine months ended September 30, 2024, no options were exercised, and 549,687 restricted stock units vested, resulting in the issuance of 384,378 shares of Common Stock.

NOTE 5 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	September 30,	December 31,
(In thousands)	2025	2024
Accounts receivable, net:
Accounts receivable	$96,353	$119,284
Less: allowance for credit losses	(1,773)	(1,267)
	$94,580	$118,017
Inventories, net:
Consumable supplies	$12,971	$15,488
Finished products	42,255	32,310
Work in-process	2,472	2,355
Raw materials	11,990	9,418
Less: inventory reserve	(4,734)	(2,774)
	$64,954	$56,797
Other current assets and prepaid expenses:
Escrow receivable	$19,276	$23,750
Taxes recoverable	7,437	8,266
Prepaid expenses	10,025	6,785
Prepaid insurance	4,916	3,818
Other receivables	3,085	2,015
Other	7,659	10,705
	$52,398	$55,339
Intangible assets, net:
Customer relationships	$186,769	$255,430
Technologies	811,939	806,858
Trade names	49,370	49,726
Covenants not to compete	11,426	12,906
Licenses	6,422	6,316
Product registrations	6,750	6,172
Other	7,516	5,729
Less: accumulated amortization	(544,814)	(526,524)
	$535,378	$616,613
Accrued expenses:
Employee benefits and severance	$38,674	$34,167
Clinical trials	6,117	6,104
Commitments and contingencies	4,552	9,850
Accrued interest	4,365	8,313
Gross to net provision	5,548	6,920
Inventory received but not invoiced	1,525	2,146
Finance leases short-term	1,458	1,679
Professional fees	2,179	2,521
Taxes payable	10,449	22,275
Royalties	1,021	563
Commissions	1,745	1,434
Other	17,970	22,385
	$95,603	$118,357
Other long-term liabilities:
Employee severance	$7,554	$14,269
Mortgages and other debts payable	2,509	3,002
Finance leases long-term	3,366	4,064
Other	11,731	11,503
	$25,160	$32,838

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

Changes in value of the intangible assets and goodwill during the nine months ended September 30, 2025 and 2024 were primarily due to foreign currency fluctuations between the Chilean Peso, and the Euro against the U.S. dollar.

The following table summarizes the changes in Goodwill by reporting unit during the nine months ended September 30, 2025.

	2025
(In thousands)	Gross goodwill at January 1, 2025	Cumulative impairment at January 1	Acquisitions, dispositions and other	Foreign exchange and other	Balance at September 30, 2025
Pharmaceuticals
CURNA	$4,827	$(4,827)	$—	$—	$—
Rayaldee	79,433	—	—	10,055	89,488
FineTech	11,698	(11,698)	—	—	—
ModeX	80,260	—	—	—	80,260
OPKO Biologics	139,784	—	—	—	139,784
OPKO Chile	3,220	—	—	100	3,320
OPKO Health Europe	6,848	—	—	890	7,738
OPKO Mexico	100	(100)	—	—	—
Transition Therapeutics	3,421	(3,421)	—	—	—

Diagnostics
BioReference	219,707	—	(56,265)	—	163,442
OPKO Diagnostics	17,977	(17,977)	—	—	—
	$567,275	$(38,023)	$(56,265)	$11,045	$484,032

NOTE 6 INVESTMENTS

Investments

The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of September 30, 2025 and December 31, 2024:

(in thousands)	As of September 30, 2025		As of December 31, 2024
Investment type	Investment Carrying Value	Underlying Equity in Net Assets	Investment Carrying Value	Underlying Equity in Net Assets
Equity securities	$8,450	1,442	$49,655	1,329
Equity securities with no readily determinable fair value	4,139	—	4,139	—
Variable interest entity, equity method	775		787
Warrants and options	3		3
Total carrying value of investments	$13,367		$54,584

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

GeneDx Holdings

During the nine months ended September 30, 2025, the Company sold its remaining 620 thousand shares of GeneDx Holdings Corp. (formerly, Sema4 Holdings Corp., “GeneDx”) common stock at various prices for aggregate proceeds of $51.7 million, resulting in the Company holding no GeneDx shares as of September 30, 2025. As of December 31, 2024, our ownership in GeneDx was 2.2%.

Other Equity Securities

We hold equity securities in Entera Bio Ltd. (“Entera”) (8.1%) (see Note 14 for further information), Niagen Bioscience, Inc. (“Niagen” formally known as ChromaDex Corporation) (0.04%), Eloxx Pharmaceuticals, Inc. (“Eloxx”) (1%), Xenetic Biosciences, Inc. (“Xenetic”) (3%), and CAMP4 Therapeutics Corporation (“CAMP4”) (1%). Our investment in HealthSnap, Inc. (4%) is accounted for under the measurement alternative for equity securities without readily determinable fair values.

Net gains and losses on our equity securities for the nine months ended September 30, 2025 and 2024 were as follows:

	For the nine months ended September 30,
(in thousands)	2025	2024
Equity Securities:
Net gains and losses recognized during the period on equity securities	$2,785	$43
Less: Net gains and losses realized during the period on equity securities	(3,938)	(30)
Unrealized net gains and losses recognized during the period on equity securities still held at the reporting date	$(1,153)	$13

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

Zebra

We own 1,260,000 shares of Zebra’s Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29%) at September 30, 2025 and December 31, 2024. Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a former member of our Board of Directors, was a founder of Zebra. Dr. Frost serves as a member of Zebra’s Board of Directors.

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

Warrants and options

In addition to our equity method investments and equity securities, we hold options to purchase 47 thousand additional shares of BioCardia, Inc. ("BioCardia"), all of which were vested as of September 30, 2025 and December 31, 2024. We recorded the changes in the fair value of the options and warrants in fair value changes of derivative instruments, net in our Condensed Consolidated Statement of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Condensed Consolidated Balance Sheet. See further discussion of the Company’s options and warrants in Note 9 and Note 10.

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

Our equity method investments, as described below, consist of investments in Pharmsynthez (ownership 6%), Cocrystal Pharma, Inc. (“COCP”) (2%), Non-Invasive Monitoring Systems, Inc. (“NIMS”) (1%), BioCardia (0.26%), and LeaderMed (47%).

The aggregate amount of assets, liabilities, and net losses of these equity method investees as of and for the nine months ended September 30, 2025 were $47.1 million, $21.2 million, and $17.2 million, respectively. The aggregate amount of assets, liabilities, and net losses of our equity method investees as of and for the year ended December 31, 2024 were $50.9 million, $18.3 million, and $31.1 million, respectively. We have determined that we or our related parties have the ability to exercise significant influence over our equity method investments through our board representation or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market prices of their respective shares of common stock and the number of shares held by us as of September 30, 2025 and December 31, 2024 was $0.3 million and $0.5 million, respectively.

NOTE 7 DEBT

As of September 30, 2025 and December 31, 2024, our debt consisted of the following:

	September 30,	December 31,
(In thousands)	2025	2024
2044 Notes	$246,224	$245,576
2029 Convertible Notes	82,649	173,556
2025 Notes	—	170
2033 Senior Notes	50	50
Chilean and Spanish lines of credit	11,322	13,465
Current portion of notes payable	1,463	1,384
Long term portion of notes payable	2,509	3,002
Total	$344,217	$437,203

Balance sheet captions
Current portion of convertible notes	$—	$170
Long term portion of convertible notes	82,699	173,606
Current portion of lines of credit and notes payable	12,785	14,849
Long Term notes payable included in long-term liabilities	248,733	248,578
Total	$344,217	$437,203

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

On January 9, 2024, we recorded $125.6 million value of the embedded derivative liability within the 2029 Convertible Notes as a debt discount. To determine the fair value of this derivative, we employed the Binomial Lattice model. Key inputs and assumptions for this valuation included our common stock price, the derivative's exercise price, risk-free interest rate, volatility, annual coupon rate, and remaining contractual term. We are amortizing the debt discount as non-cash interest expense over the term of the 2029 Convertible Notes.

From the date the 2029 Convertible Notes were issued through June 30, 2024, we observed an increase in the market price of our Common Stock which resulted in a $26.25 million increase in the estimated fair value of our embedded derivatives recorded in Fair value changes of derivative instruments, net in our Condensed Consolidated Statements of Operations.

On April 1, 2025, the Company completed privately negotiated exchange transactions pursuant to agreements entered into in late March 2025 (the “Note Exchange Transactions”). Pursuant to these agreements, the Company exchanged an aggregate of $159.2 million principal amount of its 2029 Convertible 144A Notes, for an aggregate of 121,437,998 shares of its Common Stock and approximately $63.5 million in cash, inclusive of accrued and unpaid interest. Upon closing, the exchanged 2029 Convertible 144A Notes were retired and are no longer outstanding. The Company accounted for the Note Exchange Transactions as an induced conversion in accordance with ASU 2024-04, resulting in a total charge recorded within Other loss, net in the Condensed Consolidated Statements of Operations. This charge comprised an induced conversion expense of $32.6 million and a loss on extinguishment of $59.1 million. The loss on extinguishment consisted of $54.7 million in unamortized debt discount and $4.4 million in debt issuance costs associated with the retired notes.

As of September 30, 2025 the 2029 Convertible Notes were not convertible. Holders may convert their 2029 Convertible Notes at their option prior to the close of business on the business day immediately preceding September 15, 2028 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2024 (and only during such calendar quarter), if the last reported sale price of our Common Stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five consecutive business day period after any ten consecutive trading day period (the “convertible note measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the convertible note measurement period was less than 98% of the product of the last reported sale price of our Common Stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events specified in the indenture governing the 2029 Convertible Notes. On or after September 15, 2028, until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing conditions. Upon conversion of a note, we will pay or deliver, as the case may be, cash, shares of our Common Stock or a combination of cash and shares of our Common Stock, at our election.

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

The following table sets forth information related to the 2029 Convertible Notes which is included in our Condensed Consolidated Balance Sheet as of September 30, 2025:

(In thousands)	2029 Convertible Notes	Discount	Debt Issuance costs	Total
Balance at December 31, 2024	$280,594	$(100,879)	$(6,159)	$173,556
Amortization of debt discount and debt issuance costs	—	8,661	562	9,223
Repurchase	(159,221)	54,701	4,390	(100,130)
Balance at September 30, 2025	$121,373	$(37,517)	$(1,207)	$82,649

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

International Line of Credit Agreements

The Company has line of credit agreements with 13 other financial institutions as of September 30, 2025, and December 31, 2024, in the U.S., Chile and Spain. These lines of credit are used primarily as sources of working capital for inventory purchases.

The following table summarizes the amounts outstanding under the Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
	Interest rate on borrowings at	Credit line	September 30,	December 31,
Lender	September 30, 2025	capacity	2025	2024
Itau Bank	5.50%	$2,363	$372	$200
Bank of Chile	6.60%	2,500	1,144	2,202
BICE Bank	5.50%	2,500	1,068	2,418
Scotiabank	5.00%	5,500	2,738	3,497
Santander Bank	5.50%	5,000	2,242	1,926
Security Bank	5.50%	1,400	—	133
Estado Bank	5.50%	4,000	927	1,154
BCI Bank	5.00%	2,500	696	673
Internacional Bank	5.50%	1,500	1,500	1,130
Consorcio Bank	5.00%	2,000	459	133
Banco De Sabadell	1.75%	587	—	—
Santander Bank	5.36%	587	—	—
La Caixa Bank	4.09%	587	—	—
Total		$31,024	$11,146	$13,466

At September 30, 2025 and December 31, 2024, the weighted average interest rate on our lines of credit was approximately 5.4% and 5.5%, respectively.

At September 30, 2025 and December 31, 2024, we had notes payable and other debt (excluding the 2033 Senior Notes, the 2023 Convertible Notes, the 2025 Notes, and amounts outstanding under the lines of credit described above) as follows:

	September 30,	December 31,
(In thousands)	2025	2024
Current portion of notes payable	$1,463	$1,384
Other long-term liabilities	2,509	3,002
Total	$3,972	$4,386

The notes and other debt mature at various dates ranging from 2025 through 2032, bearing variable interest rates from 0.7% up to 4.5%. The weighted average interest rate on the notes and other debt was 1.8% on September 30, 2025 and 1.8% on December 31, 2024. The notes are partially secured by our office space in Barcelona.

NOTE 8 ACCUMULATED OTHER COMPREHENSIVE LOSS

For the nine months ended September 30, 2025, changes in Accumulated other comprehensive loss, net of tax, were as follows:

Foreign
currency
(In thousands)	translation
Balance at December 31, 2024	$(56,130)
Other comprehensive income	30,664
Balance at September 30, 2025	$(25,466)

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

As of September 30, 2025, our financial assets measured at fair value included equity securities, forward foreign currency exchange contracts for inventory purchases (refer to Note 10), options related to our BioCardia investment and consulting agreement (recorded at fair value), warrants from COCP, and restricted cash collateralized by money market funds, the latter being measured at fair value as a Level 1 financial instrument.

Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of September 30, 2025
	Quoted
	prices in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$271,370	$—	$—	$271,370
Equity securities	8,450	—	—	8,450
Common stock options	—	3	—	3
Forward contracts		155		155
Total assets	$279,820	$158	$—	$279,978

	Fair value measurements as of December 31, 2024
	Quoted
	prices in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$282,121	$—	$—	$282,121
Equity securities	49,655	—	—	$49,655
Common stock options/warrants	—	3	—	3
Total assets	$331,776	$3	$—	$331,779

The table below presents the carrying amount, estimated fair value, and applicable fair value hierarchy tiers for our 2029 Convertible Notes. The fair value for these notes is determined using directly observable inputs other than quoted prices in active markets.

	September 30, 2025
	Carrying	Total
(In thousands)	Value	Fair Value	Level 1	Level 2	Level 3
2029 Convertible Notes	$82,649	$182,007	$—	$182,007	$—

There have been no transfers between Level 1 and Level 2 and no transfers to Level 3 of the fair value hierarchy.

NOTE 10 DERIVATIVE CONTRACTS

The following table summarizes the fair values and the presentation of our derivative financial instruments in the Condensed Consolidated Balance Sheets:

	Balance Sheet	September 30,	December 31,
(In thousands)	Component	2025	2024
Derivative financial instruments:
Common Stock options/warrants	Investments, net	$3	$3
Forward contracts	Unrealized gains on forward contracts are recorded in other current assets and prepaid expenses.	$155	$—

We enter into foreign currency forward exchange contracts with respect to the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.

To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At September 30, 2025 and December 31, 2024, our derivative financial instruments did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in fair value of derivative instruments, net in our Condensed Consolidated Statement of Operations.

The following table summarizes the losses and gains recorded for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Derivative gain (loss):
Notes	$—	$—	$—	$(26,250)
Common Stock options/warrants	—	(1)	—	1
Forward contracts	(38)	—	(295)	88
Total	$(38)	$(1)	$(295)	$(26,161)

NOTE 11 RELATED PARTY TRANSACTIONS

In July 2025, we paid a $105,000 filing fee to the Federal Trade Commission (the “FTC”) in connection with filings made by us and Dr. Phillip Frost, our Chief Executive Officer, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 relating to his percentage equity ownership interest in OPKO and potential future purchases of our Common Stock.

In July 2025, the son of one of the Company’s directors, was hired at the Company’s subsidiary, ModeX, following a robust external job search. The candidate had previously worked at ModeX on a temporary basis.

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

We hold investments in Zebra (ownership 29%), Niagen (0.04%), COCP (2%), NIMS (1%), Eloxx (1%), and LeaderMed (47%). These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. We previously held an investment in GeneDx (Nasdaq: WGS), which represented a 2.2% ownership interest as of December 31, 2024, obtained as a result of our sale of GeneDx, Inc. and subsequent participation in an underwritten offering by GeneDx. Richard Pfenniger who sits on our Board of Directors also sits on the GeneDx Board. We sold our remaining investment in GeneDx during the first quarter of 2025.

Dr. Elias Zerhouni, our Vice Chairman and President, sits on the board of directors of Danaher Corporation (“Danaher”). Our subsidiary, BioReference, routinely procures products and services from several subsidiaries of Danaher, including Beckman Coulter, Integrated DNA Technologies Inc., and Leica Microsystems Inc., to which BioReference has paid $1.8 million, $2.0 million, and $0.3 million, respectively, during the nine months ended September 30, 2025.

We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the three and nine months ended September 30, 2025, no amounts were reimbursed or accrued for Company-related travel by Dr. Frost and other OPKO executives. For the three months ended September 30, 2024, no amounts were reimbursed or accrued for Company-related travel by Dr. Frost and other OPKO executives, compared to the $23.9 thousand we reimbursed or accrued for the nine months ended September 30, 2024.

NOTE 12 COMMITMENTS AND CONTINGENCIES

In February 2023, the Office of the Attorney General for the State of Texas (“TX OAG”) informed BioReference that it believes that, from 2005 to 2023, BioReference may have violated the Texas Medicaid Fraud Prevention Act with respect to claims it presented to Texas Medicaid for reimbursement. BioReference and the TX OAG entered into a settlement agreement in February 2025 for $4.2 million, under which BioReference did not admit any wrongdoing. The final payment in settlement of this matter was made in September 2025.

On December 29, 2022, the Israel Tax Authority (the “ITA”) issued an assessment against our subsidiary, OPKO Biologics in the amount of approximately $246 million (including interest) related to uncertain tax positions involving income recognition in connection with an examination of foreign tax returns for the 2014 through 2020 tax years. We recognize that local tax law is inherently complex, and the local taxing authorities may not agree with certain tax positions taken. We have appealed this assessment, as we believe, other than for uncertain tax positions for which we have reserved, the issues are without technical merit. The matter is currently before the courts. While the trial has concluded, there are certain other procedural matters under Israeli law that must occur before a judgment is rendered. We intend to continue to exhaust all judicial remedies necessary to resolve the matter, as necessary, which has been a lengthy process. There can be no assurance that this matter will be resolved in our favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Under the Settlement Agreement, the Company and BioReference admitted only to having made payments to certain physicians and physicians’ groups for office space rentals for amounts that exceeded fair market value, and that it did not report or return any such overpayments to the Federal Health Care Programs (the “Covered Conduct”). The Covered Conduct had commenced prior to the Company’s acquisition of BioReference in 2015. With the exception of the Covered Conduct, the Company and BioReference expressly deny the allegations of the Relator as set forth in her civil action. The Company has paid a total of $10,000,000 plus accrued interest from September 24, 2021, at a rate of 1.5% per annum (the “Settlement Amount”). The Settlement Amount consisted of $9,853,958 payable to the United States, $141,041 payable to the Commonwealth and $5,001 payable to Connecticut, in each case plus interest and was paid on July 18, 2022. Conditioned upon payment of the Settlement Amount, the United States, Massachusetts and Connecticut agreed to release the Company and BioReference from any civil or administrative monetarily liability arising from the Covered Conduct. Upon payment of the Settlement Amount and the amount due under a separate agreement with the Relator, the Relator released the Company and BioReference from any and all claims and potential claims. Further, in consideration of the obligations of the Company and BioReference in the Settlement Agreement and the CIA, the OIG-HHS released and refrained from instituting any administrative action seeking to exclude the Company or BioReference from participating in Medicare, Medicaid or other Federal health care programs as a result of the Covered Conduct.

Under the CIA, which has a term of five years, BioReference is required to, among other things: (i) maintain a Compliance Officer, a Compliance Committee, board review and oversight of certain federal healthcare compliance matters, compliance programs, and disclosure programs; (ii) provide management certifications and compliance training and education; (iii) establish written compliance policies and procedures to meet federal health care program requirements; (iv) create procedures designed to ensure compliance with the Anti-Kickback Statute and/or Stark Law; (v) engage an independent review organization to conduct a thorough review of BioReference’s systems, policies, processes and procedures related to certain arrangements; (vi) implement a risk assessment and internal review process; (vii) establish a disclosure program for whistleblowers; and (viii) report or disclose certain events and physician payments. The Company’s or BioReference’s failure to comply with its obligations under the CIA could result in monetary penalties and the exclusion from participation in Federal Health Care Programs. The CIA does not apply to any of the Company’s subsidiaries other than BioReference, and its scope is generally limited to “focus arrangements”, which are those “arrangements” (as defined in the CIA) (i) between BioReference and any actual source or recipient of health care business or referrals and involves, directly or indirectly, the offer, payment, or provision of anything of value, or (ii) is between BioReference and any physician (or a physician’s immediate family member). Most of these measures have already been implemented at BioReference. Following its acquisition of BioReference, the Company and BioReference implemented robust compliance measures that substantially align with those actions required under the CIA.

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

At September 30, 2025, we were committed to make future purchases for inventory and other items during the remainder of 2025 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating approximately $10.3 million.

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

The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue for the period during which the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. For the nine months ended September 30, 2025 and 2024, we recorded $1.3 million and $2.2 million, respectively, of negative revenue adjustments due to changes in estimates of implicit price concessions for services provided in prior periods, primarily due to shifts in the composition of our client and patient pay mix.

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

Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of September 30, 2025 and December 31, 2024, we had liabilities of approximately $2.6 million and $2.0 million, respectively, within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.

The composition of revenue from services by payor for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Healthcare insurers	$53,915	$76,184	$170,045	$229,600
Government payers	15,597	20,368	49,855	63,561
Client payers	23,509	20,773	71,957	71,521
Patients	2,223	3,946	7,333	12,875
Total	$95,244	$121,271	$299,190	$377,557

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

We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the three and nine months ended September 30, 2025, we recognized $7.5 million and $21.0 million, respectively, in net product revenue from sales of Rayaldee. For the three and nine months ended September 30, 2024, we recognized $5.8 million and $19.9 million, respectively, in net product revenue from sales of Rayaldee.

The following table presents an analysis of Rayaldee product sales allowances and accruals for the three and nine months ended September 30, 2025 and 2024:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at June 30, 2025	$1,240	$4,126	$2,317	$7,683
Provision related to current period sales	3,207	3,894	297	7,398
Credits or payments made	(2,793)	(3,797)	(307)	(6,897)
Balance at September 30, 2025	$1,654	$4,223	$2,307	$8,184

Total gross Rayaldee sales				$14,876
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				50%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2024	$2,070	$5,365	$2,465	$9,900
Provision related to current period sales	9,465	11,186	850	21,501
Credits or payments made	(9,881)	(12,328)	(1,008)	(23,217)
Balance at September 30, 2025	$1,654	$4,223	$2,307	$8,184

Total gross Rayaldee sales				$42,515
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				51%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at June 30, 2024	$2,743	$5,991	$2,194	$10,928
Provision related to current period sales	4,005	5,776	317	10,098
Credits or payments made	(5,058)	(7,013)	(278)	(12,349)
Balance at September 30, 2024	$1,690	$4,754	$2,233	$8,677

Total gross Rayaldee sales				$15,865
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				64%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2023	$2,578	$6,150	$2,192	$10,920
Provision related to current period sales	12,224	16,325	989	29,538
Credits or payments made	(13,112)	(17,721)	(948)	(31,781)
Balance at September 30, 2024	$1,690	$4,754	$2,233	$8,677

Total gross Rayaldee sales				$49,447
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				60%

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

BARDA Contract (as defined in Note 14): Revenue from the BARDA Contract is generated under terms that are cost plus fee. We recognize revenue using the incurred costs output method to measure progress. Revenue will only be recognized when research and development services are performed to the extent of actual costs incurred.

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

Revenue from intellectual property and other increased by $5.5 million to $18.7 million for the three months ended September 30, 2025, from $13.2 million in the same period last year. This growth was primarily driven by a $2.6 million increase from the BARDA Contract, with revenue of $8.2 million for the three months ended September 30, 2025, as compared to $5.5 million for the three months ended September 30, 2024. Additionally, we had an increase of $1.8 million from gross profit share and royalty payments from NGENLA (Somatrogon) and Pfizer's Genotropin® (Somatropin), which totaled $8.8 million for the three months ended September 30, 2025, as compared to $7.0 million for the three months ended September 30, 2024. Furthermore, contract manufacturers' commercial milestones contributed a $1.6 million increase for the three months ended September 30, 2025, rising to $1.7 million from $0.1 million in the comparable prior year period.

Revenue from intellectual property and other grew by $11.7 million to $46.0 million for the nine months ended September 30, 2025, from $34.3 million in the same period last year. This increase was primarily driven by a $8.9 million increase from the BARDA Contract, with revenue recognized under the contract totaling $21.6 million for the nine months ended September 30, 2025, compared to $12.8 million for the same period in 2024. Additionally, contract manufacturers' commercial milestones contributed a $4.1 million increase for the nine months ended September 30, 2025, rising to $4.6 million from $0.5 million for the same period in 2024. Furthermore, gross profit share and royalty payments from NGENLA (Somatrogon) and Pfizer's Genotropin® (Somatropin) increased by $0.5 million to $19.4 million for the nine months ended September 30, 2025, as compared to $18.9 million for the same period in 2024.

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

The Company concluded that research and development services performed under the BARDA Contract would be recognized as revenue when research and development services are performed to the extent of actual costs incurred including a fixed fee and will be reimbursed by BARDA. Costs incurred represent work performed, which corresponds with, and thereby best depicts, the transfer of control of the research and development to BARDA. Types of contract costs include labor, material, and third-party services. As such, the related BARDA revenue is recognized as revenue from transfer of intellectual property and other within the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, we recorded $8.2 million and $21.6 million, respectively, in revenue under the BARDA Contract. For the three and nine months ended September 30, 2024, we recorded $5.5 million and $12.8 million, respectively, in revenue under the BARDA Contract. As of September 30, 2025, the aggregate amount of transaction price allocated to remaining performance obligations, excluding unexercised contract options, was $63.4 million. We expect to recognize this amount as revenue through February 2028.

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

As part of their strategic collaboration, ModeX and Merck have put in place a research plan to manage research and other development activities related to the development of a Vaccine or Product including a joint steering committee to facilitate the research program. As part of the research plan, they will use a third-party contract development and manufacturing organization to carry out such activities unless otherwise agreed. Development costs incurred by ModeX in furtherance of these development activities will be reimbursed by Merck. To date, we have spent $26.8 million of development costs related to the Epstein -Barr Virus, for which Merck has provided, or will provide, reimbursement.

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

We recognized the non-refundable $295.0 million upfront payments as revenue as the research and development services were completed. As of September 30, 2025 and December 31, 2024, we had no contract liabilities related to the Pfizer Transaction.

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

The tables below present information about reported segments, unallocated corporate operations as well as geographic information for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Revenue from services:
Pharmaceutical	$—	$—	$—	$—
Diagnostics	95,244	121,271	299,190	377,557
Corporate	—	—	—	—
	$95,244	$121,271	$299,190	$377,557
Revenue from products:
Pharmaceutical	$37,676	$39,143	$113,261	$117,675
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$37,676	$39,143	$113,261	$117,675
Revenue from transfer of intellectual property and other:
Pharmaceutical	$18,749	$13,218	$45,978	$34,272
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$18,749	$13,218	$45,978	$34,272
Cost of revenue:
Pharmaceutical	$21,374	$24,657	$69,211	$69,856
Diagnostics	80,402	108,846	247,303	325,797
Corporate	—	—	—	—
	$101,776	$133,503	$316,514	$395,653
Gross margin:
Pharmaceutical	$35,052	$27,704	$90,028	$82,091
Diagnostics	14,842	12,425	51,887	51,760
Corporate	—	—	—	—
	$49,894	$40,129	$141,915	$133,851
Selling, general and administrative:
Pharmaceutical	$13,057	$15,161	$38,964	$44,264
Diagnostics	31,503	70,946	102,828	161,208
Corporate	9,244	12,096	30,695	31,719
	$53,804	$98,203	$172,487	$237,191
Research and development:
Pharmaceutical	$29,644	$28,244	$89,660	$73,177
Diagnostics	289	493	1,311	1,545
Corporate	145	33	290	67
	$30,078	$28,770	$91,261	$74,789
Amortization of intangible assets:
Pharmaceutical	$16,539	$16,495	$49,064	$49,347
Diagnostics	2,992	3,938	9,771	12,943
Corporate	—	—	—	—
	$19,531	$20,433	$58,835	$62,290
Other segment items:
Pharmaceutical	$—	$—	$—	$—
Diagnostics	(101,576)	(121,493)	(101,576)	(121,493)
Corporate	—	—	—	—
	$(101,576)	$(121,493)	$(101,576)	$(121,493)
Segment operating loss:
Pharmaceutical	$(24,189)	$(32,196)	$(87,660)	$(84,697)
Diagnostics	81,634	58,541	39,553	(2,443)
Corporate	(9,389)	(12,129)	(30,985)	(31,786)
	$48,056	$14,216	$(79,092)	$(118,926)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Depreciation and amortization:
Pharmaceutical	$18,041	$18,043	$53,973	$53,899
Diagnostics	4,698	6,120	15,281	20,238
Corporate	—	—	—	—
	$22,739	$24,163	$69,254	$74,137
Revenues:
United States	$110,923	$132,663	$342,014	$410,422
Ireland	12,078	11,514	29,299	30,579
Chile	14,360	16,576	44,895	49,067
Spain	6,337	6,297	19,501	17,828
Israel	140	196	351	797
Mexico	6,737	5,630	19,263	18,621
Other	1,094	756	3,106	2,190
	$151,669	$173,632	$458,429	$529,504

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

	September 30,	December 31,
(In thousands)	2025	2024
Assets:
Pharmaceutical	$1,322,948	$1,359,270
Diagnostics	376,985	493,898
Corporate	295,575	347,044
	$1,995,508	$2,200,212
Goodwill:
Pharmaceutical	$320,590	$309,545
Diagnostics	163,442	219,707
	$484,032	$529,252

No customer represented more than 10% of our total consolidated revenue for the nine months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, no customer represented more than 10% of our accounts receivable balance.

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

The following table presents the lease balances within the Condensed Consolidated Balance Sheet as of September 30, 2025 and December 31, 2024:

(in thousands)	Classification on the Balance Sheet	September 30, 2025	December 31, 2024
Assets
Operating lease assets	Operating lease right-of-use assets	$45,681	$54,003
Finance lease assets	Property, plant and equipment, net	4,824	5,743

Liabilities
Current
Operating lease liabilities	Current maturities of operating leases	10,106	12,649
Accrued expenses	Current maturities of finance leases	1,458	1,679
Long-term
Operating lease liabilities	Operating lease liabilities	36,273	48,849
Other long-term liabilities	Finance lease liabilities	$3,366	$4,064

Weighted average remaining lease term
Operating leases (in years)		6.2	6.4
Finance leases (in years)		7.7	7.1
Weighted average discount rate
Operating leases		6.9%	6.6%
Finance leases		4.9%	5.3%

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on our Condensed Consolidated Balance Sheet as of September 30, 2025:

(in thousands)	Operating	Finance
October 1, 2025 through December 31, 2025	$2,777	$483
2026	10,310	1,396
2027	9,082	893
2028	8,203	264
2029	7,299	258
Thereafter	19,070	2,028
Total undiscounted future minimum lease payments	56,741	5,322
Less: Difference between lease payments and discounted lease liabilities	10,362	498
Total lease liabilities	$46,379	$4,824

Expense under operating leases and finance leases was $16.5 million and $1.2 million, respectively, for the nine months ended September 30, 2025, which included $1.1 million of variable lease costs. Expense under operating leases and finance leases was $15.2 million and $2.5 million, respectively, for the nine months ended September 30, 2024, which included $1.5 million of variable lease costs. Operating lease costs and finance lease costs are included within Operating loss in the Condensed Consolidated Statement of Operations. Short-term lease costs were not material.

Supplemental cash flow information is as follows:

	For the nine months ended September 30,
(in thousands)	2025	2024
Operating cash out flows from operating leases	$10,868	$15,101
Operating cash out flows from finance leases	147	354
Financing cash out flows from finance leases	771	2,118
Total	$11,786	$17,573

NOTE 17 SUBSEQUENT EVENTS

On October 28, 2025, ModeX entered into a license and collaboration agreement (the “Regeneron Collaboration Agreement”) with Regeneron Pharmaceuticals Inc. (“Regeneron”) to discover and develop multispecific antibodies for several therapeutic indications of mutual interest. The collaboration will leverage ModeX’s MSTAR platform and Regeneron’s proprietary binders to develop multispecific antibody candidates that target multiple distinct biological pathways in a single molecule.

Under the terms of the Regeneron Collaboration Agreement, ModeX will receive an upfront payment of $7.0 million. ModeX is also eligible to receive potential future product selection payments, clinical and regulatory milestone payments, and commercial milestone payments that could exceed $200 million per selected molecule. The overall value of the collaboration could potentially exceed $1.0 billion if multiple products from the collaboration are successfully advanced. In addition, ModeX is eligible to receive tiered global net sales royalties, up to low double digits at the highest tier. Regeneron will fund and lead any preclinical, clinical development and commercialization activities for any products it elects to advance.

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

Our diagnostics business, BioReference Health, LLC (“BioReference”), is a highly specialized laboratory in the United States, with a sales and marketing team focused on growth and new product integration, including the 4Kscore® prostate cancer test. BioReference® offers a broad spectrum of diagnostic testing services for urology (4Kscore), and corrections nationwide, setting new standards with our industry-leading turnaround times. BioReference also provides comprehensive clinical and women’s health testing in New York and New Jersey. Our test offerings are backed by a team of board-certified medical professionals and driven by the latest healthcare guidelines and standards marketed directly to physicians, geneticists, hospitals, clinics, correctional facilities, and other healthcare providers.

The Company maintains established, revenue-generating pharmaceutical platforms in Spain, Ireland, Chile, and Mexico, contributing to positive cash flow and facilitating market entry for our development pipeline. In addition to these platforms, we operate a global pharmaceutical development and commercial supply company, and a global supply chain operation.

RECENT DEVELOPMENTS

Completion of the Oncology Transaction

On September 15, 2025, the Company completed the sale of certain assets of BioReference (the “Oncology Transaction”) to Laboratory Corporation of America Holdings (“Labcorp”) for aggregate consideration of $192.5 million in cash, which is subject to certain adjustments as set forth in the Labcorp Asset Purchase Agreement (as defined in Note 1 to our Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (our “Quarterly Financial Statements”)). Labcorp acquired BioReference's oncology diagnostics business and related clinical testing services assets. These assets were part of our diagnostics segment. The Company may also receive up to $32.5 million in performance-based contingent consideration as detailed in the Labcorp Oncology Purchase Agreement. We recognized a gain of $101.6 million from the Oncology Transaction for the three and nine months ended September 30, 2025.

Stock Repurchase Program

On April 4, 2025, the Company announced that its Board of Directors authorized an increase of $100.0 million to the Company's Common Stock repurchase program, established on July 18, 2024, bringing its aggregate capacity to $200.0 million. As previously reported in the Form 10-K, as of December 31, 2024, the Company had repurchased 25,825,785 shares of Common Stock at an average price per share of $1.56, for a cost of approximately $40.2 million. An additional 24,327,844 shares of Common Stock were repurchased at an average price per share of $1.36, for a cost of approximately $33.5 million during the nine months ended September 30, 2025. As of September 30, 2025, the total cost of repurchases under the program was approximately $73.8 million. Subsequent to the three and nine months ended September 30, 2025, an additional 400,000 shares were retired for a cost of approximately $0.6 million.

Tariffs and Trading Relationships

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

RESULTS OF OPERATIONS

Foreign Currency Exchange Rates

Approximately 25.2% of our revenue for the nine months ended September 30, 2025, was denominated in currencies other than the U.S. Dollar (USD). This compares to 22.3% for the same period in 2024. Our financial statements are reported in USD; therefore, fluctuations in exchange rates affect the translation of foreign-denominated revenue and expenses. During the nine months ended September 30, 2025 and the year ended December 31, 2024, our most significant currency exchange rate exposures were to the Chilean Peso and Euro. Gross accumulated currency translation adjustments, recorded as a separate component of shareholders’ equity, totaled $22.1 million and $52.7 million at September 30, 2025 and December 31, 2024, respectively.

We are subject to foreign currency transaction risk due to fluctuations in exchange rates between the time a transaction is initiated and settled. To mitigate this risk, we use foreign currency forward contracts. These contracts fix an exchange rate, allowing us to offset potential losses (or gains) caused by exchange rate changes at the settlement date. As of September 30, 2025, we held $5.3 million in open foreign exchange forward contracts related to inventory purchases on letters of credit, compared to zero open contracts as of December 31, 2024.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Our consolidated income from operations for the three months ended September 30, 2025 and 2024 was as follows:

	For the three months ended September 30,
(In thousands)	2025	2024	Change	% Change
Revenues:
Revenue from services	$95,244	$121,271	$(26,027)	(21)%
Revenue from products	37,676	39,143	(1,467)	(4)%
Revenue from transfer of intellectual property and other	18,749	13,218	5,531	42%
Total revenues	151,669	173,632	(21,963)	(13)%
Costs and expenses:
Cost of revenue	101,776	133,503	(31,727)	(24)%
Selling, general and administrative	53,804	98,203	(44,399)	(45)%
Research and development	30,078	28,770	1,308	5%
Amortization of intangible assets	19,531	20,433	(902)	(4)%
Gain on sale of assets	(101,576)	(121,493)	19,917	(16)%
Total costs and expenses	103,613	159,416	(55,803)	(35)%
Income from operations	$48,056	$14,216	$33,840	238%

Diagnostics

	For the three months ended September 30,
(In thousands)	2025	2024	Change	% Change
Revenues
Revenue from services	$95,244	$121,271	$(26,027)	(21)%
Total revenues	95,244	121,271	(26,027)	(21)%
Costs and expenses:
Cost of revenue	80,402	108,846	(28,444)	(26)%
Selling, general and administrative	31,503	70,946	(39,443)	(56)%
Research and development	289	493	(204)	(41)%
Amortization of intangible assets	2,992	3,938	(946)	(24)%
Gain on sale of assets	(101,576)	(121,493)	19,917	(16)%
Total costs and expenses	13,610	62,730	(49,120)	(78)%
Income from operations	$81,634	$58,541	$23,093	39%

Revenue. Revenue from services for the three months ended September 30, 2025 decreased by approximately $26.0 million, a decrease of 21.5% compared to the same period in 2024. This change was driven by total reductions of $29.5 million composed of $19.9 million reflecting the September 2024 sale of BioReference's lab operations, and $9.6 million from lower clinical test volume in continuing operations, which were partially offset by a $3.5 million increase from higher clinical test reimbursement rates.

Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue for the period during which the related services are rendered. For both the three months ended September 30, 2025 and 2024, we recorded $0.7 million of negative revenue adjustments. These adjustments were due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods, mainly due to the composition of client pay mix.

The composition of revenue from services by payor for the three months ended September 30, 2025 and 2024 was as follows:

	Three months ended September 30,
(In thousands)	2025	2024
Healthcare insurers	$53,915	$76,184
Government payers	15,597	20,368
Client payers	23,509	20,773
Patients	2,223	3,946
Total	$95,244	$121,271

Cost of revenue. Cost of revenue for the three months ended September 30, 2025 decreased $28.4 million, a decrease of 26.1% compared to the three months ended September 30, 2024. The decrease related predominantly to our disposition of certain lab operations. These divested operations had incurred $24.0 million in cost of revenue for the three months ended September 30, 2024, costs which did not recur for the comparable 2025 period. The remaining decrease primarily reflects lower employee headcount, resulting from both the foregoing divestiture and ongoing cost-reduction initiatives at BioReference, as well as changes in the testing mix for the ongoing operations.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2025 and 2024 were $31.5 million and $70.9 million, respectively, representing a decrease of 55.6% from the prior period. The decrease was primarily driven by a $32.6 million reduction in employee-related expenses resulting from continued cost-reduction initiatives, and a $7.7 million decrease in costs associated with divested operations, which had been incurred for the three months ended September 30, 2024.

Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Three months ended September 30,
(In thousands)	2025	2024
Research and development employee-related expenses	$280	$161
Other internal research and development expenses	9	332
Total research and development expenses	$289	$493

The decrease in research and development expenses for the three months ended September 30, 2025 as compared to 2024 was primarily due to continued cost-reduction initiatives implemented at BioReference.

Amortization of intangible assets. Amortization of intangible assets was $3.0 million and $3.9 million, respectively, for the three months ended September 30, 2025 and 2024. This decrease was primarily due to the removal of amortizable intangible assets associated with the Oncology Transaction that closed during September 2025.

Gain on sale of assets. Gain on sale of assets for the three months ended September 30, 2025 and 2024, was $101.6 million and $121.5 million, respectively. This gain was due to the Oncology Transaction which closed during the third quarter of 2025, and the BioReference Transaction which closed during the third quarter of 2024.

Pharmaceuticals

	For the three months ended September 30,
(In thousands)	2025	2024	Change	% Change
Revenues:
Revenue from products	$37,676	$39,143	$(1,467)	(4)%
Revenue from transfer of intellectual property and other	18,749	13,218	5,531	42%
Total revenues	56,425	52,361	4,064	8%
Costs and expenses:
Cost of revenue	21,374	24,657	(3,283)	(13)%
Selling, general and administrative	13,057	15,161	(2,104)	(14)%
Research and development	29,644	28,244	1,400	5%
Amortization of intangible assets	16,539	16,495	44	0%
Total costs and expenses	80,614	84,557	(3,943)	(5)%
Loss from operations	$(24,189)	$(32,196)	$8,007	25%

Revenue from products. Revenue from products for the three months ended September 30, 2025 decreased $1.5 million or 3.7%, compared to the three months ended September 30, 2024. The decrease was primarily driven by lower sales volume in certain international operations, which resulted in a $3.2 million decrease in revenue. This lower volume was primarily due to unfavorable impacts from the timing of customer orders and product mix. This was partially offset by a $1.7 million increase in revenue from Rayaldee, which increased to $7.5 million from $5.8 million in the 2024 period.

Revenue from transfer of intellectual property and other. Revenue from intellectual property and other increased by $5.5 million to $18.7 million for the three months ended September 30, 2025, from $13.2 million for the same period last year. This growth was primarily driven by the $2.6 million increase from the BARDA Contract (as defined and described in Note 14 to our Quarterly Financial Statements), with revenue of $8.2 million for the three months ended September 30, 2025, compared to $5.5 million for the 2024 period. Additionally, we had an increase of $1.8 million from gross profit share and royalty payments from NGENLA (Somatrogon) and Pfizer's Genotropin® (Somatropin), growing to $8.8 million from $7.0 million in the prior year. Furthermore, contract manufacturers' commercial milestones contributed to a $1.6 million increase, rising to $1.7 million from $0.1 million in the prior year.

Cost of revenue. Cost of revenue for the three months ended September 30, 2025 decreased $3.3 million, or 13.3%, compared to the three months ended September 30, 2024. The decrease was primarily driven by a corresponding decline in product costs related to lower sales volume from our international subsidiaries. Our Chilean subsidiary was disproportionately affected by the combination of both lower sales volume and unfavorable foreign exchange effects. However, the collective performance of other international subsidiaries helped mitigate this impact, as they offset some of the lower sales volume and the negative effects of foreign exchange.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2025 and 2024 were $13.1 million and $15.2 million, respectively, a decrease of 13.9% from the prior year period. The decrease was primarily driven by lower employee-related expenses, mainly associated with Rayaldee commercial operations and a decrease in professional fees from our international operations primarily related to tax litigation.

Research and development expenses. Research and development expenses for the three months ended September 30, 2025 and 2024 were $29.6 million and $28.2 million, respectively, an increase of 5.0% from the prior year period. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Three months ended September 30,
(In thousands)	2025	2024
External expenses:
Manufacturing expense for biological products	$12,115	$9,355
Phase 3 studies	23	684
Post-marketing studies	36	226
Earlier-stage programs	5,377	7,481
Research and development employee-related expenses	10,038	10,276
Other internal research and development expenses	2,229	2,031
Third-party grants and funding from collaboration agreements	(174)	(1,809)
Total research and development expenses	$29,644	$28,244

Research and development expenses for the three months ended September 30, 2025 increased primarily due to higher expenses at ModeX, driven by growth in our BARDA collaboration and advancements and expansion in our early-stage programs.

Amortization of intangible assets. Amortization of intangible assets was $16.5 million for both the three months ended September 30, 2025 and 2024. The expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years.

Corporate

	For the three months ended September 30,
(In thousands)	2025	2024	Change	% Change
Costs and expenses:
Selling, general and administrative	$9,244	$12,096	$(2,852)	(24)%
Research and development	145	33	112	339%
Total costs and expenses	9,389	12,129	(2,740)	(23)%
Loss from operations	$(9,389)	$(12,129)	$2,740	23%

Operating loss for our unallocated corporate operations was $9.4 million for the three months ended September 30, 2025, compared to $12.1 million for the same period in 2024. This decrease was primarily due to lower employee-related expenses, and principally reflects general and administrative expenses incurred in connection with our corporate operations.

Other

Interest income. Interest income for the three months ended September 30, 2025 and 2024 was $3.0 million and $2.9 million, respectively. The increase in interest income was primarily driven by interest earned on a larger average balance of cash and cash equivalents invested during the 2025 period.

Interest expense. Interest expense decreased to $11.4 million for the three months ended September 30, 2025, compared to $17.4 million for the same period of 2024. The decrease was attributable to lower interest incurred on the 2029 Convertible 144A Notes and the 2044 Notes, including amortization of deferred financing and debt issuance costs.

Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the three months ended September 30, 2025 and 2024, was $38.0 thousand and $1.0 thousand of income, respectively. Derivative income was principally related to foreign currency forward exchange contracts at OPKO Chile.

Other income (expense), net. Other income (expense), net decreased by $46.9 million to $1.7 million expense for the three months ended September 30, 2025, compared to $48.6 million in income during the prior year period. In the 2024 period, we recorded income of $45.9 million from our investment in GeneDx Holdings (as defined in Note 6 to our Quarterly Financial Statements contained in this Quarterly Report on Form 10-Q), consisting of $35.4 million of income related to changes in the fair value and $10.5 million income from the sale of shares. Foreign currency income was $1.1 million for the 2025 period, compared with $4.1 million income recorded in the 2024 period.

Income tax provision. Our income tax provision for the three months ended September 30, 2025 and 2024 was $19.8 million and $23.5 million, respectively. The $3.7 million decrease in the provision was primarily drive by the discrete, non-recurring tax expenses related to the BioReference Transaction and the Oncology Transaction. While the U.S. federal statutory income tax rate is 21%, our consolidated effective tax rate for both periods differed from this rate primarily due to the relative mix of earnings and losses generated in the U.S. versus foreign tax jurisdictions, as well as the operating results in tax jurisdictions which do not result in a tax benefit.

Loss from investments in investees. We have invested in certain early-stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as an equity holder. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses Loss from investments in investees was $3.0 thousand for both the three months ended September 30, 2025 and 2024.

FOR THE nine months ended September 30, 2025 and 2024

Our consolidated (loss) from operations for the nine months ended September 30, 2025 and 2024 was as follows:

	For the nine months ended September 30,
(In thousands)	2025	2024	Change	% Change
Revenues:
Revenue from services	$299,190	$377,557	$(78,367)	(21)%
Revenue from products	113,261	117,675	(4,414)	(4)%
Revenue from transfer of intellectual property and other	45,978	34,272	11,706	34%
Total revenues	458,429	529,504	(71,075)	(13)%
Costs and expenses:
Cost of revenue	316,514	395,653	(79,139)	(20)%
Selling, general and administrative	172,487	237,191	(64,704)	(27)%
Research and development	91,261	74,789	16,472	22%
Amortization of intangible assets	58,835	62,290	(3,455)	(6)%
Gain on sale of assets	(101,576)	(121,493)	19,917	(16)%
Total costs and expenses	537,521	648,430	(110,909)	(17)%
Loss from operations	$(79,092)	$(118,926)	$39,834	33%

Diagnostics

	For the nine months ended September 30,
(In thousands)	2025	2024	Change	% Change
Revenues
Revenue from services	$299,190	$377,557	$(78,367)	(21)%
Total revenues	299,190	377,557	(78,367)	(21)%
Costs and expenses:
Cost of revenue	247,303	325,797	(78,494)	(24)%
Selling, general and administrative	102,828	161,208	(58,380)	(36)%
Research and development	1,311	1,545	(234)	(15)%
Amortization of intangible assets	9,771	12,943	(3,172)	(25)%
Gain on sale of assets	(101,576)	(121,493)	19,917	(16)%
Total costs and expenses	259,637	380,000	(120,363)	(32)%
Income (loss) from operations	$39,553	$(2,443)	$41,996	1719%

Revenue. Revenue from services for the nine months ended September 30, 2025 decreased by approximately $78.4 million, a decrease of 20.8% compared to the same period in 2024. This change was driven by total reductions of $100.6 million, composed of $72.3 million reflecting the September 2024 sale of BioReference's lab operations, and $28.3 million from lower clinical test volume in continuing operations, which were partially offset by a $22.2 million increase from higher clinical test reimbursement rates.

Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue for the period during which the related services are rendered. For the nine months ended September 30, 2025 and 2024, we recorded $1.3 million and $2.2 million, respectively, of negative revenue adjustments due to changes in estimates of implicit price concessions for services provided in prior periods, primarily due to shifts in the composition of our client and patient pay mix.

The composition of revenue from services by payor for the nine months ended September 30, 2025 and 2024 was as follows:

	Nine months ended September 30,
(In thousands)	2025	2024
Healthcare insurers	$170,045	$229,600
Government payers	49,855	63,561
Client payers	71,957	71,521
Patients	7,333	12,875
Total	$299,190	$377,557

Cost of revenue. Cost of revenue for the nine months ended September 30, 2025 decreased $78.5 million, a decrease of 24.1% compared to the nine months ended September 30, 2024. The decrease is related predominantly to our disposition of certain lab operations in the BioReference Transaction. These divested operations had incurred $71.9 million in cost of revenue for the nine months ended September 30, 2024, costs which did not recur for the comparable 2025 period. The remaining decrease primarily reflects lower employee headcount, resulting from both the foregoing divestiture and ongoing cost-reduction initiatives at BioReference, as well as changes in the testing mix for the ongoing operations.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2025 and 2024 were $102.8 million and $161.2 million, respectively, representing a decrease of 36.2% from the prior period. The decrease was driven by lower employee-related expenses resulting from continued cost-reduction initiatives and the absence of $26.8 million in costs associated with divested operations (which had been incurred for the nine months ended September 30, 2024). These favorable impacts, which reduced ongoing expenses, were partially offset by $4.7 million in one-time costs recorded for the nine months ended September 30, 2025 related to adjustments to the useful life of certain operating leases.

Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Nine months ended September 30,
	2025	2024
Research and development employee-related expenses	$910	$1,006
Other internal research and development expenses	401	539
Total research and development expenses	$1,311	$1,545

The decrease in research and development expenses for the nine months ended September 30, 2025 as compared to 2024 was primarily due to a decrease in employee-related expenses as a result of the continued cost-reduction initiatives implemented at BioReference.

Amortization of intangible assets. Amortization of intangible assets was $9.8 million and$12.9 million, respectively, for the nine months ended September 30, 2025 and 2024. This decrease was primarily due to the removal of amortizable intangible assets associated with the lab operations divested in September 2024 and assets included in the Oncology Transaction (defined in Note 1 to our Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q).

Gain on sale of assets. Gain on sale of assets for the nine months ended September 30, 2025 and 2024, was $101.6 million and $121.5 million, respectively. This gain was due to the Oncology Transaction, which closed during the third quarter of 2025, and the BioReference Transaction, which closed during the third quarter of 2024.

Pharmaceuticals

	For the nine months ended September 30,
(In thousands)	2025	2024	Change	% Change
Revenues:
Revenue from products	$113,261	$117,675	$(4,414)	(4)%
Revenue from transfer of intellectual property and other	45,978	34,272	11,706	34%
Total revenues	159,239	151,947	7,292	5%
Costs and expenses:
Cost of revenue	69,211	69,856	(645)	(1)%
Selling, general and administrative	38,964	44,264	(5,300)	(12)%
Research and development	89,660	73,177	16,483	23%
Amortization of intangible assets	49,064	49,347	(283)	(1)%
Total costs and expenses	246,899	236,644	10,255	4%
Loss from operations	$(87,660)	$(84,697)	$(2,963)	3%

Revenue from products. Revenue from products for the nine months ended September 30, 2025 decreased $4.4 million or 3.8%, compared to the nine months ended September 30, 2024. The decrease was primarily driven by lower sales volume in our international operations, which resulted in a $5.5 million decrease in revenue. This decrease was impacted primarily by unfavorable foreign exchange of $1.1 million, as well as the timing of customer orders and product mix. This negative impact was partially offset by a $1.1 million increase in revenue from Rayaldee, which grew to $21.0 million compared to $19.9 million in the 2024 period.

Revenue from transfer of intellectual property and other. Revenue from intellectual property and other increased by $11.7 million to $46.0 million for the nine months ended September 30, 2025, from $34.3 million in the same period last year. The increase was primarily driven by a $8.9 million increase from the BARDA Contract, with revenue recognized under the contract totaling $21.6 million for the nine months ended September 30, 2025, compared to $12.8 million for the 2024 period. Additionally, contract manufacturers' commercial milestones contributed a $4.1 million increase, rising to $4.6 million from $0.5 million in the prior year. Furthermore, we had an increase of $0.5 million from gross profit share and royalty payments from NGENLA (Somatrogon) and Pfizer's Genotropin® (Somatropin), growing to $19.4 million from $18.9 million in the prior year. These positive factors were partially offset by a net decrease of $1.8 million from other revenue during the period.

Cost of revenue. Cost of revenue for the nine months ended September 30, 2025 decreased $0.6 million, a decrease of 0.9%, compared to the nine months ended September 30, 2024. This decrease primarily reflected lower product costs resulting from the decrease in sales volume from our international subsidiaries, which was influenced by shifts in product mix due to the timing of customer orders. The impact of this overall decline was concentrated at our Chilean subsidiary, which was disproportionately affected by both lower sales volume and unfavorable foreign exchange effects. This was partially offset, however, by the collective performance of other international subsidiaries, which managed to mitigate some of the lower sales volume and negative foreign exchange impact.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2025 and 2024 were $39.0 million and $44.3 million, respectively, a decrease of 12.0% from the prior year period. This $5.3 million decrease was primarily driven by lower employee-related expenses resulting from operational efficiencies, particularly impacting the Rayaldee commercial operations. This decrease was further aided by a reduction in costs from international operations, which reflected lower professional fees, primarily related to tax litigation.

Research and development expenses. Research and development expenses for the nine months ended September 30, 2025 and 2024 were $89.7 million and $73.2 million, respectively, an increase of 22.5% from the prior year period. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Nine months ended September 30,
(In thousands)	2025	2024
External expenses:
Manufacturing expense for biological products	$36,015	$22,590
Phase III studies	72	1,332
Post-marketing studies	74	514
Earlier-stage programs	20,541	25,505
Research and development employee-related expenses	29,830	28,132
Other internal research and development expenses	6,163	5,969
Third-party grants and funding from collaboration agreements	(3,035)	(10,865)
Total research and development expenses	$89,660	$73,177

Research and development expenses for the nine months ended September 30, 2025 increased primarily due to higher expenses at ModeX. This increase was driven by a combination of factors, including growth in our early-stage programs and BARDA collaboration, and higher employee-related expenses due to an increase in headcount.

Amortization of intangible assets. Amortization of intangible assets was $49.1 million and $49.4 million, respectively, for the nine months ended September 30, 2025 and 2024. The expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years.

Corporate

	For the nine months ended September 30,
(In thousands)	2025	2024	Change	% Change
Costs and expenses:
Selling, general and administrative	$30,695	$31,719	$(1,024)	(3)%
Research and development	290	67	223	333%
Total costs and expenses	30,985	31,786	(801)	(3)%
Loss from operations	$(30,985)	$(31,786)	$801	3%

Operating loss for our unallocated corporate operations for the nine months ended September 30, 2025 and 2024 was 31.0 million and $31.8 million, respectively, and principally reflects general and administrative expenses incurred in connection with our corporate operations. The decrease in operating loss was primarily due to lower employee-related expenses.

Other

Interest income. Interest income for the nine months ended September 30, 2025 and 2024 was $11.0 million and $4.1 million, respectively. The increase in interest income is driven by interest earned on our larger cash investment.

Interest expense. Interest expense increased to $97.2 million for the nine months ended September 30, 2025, compared to $33.2 million for the same period of 2024. The increase was primarily attributable to $59.1 million from the amortization of $54.7 million in unamortized debt discount and $4.4 million in debt issuance costs related to the Note Exchange Transactions (as defined in Note 7 to our Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q). In addition, interest expense was impacted by $8.1 million interest incurred on the 2029 Convertible Notes and the 2044 Notes, including amortization of deferred financing and debt issuance costs.

Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the nine months ended September 30, 2025 and 2024, was $0.3 million and $26.2 million of expense, respectively. Derivative expense was principally related to the change in fair value on the 2029 Convertible Notes (see Note 7 to our Condensed Consolidated Financial Sstatements contained in this Quarterly Report on Form 10-Q for further information) and on foreign currency forward exchange contracts at OPKO Chile.

Other income (expense), net. Other income (expense), net decreased by $157.7 million to $28.9 million of expense for the nine months ended September 30, 2025, compared to $128.8 million of income in the prior year period. The decrease is related primarily to our GeneDx (as defined in Note 6 to our Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q) investment; we recognized $129.1 million of income during the nine months ended September 30, 2024, which included $118.6 million reflecting an increase in the fair value of our investment (primarily unrealized gains) and $10.5 million from the sale of GeneDx shares. The decrease was also caused by the inclusion of $32.6 million in inducement expense related to the Note Exchange Transactions (as defined in Note 6 to our Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q) in the 2025 period. Furthermore, a foreign currency loss of $1.5 million was recorded for the 2025 period, compared with income of $0.1 million in the 2024 period.

Income tax benefit (provision). Our income tax benefit (provision) for the nine months ended September 30, 2025 and 2024 was $0.1 million benefit and $21.9 million provision, respectively. The $22.0 million increase in income tax benefit was primarily a result of the discrete, non-recurring tax expenses related to the BioReference Transaction and the Oncology Transaction. While the U.S. federal statutory income tax rate is 21%, our consolidated effective tax rate for both periods differed from this rate primarily due to the relative mix of earnings and losses generated in the U.S. versus foreign tax jurisdictions, as well as the operating results in tax jurisdictions which do not result in a tax benefit.

Loss from investments in investees. We have invested in certain early-stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as an equity holder. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses. Loss from investments in investees was $12.0 thousand and $7.0 thousand for the nine months ended September 30, 2025 and 2024, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2025, we had cash, cash equivalents and restricted cash of approximately $428.9 million. Cash used in operations of $152.6 million for the nine months ended September 30, 2025 principally reflected general and administrative expenses related to our corporate operations, research and development activities and sales and marketing activities related to our pharmaceutical and diagnostic business. Cash provided by investing activities was $232.3 million for the nine months ended September 30, 2025 primarily reflected proceeds from the Labcorp sales including escrow released of $197.8 million and $51.7 million in proceeds from the sale of equity securities, offset by a $7.7 million investment in Entera and $9.6 million in capital expenditures. Cash used in financing activities for the nine months ended September 30, 2025 of $99.7 million primarily reflected the re-purchase of Common Stock for $33.5 million and the repurchase of 2029 Convertible 144A Notes for $62.2 million, and net repayments on our lines of credit of $3.7 million. We have historically not generated sustained positive cash flow sufficient to offset our operating and other expenses, and our primary sources of cash have been from the public and private placement of equity and debt, as well as credit facilities available to us.

On September 15, 2025, the Company consummated the Oncology Transaction, pursuant to which Labcorp acquired select assets of the Company's subsidiary, BioReference. Labcorp paid to the Company aggregate consideration of $192.5 million, consisting of $173.3 million in cash and an escrow of $19.2 million, subject to certain adjustments as set forth in the Labcorp Asset Purchase Agreement. Labcorp acquired BioReference's oncology diagnostics business and related clinical testing services assets.

On April 4, 2025, the Company announced that its Board of Directors has authorized an increase of $100.0 million to the Company’s existing Common Stock repurchase program, bringing the aggregate capacity of the program to $200.0 million. Approximately $50.6 million shares of Common Stock had been repurchased under the existing program since its authorization in July 2024. Under this program, the Company may repurchase shares from time to time through various methods, including open market purchases, block trades, privately negotiated transactions, accelerated share repurchases, as well as pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Exchange Act, and otherwise in compliance with applicable laws. The timing and amount of any repurchases is subject to general market conditions, the Company's capital management, investment opportunities, and other factors. The repurchase program does not obligate the Company to repurchase any specific number of shares, has no time limit, and may be modified, suspended, or discontinued at any time at the Company's discretion.

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

During the first quarter of 2025, the Company sold its entire holding of 620 thousand shares of GeneDx common stock at various prices per share for approximately $51.7 million in aggregate proceeds. As a result of these sales, the Company no longer holds shares in GeneDx.

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

ModeX and Merck have established a strategic collaboration with a detailed research plan to guide the development of such a vaccine or related product. This plan includes the creation of a joint steering committee, and the potential use of third-party contract development and manufacturing organization to carry out such activities unless otherwise agreed. Merck will reimburse ModeX for development costs incurred as part of this research plan. To date, we have incurred $26.8 million of development costs related to the Epstein-Barr Virus, which Merck has reimbursed in full.

In September 2024, ModeX entered into the BARDA Amendment which increased funding by $26.9 million, for the ongoing development, manufacturing, and execution of a Phase 1 clinical trial for a next-generation MSTAR multispecific antibody with broad neutralizing activity against known variants of SARS-CoV-2. The BARDA Amendment also included BARDA's exercise of an option for the development of a multispecific protein antibody for influenza or another pathogen, with the additional funding allocated to cover the expanded work. These modifications increased the total value of the BARDA Contract to $110.0 million, with a potential value, of $205.0 million if BARDA exercises all options thereunder to expand

ModeX's services. As of September 30, 2025, the aggregate amount remaining to be funded by BARDA, which is subject to performance obligations and excluding unexercised contract options, was $63.4 million.

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

As of September 30, 2025, the total commitments under our lines of credit with financial institutions in Chile and Spain were $30.9 million, of which $12.5 million was drawn as of September 30, 2025. On September 30, 2025, the weighted average interest rate on these lines of credit was approximately 5.4%. These lines of credit are short-term and are used primarily as a source of working capital. The highest aggregate principal balance at any time outstanding during the nine months ended September 30, 2025 was $14.3 million. We intend to continue to draw under these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.

Our liquidity will be impacted by the successful achievement of various milestones and the generation of royalty revenues under our existing collaboration and licensing agreements. As of September 30, 2025, the potential payments from these agreements are as follows:

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

Restated Pfizer Agreement:

•
Eligible to receive $50.0 million in regulatory milestones.
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

We believe that the cash, cash equivalents and restricted cash on hand on September 30, 2025 are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements, and the timing of those requirements, will depend on a number of factors, including the approval and success of our products and products in development, particularly our long acting Somatrogon (hGH-CTP) for which we have received approval in over 50 markets, including the United States, Europe, Japan, Australia and Canada, the commercial success of Rayaldee, BioReference’s financial performance, possible acquisitions and dispositions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and results of government investigations, payor claims, existing legal proceedings (including the ITA litigation) and those that may arise in the future. We have historically not generated sustained positive cash flow and if we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions or reduce our marketing or sales efforts or cease operations.

The following table provides information as of September 30, 2025, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations	Remaining three months ending
(In thousands)	December 31, 2025	2026	2027	2028	2029	Thereafter	Total
Open purchase orders	$4,964	$4,959	$415	$—	$—	$—	$10,338
Operating leases	2,722	9,630	7,928	6,751	5,774	13,574	46,379
Finance leases	394	1,318	839	214	211	1,848	4,824
2029 and 2033 Convertible Notes	—	—	—	—	82,649	50	82,699
2044 notes	—	—	—	—	—	246,224	246,224
Mortgages and other debts payable	504	1,131	862	879	596	—	3,972
Lines of credit	12,785	—	—	—	—	—	12,785
Interest commitments	2,349	4,670	4,652	4,647	193	—	16,511
Total	$23,718	$21,708	$14,696	$12,491	$89,423	$261,696	$423,732

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (i) specific categories in the rate reconciliation, (ii) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (iii) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions, among other changes. The guidance became effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

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

In 2021, the Organization for Economic Co-operation and Development (“OECD”) established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution (“Pillar Two”) to global taxation, focusing on global profit allocation and a 15% global minimum effective tax rate. On December 15, 2022, the EU member states agreed to implement the OECD’s global minimum tax rate of 15%. The OECD issued Pillar Two model rules and continues to release guidance on these rules. Various participating countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax, some effective beginning 2024. We considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and there is no material impact to our tax results for the period. We anticipate further legislative activity and administrative guidance, and will continue to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions we operate in.

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

Approximately 25.2% of our revenue for the nine months ended September 30, 2025, was denominated in currencies other than the U.S. Dollar (USD). This compares to 22.3% for the same period in 2024. Our financial statements are reported in USD; therefore, fluctuations in exchange rates affect the translation of foreign-denominated revenue and expenses. During the nine months ended September 30, 2025 and the year ended December 31, 2024, our most significant currency exchange rate exposures were to the Chilean Peso and Euro. Gross accumulated currency translation adjustments, recorded as a separate component of shareholders’ equity, totaled $22.1 million and $52.7 million at September 30, 2025 and December 31, 2024, respectively. For information on such open foreign exchange forward contracts for the nine months ended September 30, 2025 and 2024 see “Management’s Discussion and Analysis—Results of Operations— Foreign Currency Exchange Rates.” We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price, or equity price risk.

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

At September 30, 2025, we had cash, cash equivalents and restricted cash of $428.9 million. The weighted average interest rate related to our cash, cash equivalents and restricted cash for the nine months ended September 30, 2025 was approximately 2.8%. As of September 30, 2025, the principal outstanding balance under our Chilean and Spanish lines of credit was $11.1 million in the aggregate at a weighted average interest rate of approximately 5.4%.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes to the Company’s Internal Control Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 Commitments and Contingencies to the Company’s Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our share repurchase activity for the quarter ended September 30, 2025 (dollars in ones)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs
July 1, 2025 to July 31, 2025	—	$-	—	141,520,666
August 1, 2025 to August 31, 2025	5,331,500	1.33	5,331,500	134,528,571
September 1, 2025 to September 30, 2025	5,750,000	1.42	5,750,000	126,243,251
Total	11,081,500	$1.38	11,081,500	126,243,251

1.
All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorizes the repurchase of up to $200 million of our Common Stock. This program was originally announced on July 18, 2024, and its capacity was increased by $100.0 million on April 4, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended September 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of

Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit 31.1*

Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2025.

Exhibit 31.2*

Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2025.

Exhibit 32.1**

Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2025.

Exhibit 32.2**

Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2025.

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

Date: October 29, 2025	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President and Chief Financial
Officer