Form 10-K
period 2025-12-31
OPKO HEALTH, INC.
filed 2026-02-26
CIK 944809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was: $539,505,768.

As of January 30, 2026, the registrant had 759,067,256 shares of its common stock, par value $0.01 per share (“Common Stock”) outstanding.

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
•
that we may not generate or sustain profits or cash flow from our laboratory operations or substantial revenue from NGENLA® (Somatrogon), Rayaldee, and our other pharmaceutical and diagnostic products;
•
our ability to manage our changing operations;
•
that the products in the R&D pipeline of our subsidiary, ModeX Therapeutics, Inc., will ultimately be commercialized;
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
•
the performance of our third-party vendors, distribution partners, licensees and manufacturers over which we have limited control;
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
•
legal, economic, political, regulatory, currency exchange, and other risks associated with international operations; and
•
disruptions to operations, including impact on employees, and business continuity, including physical damage or impaired access to company facilities resulting from the ongoing tensions in the Middle East;

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

ITEM 1. BUSINESS

OVERVIEW

We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our pharmaceutical business features NGENLA® (somatrogon-ghla), also referred to as Somatrogon (hGH-CTP), a once-weekly human growth hormone injection. We have partnered with Pfizer Inc. (“Pfizer”) for further development and commercialization of Somatrogon (hGH-CTP). Regulatory approvals for Somatrogon (hGH-CTP) for the treatment of children and adolescents as young as three years of age with growth disturbance due to insufficient secretion of growth hormone, have been secured in more than 50 markets worldwide, including in the United States, European Union Member States, Japan, Canada, and Australia under the brand name NGENLA®.

Through our pharmaceutical business, we manufacture and sell Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency. Rayaldee has secured marketing authorizations in 11 European countries, and we are advancing its development in mainland China through our strategic partners.

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

We operate established, revenue-generating pharmaceutical platforms in Spain, Ireland, Chile, and Mexico, which contribute to positive cash flow and facilitate future market entry for our products currently in development. Our Irish subsidiary, EirGen Pharma, Ltd. ("EirGen") specializes in the development and commercial supply of high-potency oral solid dose pharmaceutical products and exports to over 60 countries.

Our diagnostics business, BioReference Health, LLC (“BioReference”), is a highly specialized laboratory in the United States that we have recently strategically realigned to focus on its core clinical testing operations and high-value specialty products. In 2024 and 2025, we completed two separate divestitures of non-core laboratory assets for total aggregate consideration of up to $462.5 million, including approximately $32.5 million in potential earnout consideration. These transactions included the sale of BioReference's clinical diagnostics, reproductive health, and women's health businesses across the United States, excluding New York and New Jersey, as well as its oncology diagnostics business and related clinical testing services and assets. Following these divestitures, BioReference has continued to operate its core clinical and women's health testing business in the New York and New Jersey regions and maintains its national specialty urology franchise, including the proprietary 4Kscore® prostate cancer test.

We believe our highly experienced management team, with extensive development, regulatory and commercialization expertise, provides us with the necessary leadership to capitalize on these diverse commercial opportunities.

All product or service marks appearing in type form different from that of the surrounding text are trademarks or service marks owned, licensed to, promoted or distributed by OPKO, its subsidiaries or affiliates, except as noted. All other trademarks or services marks are those of their respective owners.

GROWTH STRATEGY

Our objective is to build a leading portfolio of next-generation therapies and diagnostics by leveraging our proprietary peptide modification and MSTAR technologies. We intend to drive long-term shareholder value through the following strategic pillars:

•
Advance the ModeX Multispecific Pipeline: We plan to aggressively develop our pipeline of next-generation multispecific antibodies and vaccines for cancer and infectious diseases. Utilizing our proprietary MSTAR platform, which combines multiple biologic components into single, potent molecules, we aim to address complex diseases that are resistant to traditional therapies. This includes advancing our internal candidates and progressing our clinical collaborations with Merck Sharp & Dohme LLC ("Merck") and Regeneron Pharmaceuticals, Inc. ("Regeneron").

•
Expand our Portfolio through Strategic Collaborations and License Agreements: We intend to actively pursue new licensing and collaboration opportunities that leverage our proprietary technology platforms. By partnering with industry leaders, we aim to accelerate the development of our clinical and preclinical candidates, share development costs, and utilize our partners’ global infrastructure to maximize the commercial value of our proprietary assets.
•
Maximize the Global Value of NGENLA®: We will continue to support Pfizer’s commercialization efforts to expand the market share of NGENLA® across more than 50 global markets. Our strategy includes supporting the pursuit of regulatory approvals for additional indications, such as Small for Gestational Age (SGA), to broaden the patient population and increase our tiered gross profit share revenue.
•
Execute on Rayaldee’s International Expansion: We are focused on driving the continued adoption of Rayaldee in the U.S. while executing a global launch strategy with our regional partners. This includes supporting our strategic partner in the commercial launch of Rayaldee in Macau and the regulatory submission in Mainland China, as well as working with our partners in Europe and Japan.
•
Optimize and Scale Specialty Diagnostics: Following the strategic divestiture of our non-core oncology and outreach assets in 2024 and 2025, we are focused on scaling our high-margin specialty diagnostics. A primary focus is increasing the adoption of the 4Kscore® test among primary care physicians and urologists, leveraging the 2025 FDA label expansion which enables testing without a digital rectal examination (DRE).

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

CURRENT PRODUCTS AND SERVICES AND RELATED MARKETS

Pharmaceutical Business

We have two commercial stage pharmaceutical products and several pharmaceutical compounds and technologies in various stages of research and development for a broad range of indications and conditions, as described below.

ModeX Therapeutics

In May 2022, we acquired ModeX, a biotech company developing multi-specific immune therapies focused on oncology, immunology and infectious diseases. ModeX utilizes several platforms in furtherance of its targets: the multispecific antibody platform MSTAR, which we believe can reliably and rapidly generate candidates that target up to six distinct biological pathways in a single molecule; and the Nanoparticle Vaccine platform, built on naturally occurring and self-assembling ferritin molecules, which ensures the right combination of antigens are presented in the right amount and in the right place to enhance the immune response. We believe the versatility and potency of our approaches will enable us to produce therapeutic candidates against complex diseases.

In Vivo CAR-T Program

ModeX is developing an off-the-shelf therapy designed to generate in vivo CAR T cells for the treatment of cancer and autoimmune diseases. ModeX utilizes a proprietary antibody-conjugated lipid nanoparticle (Ab-LNP) technology that selectively delivers CAR encoding mRNA to T cells via antibody targeting. The Ab-LNP platform offers a modular and scalable approach for the development of next generation CAR-T cell products for both autoimmune and oncology indications.

Oncology and Immunology Pipeline

ModeX has advanced multiple candidates into clinical development using its proprietary T-cell engager and expander technologies:

•
MDX2001 (Tetraspecific Antibody): A tetra-specific antibody developed utilizing the proprietary MSTAR technology targeting several types of solid tumors; it is designed to activate and sustain the function of the T-cells, and simultaneously target two antigens highly expressed on diverse tumors. Dual targeting minimizes the chance of resistance due to tumor heterogeneity or downregulation of a single antigen. Major solid tumor opportunities include lung, head and neck, kidney, prostate, and other solid tumors. The antibody has demonstrated potent in vitro tumor cell killing in multiple cell lines and in vivo tumor regression in mice challenged with cancer cells. As of October 2025, the Phase 1 trial advanced to the fifth dose level, with Phase 1b studies in select solid tumors expected to begin in 2026.
•
MDX2003 (Tetraspecific Antibody): A tetra-specific antibody developed utilizing the proprietary MSTAR technology targeting two antigens for hematological tumors, such as several types of B cell lymphomas and leukemia. The antibody has demonstrated in vitro killing of tumor cells and in vivo anti-tumor efficacy in a disseminated mouse tumor model. This product was in the preclinical and CMC development stage in 2025. A first in human Phase 1 clinical trial with this antibody is expected to initiate in early 2026. An antibody stimulates T cells and enhances their survival and proliferation, specifically activating antigen-specific memory T cells; and it could be used alone or in combination for immune-oncology and immunology indications. The first-in-human trials are expected to begin in early 2026.
•
MDX2004 (Trispecific Immune Modulator): A first-in-class trispecific antibody-fusion protein developed using the proprietary MSTAR platform. It is designed to rebuild and sustain the patient's own immune system, which is often exhausted by cancer, chemotherapy, or aging. Designed as a T-cell “rejuvenator,” MDX2004 engages CD3, CD28, and binds 4-1BB as a ligand to stimulate stem and memory T cells, which act as a reservoir to continuously replenish the immune system (rejuvenation). ModeX announced dosing of the first patient in October 2025.
•
Regeneron Collaboration Agreement: In October 2025, ModeX entered into a strategic license and collaboration agreement with Regeneron to discover and develop multispecific antibodies. This partnership leverages the proprietary MSTAR platform to combine Regeneron’s proprietary binders into multispecific molecules targeting multiple distinct biological pathways in a single molecule.

Infectious Disease and Vaccine Programs

BARDA Contract

On September 28, 2023, ModeX was awarded a contract (as amended, the “BARDA Contract”) by the Biomedical Advanced Research and Development Authority (“BARDA”), part of the Administration for Strategic Preparedness and Response at the U.S. Department of Health and Human Services. This contract aims to advance a platform and product candidates addressing various public health threats, specifically in viral infectious diseases. The funding enables the research, development, and clinical evaluation of multispecific antibodies based on ModeX's proprietary MSTAR technology. Under this contract, ModeX has developed MDX2301tetravalent bispecific antibody targeting the receptor-binding domain (RBD) of the SARS-CoV-2 spike protein. The antibody is intended for pre-exposure prophylaxis to prevent symptomatic COVID-19. The first-in-human clinical trial is expected to initiate in 2026. In addition, under the BARDA contract, ModexX is developing a multispecific influenza antibody candidate. Pursuant to an HHS notification received last year, all mRNA-related activities were discontinued; however, protein-based development efforts are ongoing and progressing toward lead candidate selection.

EBV Nanoparticle Vaccine

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

In March 2023, ModeX, OPKO, and Merck entered into a License and Research Collaboration Agreement (the “Merck Agreement”), pursuant to which ModeX granted to Merck an exclusive, sublicensable, royalty-bearing license to certain patent rights and know-how in connection with the development of ModeX’s preclinical nanoparticle vaccine candidate targeting the Epstein-Barr Virus. In January 2025, ModeX announced that the first participant had been dosed in a Phase 1 study of an EBV vaccine candidate.

Renal Products

Rayaldee

Rayaldee is a patented extended-release product for oral administration containing 30 mcg of a prohormone called calcifediol (25-hydroxyvitamin D3). Rayaldee was approved by the FDA in June 2016 and launched in the U.S. in November 2016 for the treatment of secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease “CKD” and vitamin D insufficiency. Final data from multi-site phase 3 studies were published in the American Journal of Nephrology in 2016, 2019 and 2024.

Vitamin D insufficiency can arise in CKD from many causes including obesity, proteinuria, and lifestyle changes that reduce exposure to sunlight. Studies in CKD patients have demonstrated that currently available over-the-counter and prescription vitamin D supplements (i.e., cholecalciferol or ergocalciferol) cannot reliably and sufficiently raise serum 25-hydroxyvitamin D concentrations to effectively prevent or treat SHPT, a condition commonly associated with declining kidney function in which the parathyroid glands secrete excessive amounts of parathyroid hormone (“PTH”). Prolonged elevation of blood PTH causes excessive calcium and phosphorus to be released from bone, leading to elevated serum calcium and phosphorus levels, softening of the bones (osteomalacia) or resulting in a loss of bone mineral density (osteoporosis), calcification of vascular and renal tissues, and acceleration of dialysis onset. SHPT affects 33% and 54% of patients with stage 3 and 4 CKD respectively, and approximately 95% of patients with stage 5 CKD.

Strategic Partnerships and Global Commercial Status

We leverage strategic partnerships to expand the global reach of Rayaldee:

•
Vifor Fresenius Medical Care Renal Pharma (“VFMCRP”): On May 8, 2016, we entered into a development and license agreement with VFMCRP for the development and commercialization of Rayaldee in Europe, and other international markets. We amended this agreement in 2021 to include Japan in VFMCRP's territory. Rayaldee is currently launched in Germany and Switzerland, with marketing authorizations now secured in 11 European countries. Additionally, we granted VFMCRP an exclusive option to acquire a license to commercialize Rayaldee in the U.S. solely for the treatment of SHPT in dialysis patients.
•
Nicoya Macau Limited (“Nicoya”): On June 18, 2021, we entered into a development and license agreement with Nicoya, an affiliate of Nicoya Therapeutics, granting them exclusive rights for the development and commercialization of Rayaldee in Greater China (mainland China, Hong Kong, Macau, and Taiwan). Following marketing approval in Macau in November 2024, Nicoya launched Rayaldee commercially in 2025.

We believe the CKD patient population is large and growing as a result of obesity, hypertension and diabetes; therefore, this patient population represents a significant global market opportunity. According to the 2025 U.S. Renal Data System Annual Report, CKD afflicts one in seven (14%) of U.S. adults and its prevalence is highest in non-Hispanic Black individuals (18.8%). An estimated 71-83% of CKD patients have vitamin D insufficiency which usually leads to SHPT and its debilitating consequences. Ineffective (or lack of) treatment for SHPT accelerates the onset of dialysis. Human and healthcare costs related to CKD represent a significant economic burden, which increases with disease severity, highlighting an urgent need to forestall CKD progression.

Oxyntomodulin and Peptides

Our product development program leverages proprietary long-acting analogs of oxyntomodulin and GLP-2 for the treatment of obesity, metabolic disorders, and rare malabsorption conditions.

Oxyntomodulin (OPK-88006)

Oxyntomodulin ("OXM") is a naturally occurring peptide hormone with dual agonist activity for the glucagon-like peptide-1 (“GLP-1”) and glucagon receptors, which work together to regulate appetite, food intake, and energy utilization. Stimulating both receptors, OPK88006 (formerly OPK88003) has demonstrated the potential to regulate blood glucose and reduce body weight.

•
OPK-88006 (Injectable): This long-acting OXM analog is being developed as a weekly subcutaneous injection for the treatment of obesity and metabolic dysfunction-associated steatohepatitis (“MASH”). We expect to complete IND-enabling work and initiate a Phase 1 study in 2026.
•
OPK-88006 (Oral): In collaboration with Entera Bio Ltd. (“Entera”), we are advancing a once-daily tablet formulation of OPK-88006.

Strategic Collaboration with LeaderMed Health Group Limited

On September 14, 2021, we formed a joint venture with LeaderMed Health Group Limited (“LeaderMed”), a pharmaceutical development company based in Asia. Under this agreement:

•
We granted the joint venture exclusive rights to develop, manufacture, and commercialize, in Greater China and eight other Asian countries, OPK-88006 and Factor VIIa-CTP, a novel long-acting coagulation factor for treating hemophilia in exchange for a 47% ownership interest.
•
LeaderMed and its syndicate partners initially invested $11 million for a 53% ownership interest and are responsible for funding all joint venture operations. We retain full rights to the candidate in all other geographies.

Strategic Collaboration with Entera Bio Ltd.

We have developed proprietary long acting therapeutic peptides, including GLP1, GLP1/Glucagon dual agonist (OPK-88006), GLP2, Parathyroid hormone (PTH) and growth hormone antagonist. Given that oral formulations are sometimes more desirable than injections, we have aimed to develop oral products. Accordingly, we have expanded our peptide portfolio through a series of strategic agreements between OPKO Biologics and Entera. These collaborations combine our advanced protein chemistry and long-acting peptide capabilities with Entera’s proprietary N-Tab® oral delivery technology to develop first-in-class oral tablet formulations for proteins and peptides that currently require injections.

Our partnership with Entera is currently focused on three core programs:

•
Oral OXM (Metabolic and Fibrotic Disorders): Under a 2025 collaboration and license agreement, we are advancing the first oral dual agonist GLP-1/glucagon peptide (OXM) for the treatment of obesity and related metabolic disorders. We hold a 60% ownership interest in this program. Following successful in vivo PK/PD validation in 2025, we plan to advance this project in 2026 for the oral tablet formulation.
•
Oral Long-Acting PTH (Hypoparathyroidism): In February 2026, we expanded our partnership to develop a first-in-class oral long-acting parathyroid hormone (LA-PTH) analog as a once-daily tablet for patients with hypoparathyroidism. This program utilizes our proprietary long-acting PTH variants. We and Entera each hold a 50% ownership interest in this program and share development costs equally. We aim to file an IND application for the LA-PTH tablet in late 2026.
•
Oral GLP-2 Analog (Short Bowel Syndrome): We are developing a first-in-class oral GLP-2 analog for the treatment of Short Bowel Syndrome (“SBS”). Preclinical data presented in September 2025 demonstrated an 18-fold improvement in plasma half-life over the current injectable standard of care, supporting its potential as a once-daily, injection-free alternative for patients with this rare malabsorptive condition.

Key Milestones and Technology

•
Research Phase September 2023: Initial research collaboration achieved successful in vivo proof-of-concept, demonstrating that oral administration of our GLP-2 and OXM analogs provided significant systemic exposure and bioavailability using the N-Tab platform.
•
Formalized Partnership in March 2025: We transitioned the metabolic program into a formal license and collaboration agreement to advance Oral OPK-88006.

Biologics-General

Our biologics business focuses on developing long-acting proprietary variants of approved therapeutic proteins or peptides. One of our innovative platform technologies uses a small peptide, carboxyl terminal peptide (“CTP”) which is part of endogenous human chorionic gonadotropin hormone ("GH") produced by the placenta during pregnancy. The effect of the additional CTP to GH is to increase the circulating half-life of luteinizing hormone. We have successfully developed a long acting growth hormone using the CTP technology. We have successfully developed a CTP- attached human growth hormone, Somatrogon (hGH-CTP), which is approved in over 50 countries and marketed by Pfizer.

NGENLA® Somatrogon (hGH-CTP)

Our lead product candidate utilizing CTP, Somatrogon (hGH-CTP), is a recombinant human growth hormone product developed for the long-term treatment of pediatric patients with growth hormone deficiency (“GHD”). GHD is a pituitary disorder resulting in short stature and other physical ailments caused by insufficient endogenous growth hormone secretion. NGENLA® utilizes our proprietary technology to increase the circulating half-life of the hormone, allowing for a once-weekly subcutaneous injection via a prefilled disposable pen that replaces the traditional standard of daily injections.

Strategic Partnership with Pfizer Inc.

In December 2014, we entered into an exclusive worldwide agreement with Pfizer Inc. (“Pfizer”) for the development and commercialization of Somatrogon (hGH-CTP) (the “Pfizer Transaction”).

•
Agreement Terms: In connection with the Pfizer Transaction, we received an upfront payment of $295 million and have since earned the full $175 million in regulatory milestones associated with pediatric GHD. We remain eligible for an additional $50 million milestone payment upon the approval of NGENLA® for children born small for gestational age (“SGA”).
•
Commercial Structure: Under the terms of the Pfizer Transaction, Pfizer is responsible for global commercialization, and we are entitled to a regional, tiered gross profit share that encompasses both NGENLA® and Pfizer’s daily growth hormone, Genotropin®.

Regulatory Status and Market Approvals

NGENLA® has secured marketing authorizations in more than 50 countries, establishing a broad global regulatory footprint.

•
Key Approvals: Authorization has been granted in major markets including Canada (October 2021), Australia (November 2021), Japan (January 2022), the European Union (February 2022), and the United States (June 2023).
•
Clinical Foundation: These approvals were supported by a Phase 3 global study demonstrating that weekly NGENLA®, delivered via its multidose disposable pen (available in 24 mg and 60 mg strengths), was non-inferior to daily somatropin in annual height velocity.

Global Commercial Performance

The Pfizer Transaction continues to deliver significant non-dilutive cash flow:

•
Financial Results: For the year ended December 31, 2025, we recorded $31.9 million in year-to-date royalty and gross profit share payments.
•
Royalty Monetization: To accelerate value realization, we entered into a $250 million agreement with HCR Injection SPV, LLC in 2024, providing immediate capital while retaining long-term upside in the profit share. For additional information, please see 2044 Note Purchase Agreement in Note 7 (debt) to our consolidated audited financial statements contained in this Annual Report on Form 10-K.

Market Position and Outlook

Based on our internal estimates and industry data utilized in our strategy, the global hGH market was valued at approximately $7.4 billion in 2024 and is expected to expand by up to 12.3% annually through 2030. We believe NGENLA®

is positioned to gain significant worldwide share as the market consolidates from seven daily treatments to three long-acting therapies that offer improved patient adherence.

Commercial Operations

We continue to leverage our global commercialization expertise to manage a geographically diverse portfolio of pharmaceutical businesses. Our international operations have provided a stable revenue base and specialized manufacturing capabilities that complement our domestic therapeutic pipeline.

EirGen Pharma Ltd. (Ireland)

Based in Waterford, Ireland, EirGen specializes in the development and commercial supply of high-potency, high-barrier-to-entry oral solid dose pharmaceutical products.

•
Capabilities: EirGen operates a state-of-the-art high-containment facility approved by the FDA, the European Medicines Agency, and the Pharmaceuticals and Medical Devices Agency, designed to handle potent compounds, such as those used in oncology therapies, that require specialized protocols to prevent cross-contamination.
•
Expansion: In late 2025, EirGen launched a new advanced manufacturing facility, expanding its total footprint to 77,700 square feet. This expansion is estimated to double EirGen's annual output capacity to approximately 1 billion units by 2027.
•
Global Reach: EirGen currently supplies life-changing medicines to patients in over 60 countries.

OPKO Health Europe (Spain)

Our European operations, centered in Spain, have more than 25 years of experience in the development, manufacture, and marketing of pharmaceutical, nutraceutical, and veterinary products. OPKO Health Europe provides an established platform for the commercialization of our products throughout the European Union and Latin America.

Latin American Operations (Mexico & Chile)

We maintain a significant commercial presence in Latin America through our subsidiaries in Mexico and Chile.

•
OPKO Mexico: Engaged in the manufacture and distribution of ophthalmic and other pharmaceutical products for both private and public markets. OPKO Mexico continues to expand its presence in the branded generics and over-the-counter (OTC) supplement markets.
•
OPKO Chile: Markets and distributes a wide range of pharmaceutical products, including cardiovascular therapies, vaccines, and antibiotics. Through ARAMA, we manage the importation and distribution of pharmaceutical and OTC products, leveraging ARAMA’s 30-year history in the Chilean market.

Diagnostics

BioReference Health, LLC

BioReference has a legacy of scientific excellence, innovation, and world-class service in laboratory testing solutions. Healthcare has changed in recent years, and BioReference has evolved by adapting our services and solutions aimed at addressing the needs of today’s customers. Laboratory testing and diagnostic excellence remain the cornerstones of the services we provide. As we challenge the limits of specialty diagnostics, we are engaged in strategic efforts to continue to drive innovation and cultivate a unique customer experience while simultaneously focusing on expanding our reach to match the dynamic needs of an ever-changing healthcare system.

At BioReference, we offer comprehensive laboratory testing services utilized by healthcare providers in the detection, diagnosis, evaluation, monitoring, and treatment of diseases, including, but not limited to, the following: esoteric testing, molecular diagnostics, anatomical pathology, genetics, women’s health and correctional healthcare. BioReference provides these services to physician offices, clinics, hospitals, employers, health plans, academic institutions, and governmental agencies. Our clinical and women’s health testing services are concentrated in New York and New Jersey. For urology (4Kscore Test) and corrections health services, we continue to offer a full service menu with a national scope.

BioReference’s laboratory testing business consists of routine and esoteric testing. Routine tests measure various health parameters, such as the functions of the heart, kidney, liver, thyroid and other organs, including such tests as blood cell counts, cholesterol levels, pregnancy, substance abuse and urinalysis. BioReference is in-network with the largest health plans in the United States and many regional plans throughout the country. BioReference typically operates 24 hours per day, 365 days per year and perform and report most routine test results within 24 hours.

The esoteric tests BioReference performs require sophisticated equipment and materials, highly skilled personnel and professional attention. Esoteric tests are ordered less frequently than routine tests and typically are priced higher than routine tests. Esoteric tests include tests related to endocrinology, immunology, microbiology, HIV tests, molecular diagnostics, next generation sequencing, serology, and toxicology.

Additionally, BioReference operates the following highly specialized laboratory departments:

•
Urology provides cutting-edge Uropathology, including the proprietary prostate cancer biomarker test, the 4Kscore Test®. The 4Kscore Test helps assess the probability of finding aggressive prostate cancer on biopsy.
•
Women’s Health provides end-to-end laboratory solutions for all women at every stage in their lives. With an evidence-based portfolio designed for OBGYNs, Maternal Fetal Medicine specialists, and women’s healthcare providers in New York and New Jersey, we offer testing for cervical and vaginal health, reproductive health, and hereditary cancer screening.

Divestiture of Assets to Labcorp

Over the past two years, we have re-calibrated BioReference's organization and cost structure to position it for sustained growth and profitability. This transformation has been driven by two significant divestitures of assets to Labcorp:

•
September 2024 BioReference Transaction: We completed the sale of laboratory testing businesses focused on clinical diagnostics, reproductive health, and women's health across the United States, excluding New York and New Jersey, for $237.5 million in cash.
•
September 2025 Oncology Transaction: We completed the sale of our oncology diagnostics business and related clinical testing assets for up to $225 million, which included $192.5 million received at closing and up to $32.5 million in potential earnout consideration.

These divestitures represented approximately $200 million in annual revenues prior to the sales. Following these transactions, we have streamlined operations by closing laboratory facilities in California, Texas, Florida, and Maryland. We have also reduced our BioReference workforce to approximately 1,373 full-time employees as of December 31, 2025, down from approximately 3,300 prior to the restructurings.

BioReference's focused core now centers on clinical testing operations in the New York and New Jersey markets, as well as our national 4Kscore Test franchise and correctional healthcare services.

Our near-term goals for BioReference include:

•
Continuing strategic initiatives to drive sales of the 4Kscore Test;
•
Growing market share within the core New York and New Jersey clinical testing markets; and
•
Achieving and sustaining profitability through our leaner, more efficient operating model.

4Kscore Test

We offer the 4Kscore test through BioReference. The 4Kscore test is a laboratory-developed test that measures the blood levels of four prostate-derived kallikrein proteins: Total PSA, Free PSA, Intact PSA, and Human Kallikrein-2 (“hK2”). These biomarkers, along with the age and prior prostate clinical information, are processed using a proprietary algorithm (now FDA-approved) to calculate the individualized probability of finding clinically significant prostate cancer to aid the biopsy decision between a patient and the healthcare provider.

Following the strategic sale of BioReference’s oncology and other clinical testing assets to Labcorp in September 2025, we have retained the 4Kscore test franchise as a core component of our streamlined diagnostics business.

FDA Approval and Label Expansion

The 4Kscore test was originally approved by the FDA in December 2021 for use in men aged 45 and older. In 2025, the FDA approved a supplemental application that expanded the clinical utility of the test by enabling its use without digital rectal examination (“DRE”) information. All supportive clinical validity data and demonstration of robustness test methods are available on the FDA's website.

•
Indication: The 4Kscore Test is indicated for the assessment of the likelihood of aggressive prostate cancer before a prostate biopsy decision for men age 45 and older who have an age-specific elevated or abnormal screening PSA result.
•
Clinical Impact: Because over 90% of PSA screening tests in the U.S. are ordered by primary care providers who may not routinely perform a DRE, this label expansion significantly broadens the potential user base and ease of adoption for the test.
•
Diversity and Equity: Clinical validation included a predominantly African American cohort, confirming that the test remains highly accurate regardless of race. African American men are 1.7 times more likely to be diagnosed with prostate cancer and 2.2 times more likely to die from the disease than Caucasian men.

Market Growth and Reimbursement

Driven by the 2025 label expansion and increased physician adoption, 4Kscore test revenue increased by more than 13% year-over-year for the year ended December 31, 2025.

•
Guideline Recommendations: The National Comprehensive Cancer Network (NCCN) has recommended the 4Kscore test in its Guidelines for Prostate Cancer Early Detection since 2015. The European Association of Urology (EAU)also includes the test in its guidelines as a blood test with greater specificity over the standard PSA test.
•
Medicare and Private Payors: The 4Kscore test holds a Category I CPT® code (81539), facilitating reimbursement through government and private insurance programs. Since December 2019, Novitas Solutions, the Medicare Administrative Contractor, has provided positive coverage through a local coverage determination, ensuring reimbursement for Medicare beneficiaries who meet the defined coverage criteria. It has also received positive coverage by several private and commercial payors and Medicaid coverage.

Strategic Investments

We have and may continue to make investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for OPKO as a shareholder.

RESEARCH AND DEVELOPMENT EXPENSES

During the years ended December 31, 2025, 2024, and 2023, we incurred $124.0 million, $105.2 million, and $89.6 million, respectively, of research and development expenses related to our various product candidates. During the years ended December 31, 2025, 2024 and 2023, our research and development expenses primarily consisted of a pipeline of immuno-oncology and infectious disease programs, hGH-CTP, and Rayaldee development programs.

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

NGENLA® -- Somatrogon (hGH-CTP)

The hGH-CTP line of patents, which is exclusively licensed to Pfizer, includes multiple U.S. patent families that cover modified human grown hormone (Somatrogon), uses of Somatrogon (hGH-CTP) in adult and pediatric patient populations, and methods of making Somatrogon (hGH-CTP). Equivalent patents have also been filed in multiple countries around the world. One patent family covers certain CTP modified hGH polypeptides relating to growth hormones and their method of use and expires in February of 2027 (with the exception of two U.S. patents, namely US 8304386 and US 8097435, which expire in January 2028 and April 2027, respectively, due to Patent Term Adjustment for each). Additional U.S. patent applications are pending which cover Somatrogon (hGH-CTP) formulations, methods of manufacture and pediatric dosing regimens and, if granted, would expire in 2033. Equivalent patents are granted in Europe and Japan and which expire in 2032 and 2034. A subset of cases in the patent estate covers cytokine-based polypeptides relating to human growth hormone treatment and will expire in February 2027 (in the U.S., these cases include registered patents 8,048,849; 8,426,166; 8,999,670; and 9,896,494, and no Patent Term Adjustment was issued). Multiple other U.S. patents cover Somatrogon (hGH-CTP) and its uses or methods of making including U.S. Pat. Nos. 7,553,941; 8,450,269; 8,946,155; 10,351,615; and 11,197,915, where no Patent Term Adjustment was awarded by the USPTO. The equivalent foreign patents and applications are granted or pending in several major market countries and regions. In addition to the CTP patents and applications licensed to Pfizer, OPKO has multiple patent families covering similar biologicals with patents and applications pending in the U.S. and internationally. Patent term extensions and/or similar extensions such as supplementary protection certificates (SPCs) have been filed in the United States Patent and Trademark Office (USPTO) and in multiple foreign jurisdictions where NGENLA® (Somatrogon) has been approved and have been granted and/or are pending.

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

Multispecific Antibodies and Vaccines

Our affiliate, ModeX has multiple patents and/or patent applications either owned or co-owned by ModeX or licensed-in from a third party such as Sanofi, and which cover vaccine candidates such as a bivalent Epstein-Barr virus vaccine and its use in multiple indications (out-licensed to Merck & Co) or covers therapeutic multispecific antibodies for the treatment of various diseases or conditions such as infectious disease or cancer. ModeX has and will continue to file patent applications covering compositions and indications within their development program.

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

LICENSES AND COLLABORATIVE RELATIONSHIPS

Our strategy is to develop a portfolio of product candidates through a combination of internal development, acquisition, and external partnerships. Collaborations are key to our strategy and we continue to build relationships and forge partnerships in various areas where unmet medical needs and commercial opportunities exist.

In December 2014, we entered into the Pfizer Transaction for the development and commercialization of our long-acting hGH-CTP for the treatment of GHD. In May 2021, VFMCRP entered into an agreement with us, pursuant to which it assumed our prior strategic partner's rights to develop and commercialize Rayaldee for the treatment of SHPT in Japan. Under the VFMCRP Agreement, as amended from time to time, we have a license and collaboration agreement for the development and commercialization of Rayaldee in Europe, Australia, and certain other international markets.

In June 2021, we entered into a license agreement with Nicoya to distribute and sell Rayaldee in China. In September 2021, we also entered into specific arrangements with LeaderMed in certain countries in Asia with respect to OPK-88003 and Factor VIIa.

We have entered into a collaboration agreement with Entera to advance an oral GLP-1/Glucagon tablet candidate into clinical development for the treatment of obesity and other metabolic disorders. This partnership leverages Entera's proprietary oral delivery technology to develop oral peptide tablet formulations, including an oral GLP-2 tablet for the treatment of Short Bowel Syndrome. In February 2026, we expanded our partnership with Entera to develop a first-in-class oral long-acting parathyroid hormone (LA-PTH) analog as a once-daily tablet for patients with hypoparathyroidism. Additionally, we maintain a license agreement with Eli Lilly and Company (“Eli Lilly”), under which we receive royalty payments for certain licensed intellectual property.

ModeX and Sanofi are parties to the Sanofi In-License Agreement, pursuant to which ModeX licenses certain intellectual property underlying its Epstein-Barr Virus (EBV) technology. In March 2023, ModeX and Merck entered into the Merck Agreement, pursuant to which ModeX granted Merck an exclusive license for the development of a preclinical nanoparticle vaccine candidate targeting EBV. In October 2025, ModeX entered into the Regeneron Collaboration Agreement with Regeneron to discover and develop multispecific antibodies for several therapeutic indications. This collaboration leverages ModeX’s proprietary MSTAR platform and Regeneron’s proprietary binders to develop antibody candidates that target multiple distinct biological pathways in a single molecule.

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

There are pharmaceutical and biopharmaceutical companies, including Ascendis Pharma A/S, a biopharmaceutical company, and Novo Nordisk A/S, a global pharmaceutical company, that have successfully developed and commenced commercialization of long‑acting human growth hormone products addressing areas that we are targeting with our long‑acting hGH‑CTP. In addition, a number of companies currently market generic daily human growth hormone products for the treatment of growth hormone deficiency.

In our clinical laboratory operations, we compete with three types of providers in a highly fragmented and competitive industry: hospital laboratories, physician-office laboratories and other independent clinical laboratories. Our major competitors in the New York metropolitan area include national laboratories. Although we are much smaller than these national laboratories, we believe that we compete successfully with them in our region due to our innovative testing services and our level of service.

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

Other than NGENLA® (Somatrogon), which has been approved in the U.S., EU, Japan, Canada and Australia, Rayaldee is our only other proprietary pharmaceutical product under development that has been approved for marketing in the U.S. or elsewhere. We may not be able to obtain regulatory approval for any of our other products under development in a timely manner, if at all. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested will delay or preclude us, or our licensees or marketing partners, from marketing our products, or limit the commercial use of our products, and thereby would have a material adverse effect on our business, financial condition, and results of operations. See “Risk Factors — The results of pre-clinical trials and previous clinical trials for our products may not be predictive of future results, and our current and planned clinical trials may not satisfy the requirements of the FDA or other non-U.S. regulatory authorities.”

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

On March 31, 2025, the U.S. District Court for the Eastern District of Texas vacated the final rule in its entirety, ruling that the FDA exceeded its statutory authority under the FD&C Act. The court held that LDTs are more akin to professional laboratory services (regulated under CLIA by CMS) rather than "devices" subject to FDA regulation, a decision which the FDA did not appeal within its appeal window.

Accordingly, the FDA continues to exercise its longstanding enforcement discretion for LDTs (meaning most LDTs are not currently subject to FDA device requirements like premarket review) and laboratories offering LDTs remain primarily regulated under CLIA by CMS for quality and performance standards.

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

MANUFACTURING AND QUALITY

Our current pharmaceutical manufacturing facilities are located in Waterford, Ireland, Guadalajara, Mexico, and Banyoles, Spain. In addition to such facilities, we have entered into agreements with various third parties for the formulation and manufacture of our pharmaceutical clinical supplies. These suppliers and their manufacturing facilities must comply with FDA regulations, current good laboratory practices and current good manufacturing practices (“cGMPs”). We plan to continue to outsource the manufacturing and formulation of our clinical supplies.

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

HUMAN CAPITAL RESOURCES

Employees and Labor Relations

As of December 31, 2025, we had 2,275 full-time employees worldwide. With the exception of an immaterial number of employees of OPKO Spain, none of our employees are represented by a collective bargaining agreement. Overall, we consider our employee relations to be good.

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

Other than for the fiscal years ended December 31, 2020 and 2021, during which time BioReference conducted a substantial number of COVID-19 tests, our consolidated operations have not historically been profitable. Our pharmaceutical business has historically generated only limited revenue from operations and we may not generate substantial revenue from the sale of proprietary pharmaceutical products or certain of our diagnostic products for some time, if at all. Other than NGENLA® (Somatrogon), which has been approved in many territories including the U.S., EU, Japan, Canada and Australia, Rayaldee is our only other proprietary pharmaceutical product that has been approved for marketing in the U.S. or elsewhere. We continue to incur substantial research and development and general and administrative expenses related to our operations including our pre-clinical development activities and clinical trials. We may continue to incur losses from our operations in the future and these losses could increase as we continue our research activities and conduct development of, and seek regulatory approvals and clearances for, our product candidates, particularly if we are unable to generate or sustain profits and cash flow from sales of Rayaldee, NGENLA®, or our operations at BioReference. If we are unable to generate or sustain profits and cash flow from our operations, our product candidates fail in clinical trials or do not gain regulatory approval or clearance, or if our approved products and product candidates do not achieve market acceptance, we may not achieve profitability. In particular, if we are unable to successfully commercialize Rayaldee or NGENLA®, we may never generate substantial revenues from Rayaldee or NGENLA®.

We may require additional funding, which may not be available to us on acceptable terms, or at all.

As of December 31, 2025, we had cash, cash equivalents and restricted cash of $382.7 million. Prior to 2020, we had not generated sustained positive cash flows sufficient to offset our operating and research and development expenses, and our primary sources of cash were the public and private placement of stock, the issuance of convertible notes, and credit facilities available to us.

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

Positive results from pre-clinical studies and early clinical trial experience should not be relied upon as evidence that later-stage or large-scale clinical trials will succeed. Likewise, there can be no assurance that the results of studies conducted by collaborators or other third parties will be viewed favorably or are indicative of our own future study results. We may be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are either (i) with respect to drugs [or Class III devices,] safe and effective for use in a diverse population for their intended uses or [(ii) with respect to Class I or Class II devices, are substantially equivalent in terms of safety and effectiveness to devices that are already marketed under section 510(k) of the Food, Drug and Cosmetic Act]. Success in early clinical trials does not mean that future clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other non-U.S. regulatory authorities despite having progressed through initial clinical trials.

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

In May 2016, EirGen, our wholly-owned subsidiary, partnered with VFMCRP through a Development and License Agreement for the development and marketing of Rayaldee in Europe, Canada, Mexico, Australia, South Korea and certain other international markets. The license to VFMCRP potentially covers all therapeutic and prophylactic uses of the product in human patients, provided that initially the license is for the use of the product for the treatment or prevention of secondary hyperparathyroidism related to patients with stage 3 or 4 chronic kidney disease and vitamin D insufficiency/deficiency. Effective May 5, 2020, we entered into the VFMCRP Amendment, pursuant to which the parties agreed to exclude Mexico, South Korea, the Middle East and all of the countries of Africa from the VFMCRP Territory (as defined in the VFMCRP Agreement). In May 2021, we further amended the VFMCRP Agreement for VFMCRP to assume all the rights to Rayaldee in Japan that had been previously granted to Japan Tobacco. In addition, the parties agreed to certain amendments to the milestone structure and to reduce minimum royalties payable. As revised, the Company is eligible to receive up to $15 million in regulatory milestones and $200 million in milestone payments tied to launch, pricing and sales of Rayaldee, and tiered, double-digit royalties. The success of the Development and License Agreement with VFMCRP is dependent in part on, among other things, the skills, experience and efforts of VFMCRP’s employees responsible for the project, VFMCRP’s commitment to the arrangement, including following its restructuring, and the financial condition of VFMCRP, all of which are beyond our control. In the event that VFMCRP, for any reason, including but not limited to early termination of the agreement, fails to devote sufficient resources to successfully develop and market Rayaldee internationally, our ability to earn milestone payments or receive royalty payments would be adversely affected, which could have a material adverse effect on our financial condition and prospects.

On June 18, 2021, EirGen and Nicoya entered into the Nicoya Agreement granting Nicoya the exclusive rights for the development and commercialization of the Nicoya Product in the Nicoya Territory. The license grant to Nicoya covers the therapeutic and preventative use of the Nicoya Product for SHPT in non-dialysis and hemodialysis chronic kidney disease patients. EirGen received an initial upfront payment of $5 million and was eligible to receive an additional $5 million upon the first to occur of (A) a predetermined milestone and (B) the first anniversary of the effective date (the “First Milestone”). However, the parties amended the Nicoya Agreement to provide that Nicoya pay $2.5 million plus accrued interest by October 31, 2022 in partial satisfaction of the First Milestone, and $2.5 million upon the earlier of (i) submission of the investigational new drug application by Nicoya or its affiliated party, and (ii) February 15, 2023. EirGen received the additional $2.5 million upon Nicoya's submission of an investigation new drug (IND) application to the center for drug evaluation of China in March 2023. EirGen is also eligible to receive up to an additional aggregate amount of $115 million upon the achievement of certain development, regulatory and sales-based milestones by Nicoya for the Nicoya Product in the Nicoya Territory. EirGen will also receive tiered, double digit royalty payments at rates in the low double digits on net product sales within the Nicoya Territory and in the Nicoya Field. Nicoya will, at its sole cost and expense, be responsible for performing all development activities necessary to obtain all regulatory approvals for the Nicoya Product in the Nicoya Territory and for all commercial activities pertaining to the Nicoya Product in the Nicoya Territory. The success of the Nicoya Agreement is dependent in part on, Nicoya's financial condition, Nicoya’s commitment to the product and our collaboration, as well as the experience of its employees, all of which are beyond our control.

Our exclusive worldwide agreement with Pfizer is important to our business. If Pfizer does not successfully commercialize Somatrogon (hGH-CTP ), our business could be adversely affected.

In December 2014, we entered into a development and commercialization agreement with Pfizer relating to our long-acting hGH-CTP for the treatment of GHD in adults and children (the “Original Pfizer Agreement”). Under the Restated Pfizer Agreement (defined below), we are eligible to receive an aggregate of up to $275 million upon the achievement of certain regulatory milestones, of which the Company has received $175 million to date. We are also we are eligible to receive a regional, tiered gross profit share based upon sales of both Somatrogon (hGH-CTP) and Pfizer’s Genotropin® (somatropin) following the launch of Somatrogon (hGH-CTP) for pediatric GHD and contingent upon certain other sales criteria. We are responsible for the development program and are obligated to pay for the development up to an agreed cap, which has been exceeded. In May 2020, we entered into an Amended and Restated Development and Commercialization License Agreement (the “Restated Pfizer Agreement”) with Pfizer, effective January 1, 2020, pursuant to which the parties agreed, among other things, to share all costs for Manufacturing Activities, as defined in the Restated Pfizer Agreement, for developing a licensed product for the three indications included in the Restated Pfizer Agreement. The Restated Pfizer Agreement did not change the milestone payments, royalties and profit share provisions under the Original Pfizer Agreement. hGH-CTP has been approved in the U.S., EU, Japan, Canada and Australia under the name NGENLA®. We are substantially dependent on Pfizer for the successful commercialization of such product. The success of the collaboration arrangement with Pfizer is dependent in part on, among other things, the skills, experience and efforts of Pfizer’s employees responsible for the project and Pfizer’s commitment to the arrangement. The Restated Pfizer Agreement is terminable for any reason by Pfizer upon ninety days written notice to OPKO. In the event that Pfizer terminates the Restated Pfizer Agreement or fails to devote sufficient resources to continue to successfully develop and commercialize any product resulting from the collaboration arrangement, our ability to earn milestone payments or receive royalty or profit sharing payments would be adversely affected, which would have a material adverse effect on our financial condition and prospects and the trading prices of our securities.

Our business is substantially dependent on our ability to achieve regulatory approval for the marketing of Somatrogon (hGH-CTP) in pediatric patients and the commercial success of this product.

In June 2023, the FDA approved NGENLA® (Somatrogon (hGH-CTP)) for the treatment of pediatric GHD in the United States. However, there can be no assurance that NGENLA® (Somatrogon (hGH-CTP)) for the treatment of pediatric GHD will be commercially successful in the United States or that we will obtain marketing approval for the adult indication. Before it can be marketed, Somatrogon (hGH-CTP) for the adult indication must be approved by the FDA or similar foreign governmental agencies. The process for obtaining FDA marketing approval is both time-consuming and costly, with no certainty of a successful outcome. If we are unable to successfully commercialize NGENLA® (Somatrogon (hGH-CTP)) to treat pediatric GHD and/or receive regulatory approval for hGH-CTP to treat adults with GHD, our business could be significantly adversely impacted.

NGENLA® has been approved in over 50 territories for the long-term treatment of pediatric patients with growth disturbance. NGENLA® may nevertheless fail to be successfully commercialized in these territories which would adversely impact our anticipated milestone payments under the Restated Pfizer Agreement and negatively affect our business, financial condition and results of operations.

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

Although the Company has security measures implemented, cyber-attacks and threats against us and our third-party providers continue to evolve and are often not recognized until such attacks are launched against a potential target. Such attacks also may be further enhanced in frequency or effectiveness through threat actors' use of artificial intelligence ("AI"). As with many innovations, AI presents risks, challenges, and unintended consequences that could affect its adoption, and therefore our business. AI algorithms and training methodologies may be flawed, ineffective or inadequate. The rapid evolution of AI, particularly the anticipated government regulation of AI, could require significant resources for compliance, whether in the development, testing, or maintenance of such systems or software. AI development or deployment practices by us or third -party providers could increase vulnerability to cybersecurity risks and require additional resources to implement heightened cybersecurity measures to protect the security of our data.

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

The research, testing, manufacturing, labeling, approval, selling, marketing, and distribution of drug products, diagnostic products, or medical devices are subject to extensive regulation by the FDA and other non-U.S. regulatory authorities, which regulations differ from country to country. In general, we are not permitted to market our product candidates in the U.S. until we receive approval of a BLA, an approval of an NDA, a clearance letter under the premarket notification process, or 510(k) process, or an approval of a PMA from the FDA. To date, we have only submitted one NDA which was approved in June 2016, and one BLA which was approved for filing in January 2021. We have received FDA approval for our 4Kscore test for use in men age 45 and older who have not had a prior prostate biopsy or are biopsy negative and have an age-specific abnormal total PSA and/or abnormal digital rectal exam, but we have not received marketing approval or clearance from FDA for any of our other diagnostic product candidates that we currently plan to market. Obtaining approval of an NDA or PMA can be a lengthy, expensive, and uncertain process. [With respect to medical devices, while the FDA reviews and clears a premarket notification in as little as three months, there is no guarantee that our products will qualify for this more expeditious regulatory process, which is reserved for Class I and II devices, nor is there any assurance that even if a device is reviewed under the 510(k) process that the FDA will review it expeditiously or determine that the device is substantially equivalent to a lawfully marketed non-PMA device. If the FDA fails to make this finding, then we cannot market the device. In lieu of acting on a premarket notification, the FDA may seek additional information or additional data which would further delay our ability to market the product. Furthermore, we are not permitted to make changes to a device approved through the PMA or 510(k) which affects the safety or efficacy of the device without first submitting a supplement application to the PMA and obtaining FDA approval or cleared premarket notification for that supplement. ] In some cases, the FDA may require clinical trials to support a supplement application. In addition, failure to comply with FDA, non-U.S. regulatory authorities, or other applicable U.S. and non-U.S. regulatory requirements may, either before or after product approval or clearance, if any, subject our company to administrative or judicially imposed sanctions, including, but not limited to the following:

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

CMS pays laboratories on the basis of a fee schedule that is reviewed and re-calculated on an annual basis. CMS may change the fee schedule upward or downward on billing codes that we submit for reimbursement on a regular basis. Our revenue and business may be adversely affected if the reimbursement rates associated with such codes are reduced. Even when reimbursement rates are not reduced, policy changes add to our costs by increasing the complexity and volume of administrative requirements. Medicaid reimbursement, which varies by state, is also subject to administrative and billing requirements and budget pressures. In recent years, state budget pressures have caused states to consider several policy changes that may impact our financial condition and results of operations, such as delaying payments, reducing reimbursement, restricting coverage eligibility and service coverage, and imposing taxes on our services.

Third party payors are increasingly challenging established prices, and new products that are more expensive than existing treatments may have difficulty finding ready acceptance unless there is a clear therapeutic benefit. PAMA was enacted on April 1, 2014. Under PAMA, effective January 1, 2018, Medicare payment rates under the Clinical Laboratory Fee Schedule, for most clinical diagnostic laboratory tests (non-advanced diagnostic laboratory tests, or non-ADLTs) are based on the weighted median of private payor rates reported to CMS. From 2018 through 2020, any resulting payment reductions were capped at 10% per year. Subsequent legislative actions, including multiple extensions and modifications, delayed further reductions, with no additional cuts implemented through 2026. The Consolidated Appropriations Act of 2026 extended the moratorium on PAMA-related rate cuts through December 31, 2026. Payment reductions under the Clinical Laboratory Fee Schedule are now scheduled to resume beginning January 1, 2027, with annual caps of no more than 15% compared to the prior year's rate, through 2029 (subject to any future legislative changes or delays). Although reductions remain capped for existing non-ADLTs, these caps do not apply to new tests or new advanced diagnostic laboratory tests. We cannot assure you that any of our products will be considered cost effective, or that reimbursement will be available or sufficient to allow us to sell them competitively and profitably.

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

Our operations, both within and outside the U.S., are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. These risks differ in some respects from those associated with our U.S. business and our exposure to such risks may increase if our international business continues to grow. These risks include fluctuations in currency exchange rates, imposition or expansion of tariffs, changes in exchange controls, loss of business in government tenders that are held annually in many cases, nationalization, increasingly complex labor environments, expropriation and other governmental actions, changes in taxation, including legislative changes in U.S. and international taxation of income earned outside of the U.S., importation limitations, export control restrictions, violations of U.S. or local laws, including the FCPA, dependence on a few government entities as customers, pricing restrictions, economic destabilization, political and economic instability and disruption or destruction in a significant geographic region - due to the location of manufacturing facilities, distribution facilities or customers - regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, or natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease.

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

We have a large amount of goodwill and other intangible assets and we are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At December 31, 2025, we have goodwill and other intangible assets of $679.3 million. Goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Examples of qualitative factors include our share price, our financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test previously performed.

While we believe our estimates and assumptions used in impairment testing (including for goodwill and IPR&D) are reasonable and reflect those used by market participants, there is a potential risk of material impairment charges. Our future performance, particularly for our Ireland reporting unit (which includes our wholly owned subsidiary, EirGen Pharma Ltd.

("EirGen") and Rayaldee), could be impacted by changing global trade policies and the imposition of new tariffs. Based on the current financial performance of our diagnostics segment and our Ireland reporting unit, we could be subject to such charges if their future performance deviates from our current estimates and assumptions. For reference, the goodwill of our diagnostics segment totaled $163.4 million and $219.7 million at December 31, 2025 and 2024, respectively. The decrease reflects the derecognition of $56.3 million of goodwill as part of the Oncology Transaction, which was included in the sale of assets. Separately, the goodwill of our Ireland reporting unit totaled $89.5 million and $79.4 million at December 31, 2025 and 2024, respectively. The $10.1 million increase was entirely attributable to the impact of foreign currency exchange rate fluctuations.

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

As of January 31, 2026, our directors, executive officers, principal stockholders and affiliated entities beneficially owned, in the aggregate, approximately 49.61% of our outstanding voting securities. Phillip Frost, M.D., our Chairman and CEO, is deemed to beneficially own, in the aggregate, approximately 33.15% of our Common Stock as of January 31, 2026. As a result, Dr. Frost, acting with other members of management, would have the ability to significantly impact the election of our Board of Directors, the adoption or amendment of provisions in our Certificate of Incorporation, the approval of mergers and other significant corporate transactions and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which holders of our securities might otherwise recover a premium for their securities over current market prices.

A significant short position in our Common Stock could have a substantial impact on the trading price of our stock.

Historically, there has been a significant “short” position in our Common Stock. As of January 30, 2026, investors held a short position of approximately 30,515,491 shares of our Common Stock, which represented approximately 11.7% of our outstanding Common Stock as of such date. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our Common Stock could cause our stock price to decline. Such stock price decrease could encourage further short-sales that could place additional downward pressure on our stock price. This could lead to further increases in the already large short position in our Common Stock and cause additional volatility in our stock price.

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

Governance

1.
Board Oversight: The Audit Committee of the Board has direct oversight, regularly reviews reports on cybersecurity risks and vulnerabilities. The Audit Committee is informed about risk assessments, progress of risk reduction initiatives, and feedback from external auditors. Our chief compliance & audit officer (“CCO/CAO”) and his direct report, the chief information security officer (“CISO”), have primary responsibility for assessing and managing material cybersecurity risks. The CCO/CAO reports to the Audit Committee, which is the primary governing body that drives alignment on security decisions across the Company. The Audit Committee meets at least four times a year on cybersecurity and such meetings are attended by the CCO/CAO, CISO, in-house counsel, chief financial officer (“CFO”), Vice President of Finance, associate general counsel, and other senior company executives as needed to review security performance metrics, identify security risks, and assess the status of approved security enhancements. The Audit Committee also considers and makes recommendations on security policies and procedures, security service requirements, and risk mitigation.

2.
Expertise and Leadership: Our Chief Compliance & Audit Officer (CCO/CAO) possesses over 29 years of experience in Cyber Security and IT Controls across various complex organizations, including initial tenure at Boston University Medical Center, followed by roles at PricewaterhouseCoopers, Biogen, Vertex Pharmaceuticals, and currently OPKO Health for the past 8 years. The CCO/CAO has a master’s degree in Computer Science with a specialization in Cyber Security from Boston University, a qualifying UK law degree from the University of Edinburgh, an MBA in Accounting, and a Master's of Finance from Northeastern University, in addition to a BA in Economics from Dartmouth College.

The CISO brings over 29 years of experience in Cyber Security and IT Controls, with the last 17 years serving as CISO of the Company and previously at Everest Insurance Corp. Prior experience includes several years at PricewaterhouseCoopers as an IT auditor and Cyber Security consultant. The CISO holds comprehensive Cyber Security accreditations and certifications, including CISSP, CISA, CRISC, CHP, CDRE, and MBCI, and has completed undergraduate degrees in Accounting and Computer Information Systems from Baruch College. The CISO oversees a department comprising five cyber security engineers with extensive experience.

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

The table below summarizes certain information as to our significant physical properties as of December 31, 2025:

Location	Segment and Purpose	Type of Occupancy
Miami, FL	Diagnostics & Pharmaceutical: Corporate Headquarters	Leased
Weston, Massachusetts	Pharmaceuticals: Research and Development	Leased
Elmwood Park, NJ	Diagnostics: Main Laboratory	Leased
Kiryat Gat, Israel	Pharmaceuticals: Research and Development, CTP	Leased
Guadalajara, Mexico	Pharmaceuticals: Pharmaceutical Manufacturing	Owned
Banyoles, Spain	Pharmaceuticals: Pharmaceutical Manufacturing	Owned
Palol de Revardit, Spain	Warehouse	Leased
Barcelona, Spain	Pharmaceuticals: Research and Development	Owned
Waterford, Ireland	Pharmaceuticals: Pharmaceutical Manufacturing	Leased
Santiago, Chile	Pharmaceuticals: Office; Warehouse	Leased

ITEM 3. LEGAL PROCEEDINGS.

We are involved from time to time in various claims and legal actions arising in the ordinary course of business. Please refer to Note 14, "Commitments and Contingencies" in the Consolidated Financial Statements for additional information.

As previously disclosed, on December 29, 2022, the Israel Tax Authority (the “ITA”) issued an assessment against our subsidiary, OPKO Biologics in the amount of approximately $246 million (including interest) related to uncertain tax positions involving income recognition in connection with an examination of foreign tax returns for the 2014 through 2020 tax years. We recognize that local tax law is inherently complex, and the local taxing authorities may not agree with certain tax positions taken. We have appealed this assessment, as we believe, other than for uncertain tax positions for which we have reserved, the issues are without technical merit. The matter is currently before the courts. While the trial has concluded, there are certain other procedural matters under Israeli law that must occur before a judgment is rendered. We intend to continue to exhaust all judicial remedies necessary to resolve the matter, as necessary, which has been a lengthy process. There can be no assurance that this matter will be resolved in our favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material adverse effect on our financial condition, results of operations and cash flows.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is traded publicly on the NASDAQ Stock Market (“NASDAQ”) and the Tel Aviv Stock Exchange under the symbol “OPK”.

As of January 30, 2026, there were approximately 334 holders of record of our Common Stock.

On July 18, 2024, the Company announced that its Board of Directors authorized the repurchase of up to $100.0 million of shares of Common Stock and, on April 4, 2025, announced an increase of $100.0 million to this existing program, bringing the aggregate capacity to $200.0 million. Under this program, the Company may repurchase shares through various methods, including open market purchases, block trades, privately negotiated transactions, and accelerated share repurchases, as well as pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Exchange Act. The timing and volume of repurchases depend on market conditions, the Company's capital management, investment opportunities, and other factors. The program does not obligate the Company to repurchase any specific number of shares, has no set expiration date, and may be modified, suspended, or discontinued at the Company's discretion.

Under this program, the Company repurchased an aggregate of 34,557,844 shares of Common Stock at an average price of $1.36 per share for approximately $47.0 million during the year ended December 31, 2025. As of December 31, 2025, the Company has repurchased a cumulative total of 60,383,629 shares under this program for approximately $87.2 million.

The following table presents our share repurchase activity for the quarter ended December 31, 2025 (dollars in thousands, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (1)
October 1, 2025 to October 31, 2025	1,420,000	1.52	1,420,000	124,072,095
November 1, 2025 to November 30, 2025	4,310,000	1.34	4,310,000	118,247,157
December 1, 2025 to December 31, 2025	4,100,000	1.33	4,100,000	112,736,042
Total	9,830,000	$1.40	9,830,000	112,736,042

1.
All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorizes the repurchase of up to $200 million of our Common Stock. We publicly announced this program on July 18, 2024 and its amendment on April 4, 2025.

Recent Sales of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2025 were previously reported in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

We have not declared or paid any cash dividends previously on our Common Stock.

Stock Performance Graph

The following graph compares the five-year cumulative total return of our Common Stock with the S&P 500 Index and the NASDAQ Biotechnology Index. The graph assumes $100 invested on December 31, 2020 in our Common Stock and in each of the foregoing indices. The stock price performance reflected in the graph below is not necessarily indicative of future price performance.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
OPKO Health, Inc.	$100.00	$121.77	$31.65	$38.23	$37.22	$31.90
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
NASDAQ Biotechnology	100.00	100.02	89.90	94.03	93.49	124.75

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

OVERVIEW

We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our pharmaceutical business features Somatrogon (hGH-CTP), a once-weekly human growth hormone injection. We have partnered with Pfizer Inc. (“Pfizer”) for further development and commercialization of Somatrogon (hGH-CTP). Regulatory approvals for Somatrogon (hGH-CTP) for the treatment of children and adolescents, as young as three years of age, with growth disturbance due to insufficient secretion of growth hormone, have been secured in more than 50 markets worldwide, including in the United States, European Union Member States, Japan, Canada, and Australia under the brand name NGENLA®. Also, through our pharmaceutical business, we manufacture and sell Rayaldee, an FDA approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency.

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

Our diagnostics business, BioReference Health, LLC (“BioReference”), is a highly specialized laboratory in the United States, with a sales and marketing team focused on growth and new product integration, including the 4Kscore® test which is designed to assesses a patient's probability for prostate cancer. BioReference® offers a broad spectrum of diagnostic testing services for urology (4Kscore), and corrections nationwide, setting new standards with its industry-leading turnaround times. BioReference also provides comprehensive clinical and women’s health testing in New York and New Jersey. Our test offerings are backed by a team of board-certified medical professionals and driven by the latest healthcare guidelines and standards. We market our laboratory testing services directly to physicians, geneticists, hospitals, clinics, correctional and other health facilities. As described below, we sold certain BioReference assets to Laboratory Corporation of America Holdings (“Labcorp”) in 2024 and 2025.

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

On September 15, 2025, we consummated the sale of certain assets of BioReference to Labcorp (the “Oncology Transaction”), pursuant to an agreement entered into on March 10, 2025 (the “Labcorp Oncology Purchase Agreement”). Labcorp acquired BioReference's oncology diagnostics business and related clinical testing services assets, which were part of our diagnostics segment. Upon closing, Labcorp paid an aggregate of $192.5 million in cash consideration, of which $19.2 million was deposited in escrow. The escrow is to be released to us on the 12-month anniversary of the closing date, net of any outstanding or liquidated indemnity claims. The Company may also receive up to $32.5 million in performance-based cash contingent consideration in accordance with the terms of a post-closing earnout based upon revenue generated by certain customer accounts. We recognized a gain of $101.6 million from the Oncology Transaction for the year ended December 31,

2025.

On September 16, 2024, we consummated the sale of certain assets of BioReference to Labcorp pursuant to an agreement entered into on March 27, 2024 (the “Labcorp Asset Purchase Agreement”). Labcorp acquired select assets of BioReference (the “BioReference Transaction”), which were part of our diagnostics segment and included BioReference's laboratory testing businesses focused on clinical diagnostics, reproductive health, and women's health across the United States, excluding BioReference's New York and New Jersey operations. Upon closing, Labcorp paid us aggregate consideration of $237.5 million, in cash, net of $23.75 million deposited in escrow. We received $24.6 million of escrow funds, including accrued interest. We recognized a gain of $121.5 million from the BioReference Transaction for the year ended December 31, 2024.

RECENT DEVELOPMENTS

Entera Collaboration Agreements

On February 4, 2026, we and our wholly owned subsidiary, OPKO Biologics, entered into an amendment to our 2025 collaboration and license agreement with Entera Bio Ltd. (“Entera”) to expand the partnership to include the development of a first-in-class oral long-acting parathyroid hormone (LA-PTH) analog for the treatment of hypoparathyroidism. This program combines the Company's proprietary long-acting PTH variants with Entera's proprietary N-Tab® oral peptide delivery technology to create a once-daily tablet intended to replace daily or weekly injections.

Under the terms of the expanded agreement, the Company and Entera will each hold a 50% pro-rata ownership interest in the LA-PTH hypoparathyroidism program and will each be responsible for 50% of the associated development costs. The companies expect to file an investigational new drug (IND) application with the FDA for the LA-PTH program in late 2026.

This expansion builds upon the existing collaboration between the parties, which includes the development of an oral oxyntomodulin (OXM) dual GLP-1/glucagon analog for metabolic and fibrotic disorders and an oral GLP-2 tablet for the treatment of short bowel syndrome. For the oral OXM program, the Company and Entera maintain a 60% and 40% ownership structure, respectively, with development costs shared on a pro-rata basis. Initial Phase 1 clinical data for the injectable formulation of OXM is expected in late 2026, with an IND filing for the oral tablet formulation to follow thereafter.

RESULTS OF OPERATIONS

Foreign Currency Exchange Rates

For the years ended December 31, 2025, 2024, and 2023, approximately 28.0%, 23.1%, and 29.6% of revenue, respectively, was denominated in currencies other than the U.S. Dollar (USD). Our financial statements are reported in USD and, accordingly, fluctuations in exchange rates affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting our consolidated financial results. During the years ended December 31, 2025, 2024 and 2023, the most significant currency exchange rate exposures were to the Chilean Peso and Euro. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $17.6 million and $52.7 million at December 31, 2025 and 2024, respectively.

We are subject to foreign currency translation risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. We limit foreign currency transaction risk through hedge transactions with foreign currency forward contracts. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date. As of December 31, 2025, we held $13.6 million in open foreign exchange forward contracts related to inventory purchases on letters of credit, compared to zero open contracts as of December 31, 2024.

For The Years Ended December 31, 2025 and 2024

Our consolidated loss from operations for the years ended December 31, 2025 and 2024 was as follows:

	For the years ended December 31,
(In thousands)	2025	2024	Change	% Change
Revenues:
Revenue from services	$370,275	$480,667	$(110,392)	(23)%
Revenue from products	156,924	155,111	1,813	1%
Revenue from transfer of intellectual property and other	79,680	77,364	2,316	3%
Total revenues	606,879	713,142	(106,263)	(15)%
Costs and expenses:
Cost of revenue	400,939	494,632	(93,693)	(19)%
Selling, general and administrative	223,002	304,220	(81,218)	(27)%
Research and development	124,033	105,214	18,819	18%
Amortization of intangible assets	77,890	82,634	(4,744)	(6)%
Gain on sale of assets	(101,576)	(121,493)	19,917	(16)%
Total costs and expenses	724,288	865,207	(140,919)	(16)%
Loss from operations	(117,409)	(152,065)	34,656	23%

Diagnostics

	For the years ended December 31,
(In thousands)	2025	2024	Change	% Change
Revenues
Revenue from services	$370,275	$480,667	$(110,392)	(23)%
Total revenues	370,275	480,667	(110,392)	(23)%
Costs and expenses:
Cost of revenue	307,350	402,109	(94,759)	(24)%
Selling, general and administrative	129,301	205,185	(75,884)	(37)%
Research and development	1,637	2,075	(438)	(21)%
Amortization of intangible assets	12,304	16,916	(4,612)	(27)%
Gain on sale of assets	(101,576)	(121,493)	19,917	(16)%
Total costs and expenses	349,016	504,792	(155,776)	(31)%
Income (loss) from operations	21,259	(24,125)	45,384	188%

Revenue. Revenue from services for the year ended December 31, 2025 decreased by approximately $110.4 million, or 23.0%, compared to the year ended December 31, 2024. The decrease was driven by total reductions of $119.8 million, composed of $109.6 million reflecting the sale of BioReference's lab and oncology operations, and $10.2 million from lower clinical test volume in continuing operations, which were partially offset by a $9.4 million increase from higher clinical test reimbursement rates. In addition, revenue benefited from increased demand for the 4Kscore test, with test revenue rising approximately 13%, or $3.2 million, year over year.

Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue for the period in which the related services are rendered. For the years ended December 31, 2025 and 2024, we recorded $1.3 million and $1.5 million, respectively, of negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods mainly due to the composition of patient payer mix.

The composition of revenue from services by payor for the years ended December 31, 2025 and 2024 was as follows:

	For the years ended December 31,
(In thousands)	2025	2024
Healthcare insurers	$213,603	$289,158
Government payers	59,925	82,421
Client payers	87,608	93,310
Patients	9,139	15,778
Total	$370,275	$480,667

Cost of revenue. Cost of revenue for the year ended December 31, 2025 decreased $94.8 million, or 23.6% compared to the year ended December 31, 2024. This decrease was predominantly driven by the absence of costs associated with divested operations following the sale of BioReference assets to Labcorp. The reduction in expenses was characterized by a significant decrease in personnel costs due to headcount reductions, as well as lower clinical activity expenses resulting from decreased consumption of materials and lower testing volumes. Furthermore, the decrease was supported by ongoing cost-reduction initiatives at BioReference and lower expenditures for freight, raw materials, and reference lab testing.

Selling, general and administrative expenses. Selling, general and administrative expenses for the years ended December 31, 2025 and 2024 were $129.3 million and $205.2 million, respectively, representing a decrease of 37.0% from the prior year. The decrease was primarily driven by lower employee-related expenses resulting from headcount reductions, as well as decreases in professional fees, technology and communication costs, and facility rental expenses. These reductions were largely attributable to costs associated with divested operations, as well as the successful execution of continued cost-reduction initiatives across the remaining ongoing operations.

Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the years ended December 31,
	2025	2024
External expenses:
Research and development employee-related expenses	$1,059	$1,333
Other internal research and development expenses	578	742
Total research and development expenses	$1,637	$2,075

Research and development expenses for the years ended December 31, 2025 and 2024 were $1.6 million and $2.1 million, respectively, representing a decrease of 21.1% from the prior year. The decrease in research and development expenses was primarily due to lower employee-related expenses reflecting continued cost-reduction initiatives implemented at BioReference.

Amortization of intangible assets. Amortization of intangible assets was $12.3 million and $16.9 million for the years ended December 31, 2025 and 2024, respectively. The decrease is primarily attributable to divested operations.

Gain on sale of assets. Gain on sale of assets for the year ended December 31, 2025 and 2024 was $101.6 million and $121.5 million, respectively. These gains were due to the Oncology Transaction, which closed during the third quarter of 2025, and the BioReference Transaction, which closed during the third quarter of 2024.

Pharmaceuticals

	For the years ended December 31,
(In thousands)	2025	2024	Change	% Change
Revenues:
Revenue from products	$156,924	$155,111	$1,813	1%
Revenue from transfer of intellectual property and other	79,680	77,364	2,316	3%
Total revenues	236,604	232,475	4,129	2%
Costs and expenses:
Cost of revenue	93,589	92,523	1,066	1%
Selling, general and administrative	53,866	58,007	(4,141)	(7)%
Research and development	121,905	103,022	18,883	18%
Amortization of intangible assets	65,586	65,718	(132)	(0)%
Total costs and expenses	334,946	319,270	15,676	5%
Loss from operations	(98,342)	(86,795)	(11,547)	(13)%

Revenue from products. Revenue from products for the year ended December 31, 2025 increased $1.8 million, or 1%, compared to the year ended December 31, 2024. This increase was primarily driven by a positive net foreign exchange impact of $2.9 million, resulting from a $5.0 million favorable movement in the Euro that was partially offset by a combined $2.1 million negative impact from the Mexican Peso and Chilean Peso. These gains were moderated by lower sales volumes in our international operations, specifically within our Chilean and Ireland operating companies, which were impacted by the timing of customer orders and product mix. This overall increase was also supported by a $0.8 million increase in revenue from Rayaldee, which grew to $29.8 million compared to $29.0 million in the 2024 period.

Revenue from transfer of intellectual property and other. Revenue from intellectual property and other increased by $2.3 million to $79.7 million for the year ended December 31, 2025, from $77.4 million in the same period last year. The increase was primarily driven by a $4.8 million increase from the BARDA Contract, with revenue recognized under the contract totaling $28.5 million for the year ended December 31, 2025, compared to $23.8 million for the 2024 period. Performance was further bolstered by $4.3 million in royalty revenue from Eli Lilly following the commercial launch of Mazdutide in China and a $7.2 million upfront payment from Regeneron during the 2025 period. Additionally, we saw an increase of $3.5 million in gross profit share and royalty payments from NGENLA® and Pfizer’s Genotropin® (Somatropin). These positive factors were partially offset by the absence of $12.5 million milestone payment from Merck in the 2024 period and a $2.8 million decrease in contract manufacturers’ commercial milestones.

Cost of revenue. Cost of revenue for the year ended December 31, 2025 increased by 1% to $93.6 million compared to $92.5 million for the year ended December 31, 2024. This was primarily driven by shifts in product mix due to the timing of customer orders from our international operating companies, which included an inventory reserve expense of $4.1 million for 2025 compared to $2.1 million for 2024. These factors were partially offset by a decrease in product costs resulting from lower sales volumes across our international operations, specifically within our Chilean and Ireland operations.

Selling, general and administrative expenses. Selling, general and administrative expenses for the years ended December 31, 2025 and 2024 were $53.9 million and $58.0 million, respectively, representing a decrease of 7% from the prior year. The decrease in selling, general and administrative expenses was primarily driven by lower employee-related expenses resulting from operational efficiencies, particularly impacting the Rayaldee commercial operations. This was further aided by a reduction in costs from international operations, which reflected lower professional fees, primarily related to tax litigation.

Research and development expenses. Research and development expenses for the years ended December 31, 2025 and 2024 were $121.9 million and $103.0 million, respectively, representing an increase of 18% from the prior year. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the years ended December 31,
	2025	2024
External expenses:
Manufacturing expense for biological products	$46,439	$37,394
Phase 3 studies	13	1,239
Post-marketing studies	95	713
Earlier-stage programs	29,528	29,882
Research and development employee-related expenses	40,784	37,650
Other internal research and development expenses	8,133	8,036
Third-party grants and funding from collaboration agreements	(3,087)	(11,892)
Total research and development expenses	$121,905	$103,022

Research and development expenses for the year ended December 31, 2025 increased primarily due to higher manufacturing expenses for biological products, including costs incurred under the BARDA Contract, and higher employee‑related expenses due to an increase in headcount, primarily at ModeX. Additionally, the increase reflected lower third-party grants and funding from collaboration agreements compared to the prior year. These funds consist primarily of reimbursements from Merck for development costs related to the Epstein-Barr Virus (EBV) program. Much of the Phase 1 work for this program was done in 2024 and successfully completed in 2025. These increases were partially offset by a modest decrease in spending on earlier-stage programs as resources were prioritized toward advancing these key clinical initiatives.

Amortization of intangible assets. Amortization of intangible assets was $65.6 million and $65.7 million, respectively, for the years ended December 31, 2025 and 2024. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval, IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life of approximately 12 years.

Corporate

	For the years ended December 31,
(In thousands)	2025	2024	Change	% Change
Costs and expenses:
Selling, general and administrative	$39,835	$41,028	$(1,193)	(3)%
Research and development	491	117	374	320%
Total costs and expenses	40,326	41,145	(819)	(2)%
Loss from operations	$(40,326)	$(41,145)	$819	2%

Operating loss for our unallocated corporate operations for the years ended December 31, 2025 and 2024 was $40.3 million and $41.1 million, respectively, and principally reflects general and administrative expenses incurred in connection with our corporate operations. The decrease in operating loss was primarily due to lower employee-related expenses.

Other

Interest income. Interest income for the years ended December 31, 2025 and 2024 was $14.8 million and $8.4 million, respectively. The increase in interest income is driven by interest earned on our larger cash investment.

Interest expense. Interest expense for the years ended December 31, 2025 and 2024 was $108.5 million and $47.5 million, respectively. The increase was primarily attributable to $59.1 million from the amortization of $54.7 million in unamortized debt discount and $4.4 million in debt issuance costs related to the Note Exchange Transactions (as defined in Note 7 of the Consolidated Financial Statements). In addition, interest expense was impacted by interest incurred on the 2029 Convertible Notes and the 2044 Notes (both as defined in Note 7 of the Consolidated Financial Statements), including amortization of deferred financing and debt issuance costs.

Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the years ended December 31, 2025 and 2024 were $0.4 million of expense and $26.2 million reversal of expense, respectively. Derivative expense was principally related to the change in fair value of the 2029 Convertible Notes and of foreign currency forward exchange contracts at OPKO Chile.

Other income (expense), net. Other income (expense), net for the years ended December 31, 2025 and 2024, was ($29.9) million of expense and $206.9 million of income, respectively. The decrease was primarily related to our GeneDx (as defined in Note 5 to the Consolidated Financial Statements) investment; we recognized $204.5 million of income for the year ended December 31, 2024, which included $140.0 million reflecting an increase in the fair value of our investment (primarily unrealized gains) and $64.5 million from the sale of GeneDx shares. The decrease was also caused by the inclusion of $32.6 million in inducement expense related to the Note Exchange Transactions for the year ended December 31, 2025. Furthermore, a foreign currency loss of $2.0 million was recorded in the 2025, compared with a loss of $3.8 million recorded in 2024 and were further impacted by a net increase from other non-operating income and expense items.

Income tax benefit (provision). Our income tax benefit (provision) for the years ended December 31, 2025 and 2024 was $15.7 million and ($42.8 million), respectively. The $58.6 million increase in income tax benefit was primarily a result of the discrete, non-recurring tax expenses related to the BioReference Transaction and the Oncology Transaction. While the U.S. federal statutory income tax rate is 21%, our consolidated effective tax rate for both periods differed from this rate primarily due to the relative mix of earnings and losses generated in the U.S. versus foreign tax jurisdictions, as well as the operating results in tax jurisdictions which do not result in a tax benefit.

Loss from investments in investees. We have invested in certain early stage companies that we believe have valuable proprietary technology and significant potential to create value for us as an equity holder. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses. Loss from investments in investees was $29.0 thousand and $18.0 thousand for the years ended December 31, 2025 and 2024, respectively.

For The Years Ended December 31, 2024 and 2023

Our consolidated income (loss) from operations for the years ended December 31, 2024 and 2023 is as follows:

	For the years ended December 31,
(In thousands)	2024	2023	Change	% Change
Revenues:
Revenue from services	$480,667	$515,275	$(34,608)	(7)%
Revenue from products	155,111	167,557	(12,446)	(7)%
Revenue from transfer of intellectual property and other	77,364	180,663	(103,299)	(57)%
Total revenues	713,142	863,495	(150,353)	(17)%
Costs and expenses:
Cost of revenue	494,632	545,368	(50,736)	(9)%
Selling, general and administrative	304,220	300,559	3,661	1%
Research and development	105,214	89,593	15,621	17%
Contingent consideration	—	(1,036)	1,036	100%
Amortization of intangible assets	82,634	86,032	(3,398)	(4)%
Gain on sale of assets	(121,493)	—	(121,493)	(100)%
Total costs and expenses	865,207	1,020,516	(155,309)	(15)%
Loss from operations	(152,065)	(157,021)	4,956	(3)%

Diagnostics

	For the years ended December 31,
(In thousands)	2024	2023	Change	% Change
Revenues
Revenue from services	$480,667	$515,275	(34,608)	(7)%
Total revenues	480,667	515,275	(34,608)	(7)%
Costs and expenses:
Cost of revenue	402,109	445,827	(43,718)	(10)%
Selling, general and administrative	205,185	202,341	2,844	1%
Research and development	2,075	2,508	(433)	(17)%
Amortization of intangible assets	16,916	20,195	(3,279)	(16)%
Gain on sale of assets	(121,493)	—	(121,493)	(100)%
Total costs and expenses	504,792	670,871	(166,079)	(25)%
Loss from operations	(24,125)	(155,596)	131,471	84%

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

Revenue from transfer of intellectual property and other. For the year ended December 31, 2024, we recorded $77.4 million in revenue from the transfer of intellectual property and other. Revenue for the year ended December 31, 2024 principally reflects $30.0 million from Pfizer, which includes $28.3 million from gross profit share and royalty payments for both NGENLA® and Pfizer's Genotropin®. Revenue in 2024 also included $23.8 million from the BARDA Contract, a $12.5 million milestone payment from Merck, and $10.2 million from contract manufacturers' commercial milestones. In comparison, for the year ended December 31, 2023, we recorded $180.7 million in revenue from the transfer of intellectual property and other. This was primarily driven by a $90.0 million milestone payment, triggered by the FDA approval of NGENLA®, and $26.7 million in revenue that included $22.6 million from gross profit share and royalty payments for both NGENLA® and Pfizer's Genotropin®. In 2023, revenue also included $50.0 million from Merck in consideration for the rights granted to Merck under the Merck Agreement, $7.0 million from VFMCRP triggered by the German price approval for Rayaldee, $2.5 million from Nicoya due to Nicoya's submission of the investigational new drug application to China's Center for Drug Evaluation, $2.4 million from contract manufacturers' commercial milestones and $1.2 million from the BARDA Contract.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2025, we had cash, cash equivalents and restricted cash of approximately $382.7 million. Cash used in operations of $178.5 million for year ended December 31, 2025 principally reflected general and administrative expenses related to our corporate operations, research and development activities and sales and marketing activities related to our pharmaceutical and diagnostic business. Cash provided by investing activities was $230.3 million for the year ended December 31, 2025, primarily reflecting $197.8 million in total proceeds from the BioReference Transaction and Oncology Transaction, inclusive of escrow released, and $52.2 million from the sale of equity securities, offset by a $7.7 million investment in Entera and $13.0 million in capital expenditures. Cash used in financing activities of $118.1 million primarily reflected both the repurchase of Common Stock for $47.0 million and the 2029 Convertible 144A Notes for $62.2 million, as well as net repayments on our lines of credit of $7.9 million. We have historically not generated sustained positive cash flow sufficient to offset our operating and other expenses, and our primary sources of cash have been from the public and private placement of equity and debt, as well as credit facilities available to us.

On September 15, 2025, the Company consummated the Oncology Transaction, pursuant to which Labcorp acquired BioReference's oncology diagnostics and related clinical testing services assets. Labcorp paid to the Company aggregate consideration of $192.5 million, consisting of $173.3 million in cash and an escrow of $19.2 million, subject to certain adjustments as set forth in the Labcorp Oncology Purchase Agreement.

On April 4, 2025, the Company announced that its Board of Directors has authorized an increase of $100.0 million to the Company’s existing Common Stock repurchase program, bringing the aggregate capacity of the program to $200.0 million. As of December 31, 2025, approximately $50.6 million shares of Common Stock had been repurchased under the program since its authorization in July 2024. Under this program, the Company may repurchase shares from time to time through various methods, including open market purchases, block trades, privately negotiated transactions, accelerated share repurchases, as well as pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Exchange Act, and otherwise in compliance with applicable laws. The timing and amount of any repurchases is subject to general market conditions, the Company's capital management, investment opportunities, and other factors. The repurchase program does not obligate the Company to repurchase any specific number of shares, has no time limit, and may be modified, suspended, or discontinued at any time at the Company's discretion.

On April 1, 2025, the Company consummated the Note Exchange Transactions related to its 2029 Convertible 144A Notes. In total, the Company exchanged $159,221,000 aggregate principal amount of the 2029 Convertible 144A Notes for 121,437,998 shares of Common Stock and cash payments totaling approximately $63.5 million, inclusive of accrued and unpaid interest. The exchanged 2029 Convertible 144A Notes were subsequently retired. As of December 31,2025, approximately $85.0 million aggregate principal amount of our 2029 Convertible Notes, which bear interest at 3.75% per annum, remained outstanding. See Note 7 to our Consolidated Financial Statements.

During the first quarter of 2025, the Company sold its entire holding of 620 thousand shares of GeneDx common stock at various prices per share for approximately $51.7 million in aggregate proceeds. As a result of these sales, the Company no longer holds shares in GeneDx.

In September 2024, ModeX entered into two amendments to modify the scope and funding of the BARDA Contract. The BARDA Amendments structured the funding thereunder as cost-plus-fixed-fee, which included a $26.9 million supplement to further advance the development of COVID-19 multispecific antibodies and provided $24.1 million for the development of a multispecific protein antibody for influenza or another pathogen. In December 2025, the Company entered into a further bilateral modification to de-scope all mRNA development-related efforts using SARS-CoV-2 as an antigen model, as these activities were no longer a priority for the U.S. Department of Health and Human Services. As a result, the total value of the BARDA Contract decreased from $110.0 million to $103.5 million, and the total potential value of the overall contract, inclusive of all options, decreased from $205.0 million to $198.5 million. As of December 31, 2025, the aggregate amount of transaction price allocated to remaining performance obligations, excluding unexercised contract options, was $49.9 million.

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

As of December 31, 2025, the total commitments under our lines of credit with financial institutions in Chile and Spain were $30.4 million, of which $8.5 million was drawn as of December 31, 2025. On December 31, 2025, the weighted average interest rate on these lines of credit was approximately 5.5%. These lines of credit are short-term and are used primarily as a source of working capital. The highest aggregate principal balance at any time outstanding during the year ended December 31, 2025 was $14.3 million. We intend to continue to draw under these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.

Our liquidity would be impacted by the successful achievement of various milestones and the generation of royalty revenues under our existing collaboration and licensing agreements. We can provide no assurance that any of the following milestones or royalties will be achieved or earned. As of December 31, 2025, the historical and potential payments from these agreements were as follows:

Merck Agreement:

•
Received an initial payment of $50.0 million.
•
Eligible for up to an additional $860.0 million upon achieving certain commercial and development milestones under several indications.
•
Potential for tiered royalty payments ranging from high single digits to low double digits upon achieving certain sales targets of the Product. (as defined in the Merck Agreement)
•
On January 7, 2025, a $12.5 million milestone payment was triggered by the dosing of the first participant in a Phase 1 study for an EBV vaccine candidate.

Restated Pfizer Agreement:

•
Eligible to receive an additional $50.0 million in regulatory milestones.
•
Eligible to receive regional, tiered gross profit sharing for both NGENLA® and Pfizer’s Genotropin®.

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

Eli Lilly Agreement:

•
Eligible to receive 3% royalty of Mazdutide world wide net sales.

•
Recognized approximately $4.3 million in royalty revenue during the year ended December 31, 2025, following the commercial launch of Mazdutide in China.

The timing and ultimate receipt of these milestone and royalty payments are subject to the achievement of the specified events and certain risks and uncertainties inherent in drug development and commercialization. For further discussion of these risks, please refer to “Item 1A – Risk Factors”.

We believe that the cash, cash equivalents and restricted cash on hand on December 31, 2025 are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements, and the timing of those requirements, will depend on a number of factors, including the approval and success of our products and products in development, particularly our long acting Somatrogon (hGH-CTP) for which we have received approval in over 50 markets, including the United States, Europe, Japan, Australia and Canada, the commercial success of Rayaldee, the commercial launch of Mazdutide by our partners, BioReference’s financial performance, possible acquisitions and dispositions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and results of government investigations, payor claims, existing legal proceedings (including the ITA litigation) and those that may arise in the future. We have historically not generated sustained positive cash flow and if we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions or reduce our marketing or sales efforts or cease operations.

The following table provides information as of December 31, 2025, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations
(In thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Open purchase orders	$32,953	$108	$—	$—	$—	$—	$33,061
Operating leases	10,917	9,075	7,593	6,099	4,832	9,216	47,732
Finance leases	1,690	1,172	214	211	211	1,585	5,083
2029 and 2033 Convertible Notes	—	—	—	84,970	—	50	85,020
2044 Notes	—	—	—	—	—	246,433	246,433
Mortgages and other debts payable	1,736	862	879	521	—	—	3,998
Lines of credit	10,251	—	—	—	—	—	10,251
Interest commitments	4,670	4,652	4,647	193	—	—	14,162
Total	$62,217	$15,869	$13,333	$91,994	$5,043	$257,284	$445,740

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

Goodwill and intangible assets. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions was $1.2 billion and $1.3 billion at December 31, 2025 and 2024, respectively.

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

Goodwill was $484.3 million and $529.3 million at December 31, 2025 and 2024, respectively. Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value.

Net intangible assets other than goodwill were $711.3 million and $811.6 million at December 31, 2025 and 2024, respectively, including IPR&D of $195.0 million at December 31, 2025 and 2024. For the year ended December 31, 2025, $30.5 million of intangible assets were de-recognized as part of the consummation of the Oncology Transaction, which was included in the sale of assets for the year ended December 31, 2025. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges may occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment.

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

While we believe our estimates and assumptions used in impairment testing (including for goodwill and IPR&D) are reasonable and reflect those used by market participants, there is a potential risk of material impairment charges. Our future performance, particularly for our Ireland reporting unit, which includes EirGen and Rayaldee, could be impacted by changing global trade policies and the imposition of new tariffs. Based on the current financial performance of our diagnostics segment and our Ireland reporting unit, we could be subject to such charges if their future performance deviates from our current estimates and assumptions. For reference, the goodwill of our diagnostics segment totaled $163.4 million and $219.7 million at December 31, 2025 and 2024, respectively. The decrease reflects the derecognition of $56.3 million of goodwill as part of the Oncology Transaction, which was included in the sale of assets. Separately, the goodwill of our Ireland reporting unit totaled $89.5 million and $79.4 million at December 31, 2025 and 2024, respectively. The $10.1 million increase was entirely attributable to the impact of foreign currency exchange rate fluctuations. No impairment charges were recognized for the years ended December 31, 2025, 2024, or 2023.

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $77.9 million, $82.6 million and $86.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. For the years ended December 31, 2025 and 2024, we recorded $1.3 million and $1.5 million, respectively, of negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods mainly due to the composition of patient payer mix.

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

Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of December 31, 2025 and 2024, we have liabilities of approximately $2.1 million and $2.0 million, respectively, within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.

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

We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the years ended December 31, 2025, 2024 and 2023, we recognized $29.8 million, $29.0 million and $31.0 million, respectively, in net product revenue from sales of Rayaldee.

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

Research and Development Activities: If we are entitled to reimbursement from our collaborators for specified research and development expenses, we account for them as separate performance obligations if distinct. We also determine whether the research and development funding would result in revenues or an offset to research and development expenses in accordance with provisions of gross or net revenue presentation. The corresponding revenues or offset to research and development expenses are recognized as the related performance obligations are satisfied.

BARDA Contract (as defined in Note 16 of the Consolidated Financial Statements): Revenue from the BARDA Contract is generated under terms that are cost plus fee. We recognize revenue using the incurred costs output method to measure progress. Revenue will only be recognized when research and development services are performed to the extent of actual costs incurred.

Sales-based Milestone and Royalty Payments: Our collaborators may be required to pay us sales-based milestone payments or royalties on future sales of commercial products. We recognize revenues related to sales-based milestone and royalty payments upon the later to occur of (i) achievement of the customer’s underlying sales or (ii) satisfaction of any performance obligation(s) related to these sales, in each case assuming the license to our intellectual property is deemed to be the predominant item to which the sales-based milestones and/or royalties relate.

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

The following summarize the components of revenue from the transfer of intellectual property and other for the periods presented, highlighting the impact of significant milestones, royalties, and upfront payments on our results of operations:

Year Ended December 31, 2025

•
BARDA Contract: $28.5 million recognized for ongoing performance
•
Pfizer:$31.9 million in royalty revenue, consisting of gross profit share and royalty payments for NGENLA® and Genotropin®
•
Regeneron:$7.2 million which includes $7.0 million upfront payment
•
Eli Lilly: $4.3 million in royalty revenue following the commercial launch of Mazdutide in China
•
Contract Manufacturers: $7.4 million from commercial milestones

Year Ended December 31, 2024

•
Pfizer:$30.0 million, inclusive of $28.3 million from gross profit share and royalty payments for both NGENLA® and Pfizer's Genotropin® (Somatropin)
•
BARDA Contract: $23.8 million recognized under the agreement
•
Merck:$12.5 million milestone payment under the Merck Agreement
•
Contract Manufacturers: $10.2 million from commercial milestones

Year Ended December 31, 2023

•
Pfizer:$116.7 million, which included a $90.0 million milestone payment triggered by the FDA approval of NGENLA® and $22.6 million from gross profit share and royalty payments for both NGENLA® and Pfizer's Genotropin®
•
Merck:$50.0 million in consideration for the rights granted under the Merck Agreement
•
VFMCRP:$7.0 million triggered by the German price approval for Rayaldee
•
Nicoya:$2.5 million due to the submission of the investigational new drug application to China's Center for Drug Evaluation
•
BARDA Contract: $1.2 million recognized under the agreement
•
Contract Manufacturers: $2.4 million from commercial milestones

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

While we have receivables due from federal and state governmental agencies, such receivables are not a credit risk because federal and state governments fund the related healthcare programs. Payment is primarily dependent upon submitting appropriate documentation. At December 31, 2025 and 2024, receivable balances (net of explicit and implicit price concessions) from Medicare and Medicaid were 5.2% and 4.8%, respectively, of our consolidated Accounts receivable, net.

The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At December 31, 2025 and 2024, receivables due from patients represented approximately 1.5% and 1.7%, respectively, of our consolidated accounts receivable, net.

We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for credit losses was $2.1 million and $1.3 million at December 31, 2025 and 2024, respectively. The credit loss expense for the years ended December 31, 2025, 2024 and 2023 was $0.8 million, $0.1 million and $0.3 million, respectively.

Accounts receivable as of December 31, 2025 and 2024 included $2.3 million and $3.6 million, respectively, of government contract revenue earned under the BARDA Contract.

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

Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which are used in our testing laboratories. Inventory obsolescence expense for the years ended December 31, 2025, 2024 and 2023 was $4.1 million, $2.1 million and $8.1 million, respectively.

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

For the years ended December 31, 2025, 2024, and 2023, approximately 28.0%, 23.1%, and 29.6% of revenue was denominated in currencies other than the USD. Our financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting our consolidated financial results. During the years ended December 31, 2025 and 2024, the most significant currency exchange rate exposures were to the Chilean Peso and Euro. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $17.6 million and $52.7 million at December 31, 2025 and 2024, respectively. For information on such open foreign exchange forward contracts for the years ended December 31, 2025 and 2024 see “Management’s Discussion and Analysis—Results of Operations— Foreign Currency Exchange Rates.”

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

At December 31, 2025, we had cash, cash equivalents and restricted cash of $382.7 million. The weighted average interest rate related to our cash, cash equivalents and restricted cash for the year ended December 31, 2025 was approximately 3.8%. As of December 31, 2025, the principal outstanding balances under our Chilean and Spanish lines of credit was $8.5 million in the aggregate at a weighted average interest rate of approximately 5.5%.

As of December 31, 2025, the principal outstanding balance under our 2044 Notes, which accrue interest at the 3-month SOFR, was $250.0 million at a weighted average interest rate of approximately 12.11%. Based on our outstanding balances at December 31, 2025, if our applicable interest rates on our variable rate debt increase by 1%, then our debt service on an annual basis would increase by approximately $2.5 million. Our other outstanding convertible senior notes have fixed rates of interest; therefore, we are not exposed to interest rate risk on those instruments. See Note 7 to the Consolidated Financial Statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of OPKO Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OPKO Health, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Variable Consideration in Determining Revenue from Services

Description of the Matter

For the year ended December 31, 2025, the Company recorded revenue from services of $370.3 million. As discussed in Note 15 to the consolidated financial statements, revenue from services includes amounts due under third-party and government payer programs, net of estimates for explicit and implicit price concessions and other elements of variable consideration. The Company estimates variable consideration by evaluating, among other factors, recent collections experience as well as changes in reimbursement regulations, claims processing and coverage determinations.

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

February 26, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of OPKO Health, Inc.

Opinion on Internal Control over Financial Reporting

We have audited OPKO Health, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, OPKO Health, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Miami, Florida

February 26, 2026

OPKO Health, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash, cash equivalents and current restricted cash	$369,074	$431,936
Accounts receivable, net	90,255	118,017
Inventory, net	65,823	56,797
Other current assets and prepaid expenses	56,729	55,339
Total current assets	581,881	662,089
Property, plant and equipment, net	73,926	70,134
Intangible assets, net	516,276	616,613
In-process research and development	195,000	195,000
Goodwill	484,289	529,252
Investments	14,168	54,584
Operating lease right-of-use assets	46,930	54,003
Other assets	19,474	18,537
Total assets	$1,931,944	$2,200,212
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$41,103	$47,071
Accrued expenses	84,406	118,357
Current maturities of operating leases	10,917	12,649
Current portion of convertible notes	—	170
Current portion of lines of credit and notes payable	10,251	14,849
Total current liabilities	146,677	193,096
Operating lease liabilities	36,815	48,849
Long term portion of convertible notes	85,020	173,606
Senior secured notes	246,433	245,576
Deferred tax liabilities	126,241	140,799
Other long-term liabilities, principally contingent consideration and lines of credit	22,799	32,838
Total long-term liabilities	517,308	641,668
Total liabilities	663,985	834,764
Equity:
Common Stock - $0.01 par value, 1,250,000,000 shares authorized; 789,917,433 and 701,350,447 shares issued at December 31, 2025 and 2024, respectively	7,900	7,015
Treasury Stock - 30,849,907, and 29,799,907 shares at December 31, 2025 and December 31, 2024, respectively	(3,176)	(1,791)
Additional paid-in capital	3,574,942	3,481,364
Accumulated other comprehensive loss	(21,017)	(56,130)
Accumulated deficit	(2,290,690)	(2,065,010)
Total shareholders’ equity	1,267,959	1,365,448
Total liabilities and equity	$1,931,944	$2,200,212

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the years ended December 31,
	2025	2024	2023
Revenues:
Revenue from services	$370,275	$480,667	$515,275
Revenue from products	156,924	155,111	167,557
Revenue from transfer of intellectual property and other	79,680	77,364	180,663
Total revenues	606,879	713,142	863,495
Costs and expenses:
Cost of service revenue	307,350	402,109	445,830
Cost of product revenue	93,589	92,523	99,538
Selling, general and administrative	223,002	304,220	300,559
Research and development	124,033	105,214	89,593
Contingent consideration	—	—	(1,036)
Amortization of intangible assets	77,890	82,634	86,032
Gain on sale of assets	(101,576)	(121,493)	—
Total costs and expenses	724,288	865,207	1,020,516
Operating loss	(117,409)	(152,065)	(157,021)
Other income and (expense), net:
Interest income	14,811	8,426	3,983
Interest expense	(108,462)	(47,465)	(13,506)
Fair value changes of derivative instruments, net	(429)	(26,161)	(781)
Other income (expense), net	(29,875)	206,903	(16,994)
Other income (expense), net	(123,955)	141,703	(27,298)
Loss before income taxes and investment losses	(241,364)	(10,362)	(184,319)
Income tax benefit (provision)	15,713	(42,844)	(4,437)
Net loss before investment losses	(225,651)	(53,206)	(188,756)
Loss from investments in investees	(29)	(18)	(107)
Net loss	$(225,680)	$(53,224)	$(188,863)
Loss per share basic and diluted:
Loss per share	$(0.30)	$(0.08)	$(0.25)
Weighted average number of common shares outstanding, basic and diluted	751,132,891	694,019,535	751,765,915

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the years ended December 31,
	2025	2024	2023
Net loss	$(225,680)	$(53,224)	$(188,863)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	35,113	(18,100)	5,293
Comprehensive loss	$(190,567)	$(71,324)	$(183,570)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

For the years ended December 31, 2025, 2024, 2023

					Additional	Accumulated Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at December 31, 2022	781,306,164	$7,813	(8,655,082)	(1,791)	$3,421,872	$(43,323)	$(1,822,923)	$1,561,648
Equity-based compensation expense	—	—	—	—	11,413	—	—	11,413
Exercise of common stock options/vesting of restricted stock units	630,721	7	—	—	(279)	—	—	(272)
Net loss	—	—	—	—	—	—	(188,863)	(188,863)
Other comprehensive income	—	—	—	—	—	5,293	—	5,293
Balance at December 31, 2023	781,936,885	$7,820	(8,655,082)	(1,791)	$3,433,006	$(38,030)	$(2,011,786)	$1,389,219

					Additional	Accumulated Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at December 31, 2023	781,936,885	$7,820	(8,655,082)	$(1,791)	$3,433,006	$(38,030)	$(2,011,786)	$1,389,219
Equity-based compensation expense	—	—	—	—	11,048	—	—	11,048
Exercise of common stock options/vesting of restricted stock units	384,378	4	—	—	(212)	—	—	(208)
2025 Notes	—	—	(21,144,825)	—	—	—	—	—
2029 Convertible Notes	—	—	—	—	152,041	—	—	152,041
Repurchase of 2029 Convertible Notes	—	—	—	—	(25,105)	—	—	(25,105)
Shares repurchase	(80,970,816)	(809)	—	—	(89,414)	—	—	(90,223)
Net loss	—	—	—	—	—	—	(53,224)	(53,224)
Other comprehensive loss	—	—	—	—	—	(18,100)	—	(18,100)
Balance at December 31, 2024	701,350,447	$7,015	(29,799,907)	$(1,791)	$3,481,364	$(56,130)	$(2,065,010)	$1,365,448

					Additional	Accumulated Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at December 31, 2024	701,350,447	$7,015	(29,799,907)	(1,791)	$3,481,364	$(56,130)	$(2,065,010)	$1,365,448
Equity-based compensation expense	—	—	—	—	10,714	—	—	10,714
Exercise of common stock options/vesting of restricted stock units	636,832	6	—	—	(262)	—	—	(256)
Repurchase of 2029 Convertible Notes	121,437,998	1,214	—	—	128,446	—	—	129,660
Shares repurchase	(33,507,844)	(335)	(1,050,000)	(1,385)	(45,320)	—	—	(47,040)
Net loss	—	—	—	—	—	—	(225,680)	(225,680)
Other comprehensive income	—	—	—	—	—	35,113	—	35,113
Balance at December 31, 2025	789,917,433	$7,900	(30,849,907)	(3,176)	$3,574,942	$(21,017)	$(2,290,690)	$1,267,959

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(225,680)	$(53,224)	$(188,863)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	91,627	98,176	105,297
Non-cash interest	66,257	17,547	2,750
Amortization of deferred financing costs	5,234	1,974	1,222
Losses from investments in investees	29	18	107
Equity-based compensation – employees and non-employees	10,714	11,048	11,413
Impairment of Intangible Assets	1,007	—	—
Realized loss (gain) on disposal of fixed assets and sales of equity securities	(3,245)	(63,397)	1,321
Change in fair value of equity securities and derivative instruments	623	(114,429)	17,647
Loss on conversion convertible senior notes	—	(6,628)	—
Inducement expense and loss on debt conversion	32,647	—	—
Change in fair value of contingent consideration	—	—	(1,036)
Deferred income tax provision	(14,999)	14,744	146
Gain on sale of assets	(101,576)	(121,493)	—
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	30,213	(220)	3,411
Inventory, net	(4,118)	4,217	15,197
Other current assets and prepaid expenses	(5,420)	(3,979)	7,164
Other assets	23	237	(288)
Accounts payable	(14,217)	(20,662)	2,828
Foreign currency measurement	178	3,899	(1,036)
Accrued expenses and other liabilities	(47,839)	48,683	(5,477)
Net cash used in operating activities	(178,542)	(183,489)	(28,197)
Cash flows from investing activities:
Investments in investees	(7,665)	—	(5,000)
Proceeds from sale of investments	52,182	166,604	364
Proceeds from the sale of property, plant and equipment	287	242	2,713
Capital expenditures	(12,278)	(25,010)	(16,275)
Proceeds from Labcorp Sale	197,770	210,378	—
Net cash provided by (used in) investing activities	230,296	352,214	(18,198)
Cash flows from financing activities:
Issuance of 3.00% convertible senior notes, net (including related parties)	—	230,000	—
Issuance of 2044 Notes	—	250,000	—
Debt issuance costs	—	(13,385)	—
Share repurchase	(47,040)	(90,223)	—
Net activity from the exercise of common stock options and warrants	(256)	(208)	(272)
Repurchase of 2029 Convertible Notes	(62,208)	(30,102)	—
Borrowings on lines of credit	33,033	459,432	671,678
Repayments of lines of credit	(41,411)	(475,061)	(679,709)
Settlement of convertible notes	(174)	(146,287)	(3,000)
Net cash (used in) provided by financing activities	(118,056)	184,166	(11,303)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,429	(3,157)	388
Net (decrease) increase in cash, cash equivalents and restricted cash	(62,873)	349,734	(57,310)
Cash, cash equivalents and restricted cash at beginning of period	445,615	95,881	153,191
Cash, cash equivalents and restricted cash at end of period	$382,742	$445,615	$95,881
SUPPLEMENTAL INFORMATION:
Interest paid	$37,936	$20,883	$8,135
Income taxes paid, net of refunds	$24,463	$10,008	$3,712
Operating lease right-of-use assets obtained in exchange for lease obligations	$—	$—	$29,363
Assets acquired by finance leases	$—	$—	$203
Non-cash financing:
Shares issued upon the conversion of:
Common Stock options and warrants, surrendered in net exercise	$346	$529	$301
Fair value of shares included in consideration from GeneDx Holdings	$—	$—	$6,689

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Business and Organization

We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our pharmaceutical business features NGENLA® (somatrogon-ghla), also referred to as Somatrogon (hGH-CTP), a once-weekly human growth hormone injection. We have partnered with Pfizer Inc. (“Pfizer”) for further development and commercialization of Somatrogon (hGH-CTP). Regulatory approvals for Somatrogon (hGH-CTP) for the treatment of children and adolescents, as young as three years of age, with growth disturbance due to insufficient secretion of growth hormone, have been secured in more than 50 markets worldwide, including in the United States, European Union Member States, Japan, Canada, and Australia under the brand name NGENLA®. Also, through our pharmaceutical business, we manufacture and sell Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency. Rayaldee has secured marketing authorizations in 11 European countries, and we are advancing the development in mainland China through our strategic partner, Nicoya Macau Limited.

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

We operate established, revenue-generating pharmaceutical platforms internationally, with our principal operations located in Spain, Ireland, Chile, and Mexico. These key platforms contribute to positive cash flow and may facilitate future market entry for our products currently in development. Our Irish subsidiary, EirGen Pharma Ltd. (“EirGen”), specializes in the development and commercial supply of high-potency oral solid dose pharmaceutical products and exports to more than 60 countries. Research and development activities are primarily conducted in facilities located in Weston, Massachusetts; Waterford, Ireland; Kiryat Gat, Israel; and Barcelona, Spain.

Our diagnostics business, BioReference Health, LLC (“BioReference”), is a highly specialized laboratory in the United States. Following the strategic divestitures described below, BioReference focuses on its core clinical and women’s health testing operations in the New York and New Jersey regions and its national specialty urology franchise, including its proprietary 4Kscore® prostate cancer test. We market our laboratory testing services directly to physicians, geneticists, hospitals, clinics, correctional and other health facilities.

Divestitures to Labcorp

On September 15, 2025, we consummated the sale of certain assets of BioReference to Labcorp (the “Oncology Transaction”), pursuant to an agreement entered into on March 10, 2025 (the “Labcorp Oncology Purchase Agreement”). Labcorp acquired BioReference's oncology diagnostics business and related clinical testing services assets. These assets were part of our diagnostics segment. Upon closing, Labcorp paid an aggregate of $192.5 million in cash consideration, of which $19.2 million was deposited in escrow. The escrow is to be released to us on the 12-month anniversary of the closing date, net of any outstanding or liquidated indemnity claims. The Company may also receive up to $32.5 million in performance-based contingent cash consideration in accordance with the terms of a post-closing earnout based upon revenue generated by certain customer accounts. We recognized a gain of $101.6 million from the Oncology Transaction for the year ended December 31, 2025.

On September 16, 2024, we consummated the sale of certain assets of BioReference to Labcorp pursuant to an agreement entered into on March 27, 2024 (the “Labcorp Asset Purchase Agreement”). Labcorp acquired select assets of BioReference (the “BioReference Transaction”), which were part of our diagnostics segment and included BioReference's laboratory testing businesses focused on clinical diagnostics, reproductive health, and women's health across the United States, excluding BioReference's New York and New Jersey operations. Upon closing, Labcorp paid the Company aggregate consideration of $237.5 million in cash, net of $23.75 million deposited in escrow. The Company received $24.6 million of escrow funds in September 2025, including accrued interest. We recognized a gain of $121.5 million from the BioReference Transaction for the year ended December 31, 2024.

Note 2 Foreign exchange rates

For the years ended December 31, 2025, 2024, and 2023, approximately 28.0%, 23.1%, and 29.6% of revenue was denominated in currencies other than the U.S. Dollar (USD). Our financial statements are reported in USD and, accordingly, fluctuations in exchange rates affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting our consolidated financial results. During the years ended December 31, 2025, 2024 and 2023, the most significant currency exchange rate exposures were to the Chilean Peso and Euro. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $17.6 million and $52.7 million at December 31, 2025 and 2024, respectively.

We are subject to foreign currency translation risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. We limit foreign currency transaction risk through hedge transactions with foreign currency forward contracts. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date. As of December 31, 2025, we held $13.6 million in open foreign exchange forward contracts related to inventory purchases on letters of credit. We had no such open contracts as of December 31, 2024.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheet to the sum of such amounts in the Condensed Consolidated Statements of Cash Flows:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$364,409	$426,582
Restricted cash, current	4,665	5,354
Restricted cash, long-term	13,668	13,679
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$382,742	$445,615

The Company classifies cash deposits related to letters of credit securing insurance and lease obligations as restricted cash, which is included in other assets, non-current, within the Consolidated Balance Sheet.

Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which are used in our testing laboratories. Inventory obsolescence expense for the years ended December 31, 2025, 2024 and 2023 was $4.1 million, $2.1 million and $8.1 million, respectively.

Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting. Refer to Note 6. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions was $1.2 billion and $1.3 billion at December 31, 2025 and 2024, respectively.

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

Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value. Goodwill was $484.3 million and $529.3 million, respectively, at December 31, 2025 and 2024.

Net intangible assets other than goodwill were $711.3 million and $811.6 million at December 31, 2025 and 2024, respectively, including IPR&D of $195.0 million at December 31, 2025 and 2024. On September 15, 2025, $30.5 million of intangible assets were de-recognized upon consummation of the Oncology Transaction, and such assets were included in the sale of assets for the year ended December 31, 2025. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges may occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment.

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

While we believe our estimates and assumptions used in impairment testing (including for goodwill and IPR&D) are reasonable and reflect those used by market participants, there is a potential risk of material impairment charges. Our future performance, particularly for our Ireland reporting unit, which includes EirGen and Rayaldee, could be impacted by changing global trade policies and the imposition of new tariffs. Based on the current financial performance of our diagnostics segment and our Ireland reporting unit, we could be subject to such charges if their future performance deviates from our current estimates and assumptions. For reference, the goodwill of our diagnostics segment totaled $163.4 million and $219.7 million at December 31, 2025 and 2024, respectively. The decrease reflects the derecognition of $56.3 million of goodwill as part of the Oncology Transaction, which goodwill was included in the sale of assets. Separately, the goodwill of our Ireland reporting unit totaled $89.5 million and $79.4 million at December 31, 2025 and 2024, respectively. The $10.1 million increase was entirely attributable to the impact of foreign currency exchange rate fluctuations. No impairment charges were recognized for the years ended December 31, 2025, 2024, or 2023.

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $77.9 million, $82.6 million and $86.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Amortization expense from operations for our intangible assets is expected to be $76.0 million, $74.7 million, $61.1 million, $57.2 million and $57.2 million for the years ended December 31, 2026, 2027, 2028, 2029 and 2030, respectively.

Fair value measurements. The carrying amounts of our cash, cash equivalents, restricted cash, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered equity securities as of December 31, 2025 and 2024 are predominately carried at fair value.

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

Contingent consideration. Each period, we revalued contingent consideration obligations associated with certain prior acquisitions to their fair value and recorded changes in fair value as contingent consideration expense or a reduction thereof. Changes in fair value resulted from changes in the assumptions regarding probabilities of successful achievement of related milestones, the estimated timing in which the milestones were achieved, and the discount rate used to estimate the respective liabilities fair values. Contingent consideration expense for the year ended December 31, 2023 was $1.0 million. We did not record contingent consideration expense during the years ended December 31, 2025 or 2024.

Derivative financial instruments. We record derivative financial instruments on our Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For a derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At December 31, 2025 and 2024, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in the fair values of our derivatives instruments, net, in our Consolidated Statement of Operations. Refer to Note 20.

Property, plant and equipment. Property, plant and equipment are recorded at cost or fair value if acquired in a business combination. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under finance leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, and automobiles - 3-5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Assets held under finance leases are included within Property, plant and equipment, net in our Consolidated Balance Sheets and are amortized over the shorter of their useful lives or the expected term of their related leases. Depreciation expense was $13.7 million, $15.6 million and $19.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. Assets held under finance leases are included within Property, plant and equipment, net in our Consolidated Balance Sheets and are amortized over the shorter of their useful lives or the expected term of their related leases.

Impairment of long-lived assets. Long-lived assets, such as property and equipment and assets held for sale, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the year ended December 31, 2024, the Company determined the carrying amount of certain long-lived assets within our Finetech subsidiary was not recoverable. As a result, we recognized an impairment charge of $1.2 million related to these assets, which is included in selling, general and administrative expenses within our pharmaceutical segment.

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

We operate in various countries and tax jurisdictions globally. For the year ended December 31, 2025, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.

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

While we have receivables due from federal and state governmental agencies, such receivables are not a credit risk because federal and state governments fund the related healthcare programs. Payment is primarily dependent upon submitting appropriate documentation. At December 31, 2025 and 2024, receivable balances (net of explicit and implicit price concessions) from Medicare and Medicaid were 5.2% and 4.8%, respectively, of our consolidated Accounts receivable, net. The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At December 31, 2025 and 2024, receivables due from patients represented approximately 1.5% and 1.7%, respectively, of our consolidated Accounts receivable, net.

We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for credit losses was $2.1 million and $1.3 million at December 31, 2025 and 2024, respectively. The credit loss expense for the years ended December 31, 2025, 2024 and 2023 was $0.8 million, $0.1 million and $0.3 million, respectively.

Accounts receivable as of December 31, 2025 and 2024 included $2.3 million and $3.6 million, respectively, of government contract revenue earned under the BARDA Contract (as defined in Note 16). Refer to Note 15, Government Contract Revenue for further information government contracts and to Note 16, Strategic Alliances for further information on the BARDA Contract.

Equity-based compensation. We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits realized from the exercise of stock options as cash flows from operations. For the years ended December 31, 2025, 2024 and 2023, we recorded $10.7 million, $11.0 million and $11.4 million, respectively, of equity-based compensation expense.

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

Foreign currency translation. The financial statements of certain of our foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are generally translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of Other income (expense), net within the Consolidated Statement of Operations and foreign currency translation gains (losses) have been included as a component of the Consolidated Statement of Comprehensive Income (Loss). We recorded foreign currency transaction (losses) and gain of ($2.0 million), ($3.8 million), and $1.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (i) specific categories in the rate reconciliation, (ii) the income or loss from continuing operations before income tax expense or benefit

(separated between domestic and foreign) and (iii) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company adopted ASU 2023-09 in the fourth quarter of fiscal year 2025. This guidance was applied prospectively.

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

Note 4 Loss Per Share

Basic loss per share is computed by dividing our net loss by the weighted average number of shares of our Common Stock outstanding during the period. Shares of Common Stock that had been outstanding under the share lending arrangement entered into in conjunction with the 2025 Notes (as defined in Note 7) were excluded from the calculation of basic and diluted earnings per share because the borrower of the shares was required under the share lending arrangement to refund any dividends paid on the shares lent. We terminated the share lending agreement on January 22, 2024. For diluted earnings per share, the dilutive impact of stock options and warrants is determined by applying the “treasury stock” method. The dilutive impact of the 2029 Convertible Notes, 2033 Senior Notes, the 2023 Convertible Notes and the 2025 Notes (each, as defined and discussed in Note 7) has been considered using the “if converted” method. For periods in which their effect would have been antidilutive, no effect is given in the dilutive computation to Common Stock issuable under outstanding options or warrants or the potentially dilutive shares issuable pursuant to the 2029 Convertible Notes, 2033 Senior Notes, the 2023 Convertible Notes and the 2025 Notes.

A total of 155,754,104, 291,185,409 and 82,843,173 potential shares of Common Stock have been excluded from the calculation of diluted net loss per share for the years ended December 31, 2025, 2024 and 2023, respectively, because their inclusion would be antidilutive. A full presentation of diluted earnings per share has not been provided because the required adjustments to the numerator and denominator resulted in diluted earnings per share equivalent to basic earnings per share.

During the year ended December 31, 2025, 57,500 options were exercised, and 850,146 restricted stock units vested, resulting in the issuance of 636,832 shares of Common Stock Of the 850,146 restricted stock units settled, 270,814 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.

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

Note 5 Investments

Investments

The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of December 31, 2025 and 2024:

(in thousands)	As of December 31, 2025		As of December 31, 2024
Investment type	Investment Carrying Value	Underlying Equity in Net Assets	Investment Carrying Value	Underlying Equity in Net Assets
Equity securities	$9,268	1,555	$49,655	1,329
Equity securities with no readily determinable fair value	4,139	—	4,139	—
Variable interest entity, equity method	758		787
Warrants and options	3		3
Total carrying value of investments	$14,168		$54,584

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

GeneDx Holdings

During the year ended December 31, 2025, the Company sold its remaining 620,000 shares of GeneDx Holdings Corp. (formerly, Sema4 Holdings Corp., “GeneDx”) common stock at various prices for aggregate proceeds of $51.7 million, resulting in the Company holding no GeneDx shares as of December 31, 2025. As of December 31, 2024, our ownership in GeneDx was 2.2%.

Other Equity Securities

We hold equity securities in Entera Bio Ltd. (“Entera”) (8.0%) (see Note 16 for further information), Niagen Bioscience, Inc. (“Niagen” formally known as ChromaDex Corporation) (0.04%), Eloxx Pharmaceuticals, Inc. (“Eloxx”) (1.0%), Xenetic Biosciences, Inc. (“Xenetic”) (1%), BioCardia (“BioCardia”) (0.14%), and CAMP4 Therapeutics Corporation (“CAMP4”) (1%). Our investment in HealthSnap, Inc. (4%) is accounted for under the measurement alternative for equity securities without readily determinable fair values.

Net gains and losses on our equity securities for the year ended December 31, 2025, 2024 and 2023 were as follows:

	For the year ended December 31
(in thousands)	2025	2024	2023
Equity Securities:
Net gains and (losses) recognized during the period on equity securities	$4,084	$73,873	$(532)
Less: Net gains realized during the period on equity securities	(4,324)	(54,026)	—
Unrealized net gains and losses recognized during the period on equity securities still held at the reporting date	$(240)	$19,847	$(532)

Investments in variable interest entities

We have determined that we hold variable interests in LeaderMed Health Group Limited ("LeaderMed") and Zebra Biologics, Inc. ("Zebra") based on our assessment that they do not have sufficient resources to carry out their principal activities without additional financial support.

LeaderMed

In September 2021, we and LeaderMed, a pharmaceutical development company with operations based in Asia, formed a joint venture to develop, manufacture and commercialize two of OPKO’s clinical stage, long-acting drug products in Greater China and eight other Asian territories. Under the terms of the agreements, we granted the joint venture exclusive rights to develop, manufacture and commercialize (a) OPK88003, an oxyntomodulin analog being developed for the treatment of obesity and diabetes, and (b) Factor VIIa-CTP, a novel long acting coagulation factor for treating hemophilia, in exchange for 4,703 shares, representing a 47% ownership interest in the joint venture. In addition, we received an upfront payment of $1.0 million and will be reimbursed for clinical trial material and technical support we provide the joint venture.

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

Zebra

We owned 1,260,000 shares of Zebra’s Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29%) at both December 31, 2025 and December 31, 2024. Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a former member of our Board of Directors, was a founder of Zebra. Dr. Frost serves as a member of Zebra’s Board of Directors.

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

Warrants and options

In addition to our equity method investments and equity securities, we held options to purchase 47 thousand shares of BioCardia, all of which were vested as of December 31, 2025 and 2024. We recorded the changes in the fair value of these options and warrants in Fair value changes of derivative instruments, net in our Consolidated Statement of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Consolidated Balance Sheet. See further discussion of the Company’s options and warrants in Note 19 and Note 20.

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

Our equity method investments, as described below, consist of investments in Pharmsynthez (ownership 6%), Cocrystal Pharma, Inc. (“COCP”) (2%), Non-Invasive Monitoring Systems, Inc. (“NIMS”) (1%), and LeaderMed (47%).

The aggregate amount of assets, liabilities, and net losses of these equity method investees as of and for the year ended December 31, 2025 was $48.9 million, $17.5 million, and $13.9 million, respectively. The aggregate amount of assets, liabilities, and net losses of these equity method investees as of and for the year ended December 31, 2024 was $50.9 million, $18.3 million, and $31.1 million, respectively. The aggregate value of our equity method investments based on the quoted market prices of their respective shares of common stock and the number of shares held by us as of December 31, 2025 and 2024 was $0.2 million and $0.5 million, respectively.

Note 6 Composition of Certain Financial Statement Captions

	For the years ended December 31,
(In thousands)	2025	2024
Accounts receivable, net
Accounts receivable	$92,325	$119,284
Less: allowance for doubtful accounts	(2,070)	(1,267)
	$90,255	$118,017
Inventories, net
Finished products	$43,994	$32,310
Consumable supplies	13,090	15,488
Work in-process	726	2,355
Raw materials	11,529	9,418
Less: inventory reserve	(3,516)	(2,774)
	$65,823	$56,797
Other current assets and prepaid expenses
Escrow receivable	$19,411	$23,750
Prepaid supplies	9,423	6,785
Prepaid insurance	3,276	3,818
Taxes recoverable	11,842	8,266
Other receivables	4,609	2,015
Other	8,168	10,705
	$56,729	$55,339
Property, plant and equipment, net:
Machinery, medical and other equipment	$109,446	$122,064
Leasehold improvements	14,354	20,942
Furniture and fixtures	8,691	9,074
Building	15,566	13,062
Software	14,610	14,171
Automobiles	6,694	8,054
Land	2,537	2,238
Construction in process	27,646	19,228
Less: accumulated depreciation	(125,618)	(138,699)
	$73,926	$70,134
Intangible assets, net:
Technologies	$811,986	$806,858
Customer relationships	186,865	255,430
Trade names	49,374	49,726
Covenants not to compete	11,426	12,906
Licenses	6,422	6,316
Product registrations	6,885	6,172
Other	7,518	5,729
Less: accumulated amortization	(564,200)	(526,524)
	$516,276	$616,613

	For the years ended December 31,
(In thousands)	2025	2024
Accrued expenses:
Employee benefits and severance	$33,777	$34,167
Taxes payable	3,595	22,275
Gross to net provision	5,897	6,920
Accrued interest	5,439	8,313
Inventory received but not invoiced	4,098	2,146
Commitments and contingencies	3,529	9,850
Clinical trials	4,372	6,104
Finance leases short-term	1,690	1,679
Royalties	1,197	563
Professional fees	1,455	2,521
Commissions	1,047	1,434
Other	18,310	22,385
	$84,406	$118,357
Other long-term liabilities:
Employee severance	$5,540	$14,269
Mortgages and other debts payable	2,262	3,002
Finance leases long-term	3,394	4,064
Other	11,603	11,503
	$22,799	$32,838

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

Changes in value of the intangible assets and goodwill on December 31, 2025 and 2024, were primarily due to foreign currency fluctuations between the Chilean Peso, and the Euro against the U.S. dollar.

The following table reflects the changes in the allowance for doubtful accounts, provision for inventory reserve and tax valuation allowance accounts:

(In thousands)	Beginning balance	Charged to expense	Written-off	Charged to other	Ending balance
2025
Allowance for doubtful accounts	$(1,267)	(766)	(37)	—	$(2,070)
Inventory reserve	$(2,774)	(4,120)	3,378	—	$(3,516)
Tax valuation allowance	$(226,603)	(5,746)	—	(15,606)	$(247,955)
2024				—
Allowance for doubtful accounts	$(2,000)	(49)	782	—	$(1,267)
Inventory reserve	$(6,461)	(2,095)	5,782	—	$(2,774)
Tax valuation allowance	$(294,563)	61,165	—	6,795	$(226,603)

The following table summarizes the changes in Goodwill by reporting unit during the years ended December 31, 2025 and 2024.

	2025					2024
(In thousands)	Gross goodwill at January 1	Cumulative impairment at January 1	Acquisitions, dispositions and other	Foreign exchange and other	Balance at December 31st	Gross goodwill at January 1	Cumulative impairment at January 1	Acquisitions, dispositions and other	Foreign exchange and other	Balance at December 31st
Pharmaceuticals
CURNA	$4,827	$(4,827)	$—	$—	$—	$4,827	$(4,827)	$—	$—	$—
Rayaldee	79,433	—	—	10,077	89,510	84,273	—	—	(4,840)	79,433
FineTech	11,698	(11,698)	—	—	—	11,698	(11,698)	—	—	—
ModeX	80,260	—	—	—	80,260	80,260	—	—	—	80,260
OPKO Biologics	139,784	—	—	—	139,784	139,784	—	—	—	139,784
OPKO Chile	3,220	—	—	333	3,553	3,642	—	—	(422)	3,220
OPKO Health Europe	6,848	—	—	892	7,740	7,276	—	—	(428)	6,848
OPKO Mexico	100	(100)	—	—	—	100	(100)	—	—	—
Transition Therapeutics	3,421	(3,421)	—	—	—	3,421	(3,421)	—	—	—
Diagnostics
BioReference	219,707	—	(56,265)	—	163,442	283,025	—	(63,318)	—	219,707
OPKO Diagnostics	17,977	(17,977)	—	—	—	17,977	(17,977)	—	—	—
	$567,275	$(38,023)	$(56,265)	$11,302	$484,289	$636,283	$(38,023)	$(63,318)	$(5,690)	$529,252

Note 7 Debt

As of December 31, 2025 and 2024, our debt consisted of the following:

(In thousands)	As of December 31, 2025	As of December 31, 2024
2044 Notes	$246,433	$245,576
2029 Convertible Notes	84,970	173,556
2025 Notes	—	170
2033 Senior Notes	50	50
Chilean lines of credit	8,515	13,465
Spanish Current portion of notes payable	1,736	1,384
Long term portion of notes payable	2,262	3,002
Total	$343,966	$437,203

Balance sheet captions
Current portion of convertible notes	$—	$170
Long term portion of convertible notes	85,020	173,606
Current portion of lines of credit and notes payable	10,251	14,849
Long Term notes payable included in long-term liabilities	248,695	248,578
Total	$343,966	$437,203

2044 Note Purchase Agreement

On July 17, 2024, the Company completed a private offering of $250 million aggregate principal amount of senior secured notes (the “2044 Notes”), pursuant to a note purchase agreement dated July 17, 2024 (the “2044 Note Purchase Agreement”), by and among the Company, certain purchasers from time to time party thereto, the Company’s wholly owned subsidiaries, OPKO Biologics (“OBL”) and EirGen, as guarantors (OBL and EirGen collectively, the “2044 Note Guarantors”), and HCR Injection SPV, LLC, as agent.

The 2044 Notes mature on July 17, 2044 and bear interest at the 3-month SOFR subject to a 4.0% per annum floor, plus 7.5% per annum. Interest is payable on the 2044 Notes on a quarterly basis determined by profit share payments received by EirGen pursuant to the profit share arrangement with Pfizer, Inc. (the “Royalty Payments”) set forth in the Restated Pfizer Agreement (as defined and described in Note 14). In the event that the aggregate amount of the Royalty Payments received by EirGen during the quarter preceding any quarterly interest payment date are less than the accrued and unpaid interest payable on such date, the excess interest payable on such date shall be paid-in-kind and added to the outstanding principal amount of the 2044 Notes. The Company will be required to pay the noteholders a 3% exit fee in connection with any repayment in full of the 2044 Notes, whether at maturity or otherwise. In addition, in the event that the Company repays the 2044 Notes in full prior to the maturity date, the Company will be required to pay the noteholders a make whole payment in an amount necessary such that the noteholders shall have received aggregate payments of principal, interest and fees in respect of the 2044 Notes equal to at least 150% of the initial principal amount of the 2044 Notes, in the event that such prepayment shall occur on or prior to July 17, 2029, or 200% of the initial principal amount of the 2044 Notes, in the event that such prepayment shall occur following July 17, 2029. If the 2044 Notes have not been fully repaid by the maturity date, the Company may elect to either repay the unpaid balance of the principal amount in full, together with any accrued and unpaid interest thereon and the 3% exit fee, or elect to transfer 80% of all future Royalty Payments to the agent and the noteholders in satisfaction of the outstanding 2044 Notes. The Company may authorize the issuance of up to $50,000,000 aggregate principal amount of additional 2044 Notes to the purchasers on the same terms and conditions of the initial 2044 Notes. The 2044 Notes are secured by the Royalty Payments, and the 2044 Note Guarantors have guaranteed the obligations under the 2044 Notes by granting a security interest in certain assets of the 2044 Note Guarantors. The 2044 Note Purchase Agreement contains customary terms and covenants, including negative covenants, such as limitations on indebtedness, liens, amendments to certain material contracts and disposition of assets.

2029 Convertible 144A Notes

In January 2024, we completed a private offering of $230.0 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2029 (the “2029 Convertible 144A Notes”) in accordance with the terms of a note purchase agreement (the “144A Note Purchase Agreement”) entered into by and between the Company and J.P. Morgan Securities LLC.

Net proceeds from the issuance of the 2029 Convertible 144A Notes totaled approximately $222.0 million after deducting fees and estimated offering expenses payable by us. We used approximately $50.0 million of the net proceeds to repurchase shares of our Common Stock. These repurchases were from purchasers of the 2029 Convertible 144A Notes in privately negotiated transactions. The purchase price per share of the Common Stock in these transactions equaled $0.9067, which was the closing sale of our Common Stock on January 4, 2024.

Contemporaneously with the closing of the offering of the 2029 Convertible 144A Notes, we issued and sold approximately $71.1 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2029 (the “2029 Convertible Affiliate Notes” and, together with the 2029 Convertible 144A Notes, the “2029 Convertible Notes”) pursuant to the terms of a note purchase agreement entered into on January 4, 2024 by and among the Company and certain investors, Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, and Dr. Jane H. Hsiao (collectively, the “Affiliate Purchasers”). Pursuant to such agreement, we issued and sold the 2029 Convertible Affiliate Notes to the Affiliate Purchasers in exchange for the entirety of the $55.0 million aggregate principal amount of our outstanding 5% convertible promissory notes held by the Affiliate Purchasers, together with approximately $16.1 million of accrued but unpaid interest thereon.

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

On April 1, 2025, the Company completed privately negotiated exchange transactions (the “Note Exchange Transactions”), pursuant to which the Company exchanged an aggregate of $159.2 million principal amount of its 2029 Convertible 144A Notes, for an aggregate of 121,437,998 shares of its Common Stock and approximately $63.5 million in cash, inclusive of accrued and unpaid interest. Upon closing, the exchanged 2029 Convertible 144A Notes were retired and are no longer outstanding. The Company accounted for the Note Exchange Transactions as an induced conversion in accordance with ASU 2024-04, resulting in a total charge recorded within Other loss, net in the Condensed Consolidated Statements of Operations. This charge comprised an induced conversion expense of $32.6 million and a loss on extinguishment of $59.1 million. The loss on extinguishment consisted of $54.7 million in unamortized debt discount and $4.4 million in debt issuance costs associated with the retired notes.

As of December 31, 2025 the 2029 Convertible 144A Notes were not convertible. Holders may convert their 2029 Convertible Notes at their option prior to the close of business on the business day immediately preceding September 15, 2028 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2024 (and only during such calendar quarter), if the last reported sale price of our Common Stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five consecutive business day period after any ten consecutive trading day period (the “convertible note measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the convertible note measurement period was less than 98% of the product of the last reported sale price of our Common Stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events specified in the indenture governing the 2029 Convertible Notes. On or after September 15, 2028, until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing conditions. Upon conversion of a note, we will pay or deliver, as the case may be, cash, shares of our Common Stock or a combination of cash and shares of our Common Stock, at our election.

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

The following table sets forth information related to the 2029 Convertible Notes which is included in our Condensed Consolidated Balance Sheet as of December 31, 2025:

(In thousands)	2029 convertible notes	Discount	Debt Issuance Costs	Total
Balance at December 31, 2024	$280,594	$(100,879)	$(6,159)	$173,556
Amortization of debt discount and debt issuance costs	—	10,891	653	11,544
Repurchase	(159,221)	54,701	4,390	(100,130)
Balance at December 31, 2025	$121,373	$(35,287)	$(1,116)	$84,970

2025 Convertible Notes

In February 2019, we issued $200.0 million aggregate principal amount of Convertible Senior Notes due 2025 (the “2025 Notes”) in an underwritten public offering. The 2025 Notes bore interest at a rate of 4.50% per year, payable semiannually in arrears on February 15 and August 15 of each year, and matured on February 15, 2025. During the year ended December 31, 2025, the Company repurchased the remaining $170 thousand aggregate principal outstanding amount of the 2025 Notes.

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

International Line of Credit Agreements

The Company had line of credit agreements with 12 other financial institutions as of December 31, 2025 and December 31, 2024 in the U.S., Chile and Spain. These lines of credit are used primarily as a source of working capital for inventory purchases.

The following table summarizes the amounts outstanding under the BioReference, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
	Interest rate on borrowings at	Credit line	December 31,	December 31,
Lender	December 31, 2025	capacity	2025	2024
Itau Bank	5.50%	$2,363	$459	$200
Bank of Chile	6.60%	2,500	1,165	2,202
BICE Bank	5.50%	2,500	1,046	2,418
Scotiabank	5.50%	5,500	2,091	3,497
Santander Bank	5.50%	5,000	873	1,926
Security Bank	5.50%	1,400	—	133
Estado Bank	5.50%	4,000	1,351	1,154
BCI Bank	5.00%	2,500	330	673
Internacional Bank	5.50%	1,500	1,022	1,130
Consorcio Bank	5.00%	2,000	178	133
Banco De Sabadell	1.75%	587	—	—
Santander Bank	5.36%	587	—	—
Total		$30,436	$8,515	$13,466

At December 31, 2025 and 2024, the weighted average interest rate on our lines of credit was approximately 5.5% for both periods.

At December 31, 2025 and 2024, we had notes payable and other debt (excluding the 2033 Senior Notes, the 2023 Convertible Notes, the 2025 Notes, the BioReference Credit Agreement and amounts outstanding under lines of credit described above) as follows:

	December 31,	December 31,
(In thousands)	2025	2024
Current portion of notes payable	$1,736	$1,384
Other long-term liabilities	2,262	3,002
Total	$3,998	$4,386

The notes and other debt mature at various dates ranging from 2025 through 2032 bearing variable interest rates from 0.7% up to 4.5%. The weighted average interest rate on the notes and other debt was 2.0% and 1.8% on December 31, 2025 and 2024. The notes are partially secured by our office space in Barcelona.

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

Of the authorized Preferred Stock, 4,000,000 shares, 500,000 shares and 2,000,000 shares were designated Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, respectively. As of December 31, 2025 and 2024, there were no shares of Series A Preferred Stock, Series C Preferred Stock or Series D Preferred Stock issued or outstanding.

Stock Repurchase Program

On July 18, 2024, the Company announced that its Board of Directors authorized the repurchase of $100.0 million of shares of Common Stock under a stock repurchase program (the "program"). On April 4, 2025, the Company announced that its Board of Directors increased the aggregate capacity of the program to $200.0 million. During the year ended December 31, 2024, the Company repurchased 25,825,785 shares of Common Stock at an average price per share of $1.56 for approximately $40.2 million. During the year ended December 31, 2025, the Company repurchased an aggregate of 34,557,844 shares of Common Stock at an average price of $1.36 per share for approximately $47.0 million. Of these repurchased shares, 33,507,844 were retired prior to December 31, 2025, and 1,050,000 were retired in January 2026. As of December 31, 2025, the Company had repurchased a cumulative total of 60,383,629 shares under this program for approximately $87.2 million.

Under the program, the Company may repurchase shares of Common Stock from time to time through various methods, including open market purchases, block trades, privately negotiated transactions, accelerated share repurchases, and pursuant to pre-set trading plans under Rule 10b5-1(c) of the Exchange Act and otherwise in compliance with applicable laws. The timing and volume of repurchases are subject to market conditions, capital management, investment opportunities, and other factors. The program does not obligate the Company to repurchase any specific number of shares, has no set expiration date, and may be modified, suspended, or discontinued at any time at the Company's discretion.

Common Stock Repurchase

In conjunction with the completion of the 2029 Convertible 144A Notes, we used approximately $50.0 million from net proceeds to repurchase shares of our Common Stock in privately negotiated transactions with purchasers of the 2029 Convertible 144A Notes. The purchase price per share was $0.9067, which was the closing sale price of our Common Stock on January 4, 2024.

Note 9 Accumulated Other Comprehensive Income (Loss)

For the year ended December 31, 2025, changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

Foreign
(In thousands)	currency translation
Balance at December 31, 2024	$(56,130)
Other comprehensive loss	35,113
Balance at December 31, 2025	$(21,017)

For the year ended December 31, 2024, changes in Accumulated other comprehensive income, net of tax, were as follows:

Foreign
(In thousands)	currency translation
Balance at December 31, 2023	$(38,030)
Other comprehensive income	(18,100)
Balance at December 31, 2024	$(56,130)

Note 10 Equity-Based Compensation

We maintain two equity-based incentive compensation plans, the 2016 Equity Incentive Plan and the 2007 Equity Incentive Plan that provide for grants of stock options and restricted stock to our directors, officers, key employees and certain outside consultants. Equity awards granted under our 2016 Equity Incentive Plan are exercisable for a period of up to 10 years from the date of grant. Equity awards granted under our 2007 Equity Incentive Plan are exercisable for a period of either 7 years or 10 years from the date of grant. Vesting periods range from immediate to 4 years. We currently grant equity awards under only the 2016 Equity Incentive Plan.

We classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those equity awards (excess tax benefits) as cash flows from operations. There were no excess tax benefits for the years ended December 31, 2025, 2024, and 2023.

Valuation and Expense Information

We recorded equity-based compensation expense of $10.7 million, $11.0 million and $11.4 million for the years ended December 31, 2025, 2024, and 2023, respectively, all of which were reflected as operating expenses. Of the $10.7 million of equity-based compensation expense recorded for the year ended December 31, 2025, $5.3 million was recorded as selling, general and administrative expenses, $5.2 million was recorded as research and development expenses and $0.2 million was recorded as a cost of revenue. Of the $11.0 million of equity-based compensation expense recorded for the year ended December 31, 2024, $5.9 million was recorded as selling, general and administrative expenses, $4.5 million was recorded as research and development expenses and $0.6 million was recorded as a cost of revenue. Of the $11.4 million of equity-based compensation expense recorded for the year ended December 31, 2023, $6.5 million was recorded as selling, general and administrative expense, $4.2 million was recorded as research and development expenses and $0.7 million was recorded as cost of revenue.

As of December 31, 2025, there was $19.4 million of unrecognized compensation cost related to the equity awards granted under our equity-based incentive compensation plans. Such cost is expected to be recognized over a weighted-average period of approximately 1.97 years.

Stock Options

We estimate the fair value of each stock option on the date of grant using the Black-Scholes-Merton Model option-pricing formula and amortize the fair value to expense over the stock option’s vesting period using the straight-line attribution approach. We account for forfeitures as they occur and apply the following assumptions in our Black-Scholes-Merton Model option-pricing formula:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Expected term (in years)	3.74 - 10.0	3.74 - 5.98	3.74 - 10.0
Risk-free interest rate	3.64% - 4.53%	3.45% - 4.32%	3.61% - 4.72%
Expected volatility	60.18% - 70.73%	65.45% - 76.47%	63.11% - 76.43%
Expected dividend yield	0%	0%	0%

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

We maintain incentive stock plans that provide for the grants of equity awards to our directors, officers, employees and non-employee consultants. As of December 31, 2025, there were 19,148,162 shares of Common Stock reserved for issuance under our equity-based incentive plans. We intend to issue new shares upon the exercise of stock options. Stock options granted under these plans were granted at an option exercise price equal to the closing market value of the Common Stock on the applicable date of the grant. Stock options granted under these plans to employees typically become exercisable over four years in equal annual installments after the date of grant, and stock options granted to non-employee directors become exercisable in full one-year after the grant date, subject to, in each case, continuous service with us during the applicable vesting period. We assumed stock options to grant Common Stock as part of the mergers with Acuity Pharmaceuticals, Inc., Froptix, Inc., OPKO Biologics and BioReference, which reflected various vesting schedules, including monthly vesting to employees and non-employee consultants.

A summary of option activity under our stock option plans as of December 31, 2025, and the change during the year is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic value
Options	options	price	term (years)	(in thousands)
Outstanding at December 31, 2024	45,487,743	$4.67	4.93	$114
Granted	9,936,500	$1.33
Exercised	(57,500)	$1.64
Forfeited	(706,215)	$1.70
Expired	(8,746,271)	$8.90
Outstanding at December 31, 2025	45,914,257	$3.19	5.75	$15
Vested and expected to vest at December 31, 2025	45,914,257	$3.19	5.75	$15
Exercisable at December 31, 2025	30,322,447	$4.06	4.27	$13

A summary of restricted stock unit activity as of December 31, 2025, and the change during the year is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	fair	contractual	intrinsic value
Restricted stock units	options	value	term (years)	(in thousands)
Unvested at December 31, 2024	10,943,403	$1.55	9.34	$16,087
Granted	7,229,769	$1.73
Forfeited	(2,797,188)	$1.75
Actual vested	(850,146)	$2.55
Unvested and expected to vest at December 31, 2025	14,525,838	$1.55	7.22	$18,303

The total intrinsic value of stock options exercised for each of the years ended December 31, 2025, 2024, and 2023 was $0.0 million.

The weighted average grant date fair value of stock options granted for the years ended December 31, 2025, 2024, and 2023 was $0.71, $0.77, and $0.99, respectively. The weighted average grant date fair value of restricted stock units granted for the years ended December 31, 2025, 2024, and 2023 was $1.73, $1.36 and $0.00, respectively.

The total fair value of stock options vested during the years ended December 31, 2025, 2024, and 2023 was $6.8 million, $8.8 million and $8.5 million, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2025, 2024, and 2023 was $2.2 million, $1.7 million and $1.8 million, respectively.

Note 11 Income Taxes

We operate and are required to file tax returns in the U.S. and various foreign jurisdictions.

The benefit (provision) for incomes taxes consists of the following:

	For the years ended December 31,
(In thousands)	2025	2024	2023
Current
Federal	$2,811	$(5,306)	$(487)
State	5,400	(19,129)	946
Foreign	(7,497)	(3,665)	(4,750)
	714	(28,100)	(4,291)
Deferred
Federal	2,967	(21,536)	(52)
State	(63)	(3,375)	298
Foreign	12,095	10,167	(392)
	14,999	(14,744)	(146)
Total, net	$15,713	$(42,844)	$(4,437)

Deferred income tax assets and liabilities as of December 31, 2025 and 2024 were comprised of the following:

(In thousands)	December 31, 2025	December 31, 2024
Deferred income tax assets:
Federal net operating loss	$9,007	$6,482
State net operating loss	25,479	26,253
Foreign net operating loss	31,584	17,298
Research and development expense	22,412	37,247
Tax credits	20,161	16,074
Stock options	17,317	28,373
Accruals	5,837	9,481
Equity investments	14,199	3,964
Bad debts	390	206
Lease liability	303	648
Foreign credits	9,609	9,659
Available-for-sale securities	1,490	2,622
Operating lease asset	13,458	17,588
Fixed assets	896	1,081
Other	2,395	1,615
Deferred income tax assets	174,537	178,591
Deferred income tax liabilities:
Intangible assets	(34,910)	(73,023)
Operating lease liability	(13,227)	(15,428)
Other	(1,859)	(1,985)
Deferred income tax liabilities	(49,996)	(90,436)
Net deferred income tax assets	124,541	88,155
Valuation allowance	(247,955)	(226,603)
Net deferred income tax assets (liabilities)	$(123,414)	$(138,448)

Note: Net deferred income tax liability balances at December 31, 2025 and 2024 include $2.8 million and $2.4 million, respectively, recorded to Other assets on the Consolidated Balance Sheets.

As of December 31, 2025, we had federal, state and foreign net operating loss carryforwards of approximately $61.5 million, $447.4 million and $131.4 million, respectively, that expire at various dates through 2045 unless indefinite in nature. As of December 31, 2025, we have research and development tax credit carryforwards of approximately $20.2 million that expire in varying amounts through 2045. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. We have determined a valuation allowance is required against all of our net deferred tax assets that we do not expect to be utilized by the reversing of deferred income tax liabilities.

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

During 2008, we conducted a study to determine the impact of the various ownership changes that occurred during 2007 and 2008. As a result, we have concluded that the annual utilization of our net operating loss carryforwards (“NOLs”) and tax credits is subject to a limitation pursuant to Internal Revenue Code Section 382. Under the tax law, such NOLs and tax credits are subject to expiration from 15 to 20 years after they were generated. As a result of the annual limitation that may be imposed on such tax attributes and the statutory expiration period, some of these tax attributes may expire prior to our being able to use them. There is no current impact on these financial statements as a result of the annual limitation. This study did not conclude whether OPKO’s predecessor, eXegenics, Inc., pre-merger NOLs were limited under Section 382. As such, of the $61.5 million of federal net operating loss carryforwards, at least approximately $14.6 million may not be able to be utilized.

During 2020, we conducted a study to determine whether any ownership changes occurred from 2009 through 2020. In The study has since been updated annually, including through 2025, and we concluded that the annual utilization of our NOLs and tax credits is not subject to a limitation pursuant to Internal Revenue Code Section 382.

We file federal income tax returns in the U.S. and various foreign jurisdictions, as well as with various U.S. states and the Ontario and Nova Scotia provinces in Canada. We are subject to routine tax audits in all jurisdictions for which we file tax returns. Tax audits by their very nature are often complex and can require several years to complete. Other than the Israeli tax matter, we did not have any U.S. or foreign audits as of December 31, 2025.

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

State: Under the statute of limitations applicable to most state income tax laws, we are no longer subject to state income tax examinations by tax authorities for years before 2021 in states in which we have filed income tax returns. Certain states may take the position that we are subject to income tax in such states even though we have not filed income tax returns in such states and, depending on the varying state income tax statutes and administrative practices, the statute of limitations in such states may extend to years before 2021.

Foreign: Under the statute of limitations applicable to our foreign operations, we are generally no longer subject to tax examination for years before 2020 in jurisdictions where we have filed income tax returns.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. This comprehensive legislation includes several significant tax provisions, such as the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”), modifications to the international tax framework, and the restoration of key business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Most notably for the Company, the legislation reverses the requirement to capitalize domestic research and experimental (R&E) costs under Section 174 of the Internal Revenue Code, allowing for immediate expense of these costs beginning with the tax year ended December 31, 2025. Management has evaluated the new legislation and determined that the enactment of the OBBBA did not have a material impact on the Company's annual effective tax rate.

Tax Cuts and Jobs Act

On December 22, 2017, the 2017 Tax Act was enacted into law, and the new legislation contained several key tax provisions, including a reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018 and a one-time mandatory transition tax on accumulated foreign earnings, among others. We were required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring our U.S. deferred tax assets and liabilities, as well as reassessing the net realizability of our deferred tax assets and liabilities.

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

Unrecognized Tax Benefits

As of December 31, 2025, 2024, and 2023, the total amount of gross unrecognized tax benefits was approximately $16.7 million, $16.5 million, and $16.9 million, respectively. As of December 31, 2025, 2024, and 2023, the total amount of unrecognized tax benefits that, if recognized, would affect our effective income tax rate was $(9.9) million. We account for any applicable interest and penalties on uncertain tax positions as a component of income tax expense and we recognized $0.0 million and $0.3 million of interest expense for the years ended December 31, 2025 and 2024, respectively.

The following summarizes the changes in our gross unrecognized income tax benefits.

	For the years ended December 31,
(In thousands)	2025	2024
Unrecognized tax benefits at beginning of period	$16,509	$16,931
Gross increases – tax positions in current period	248	265
Lapse of Statute of Limitations	(42)	(687)
Unrecognized tax benefits at end of period	$16,715	$16,509

Other Income Tax Disclosures

The significant elements contributing to the difference between the federal statutory tax rate and the Company's effective tax rate are as follows:

	For the year ended December 31, 2025
(In thousands)	Amount	%
Pre-tax book income/loss	$(241,392)
US federal statutory tax rate	(50,692)	21.00%
State and local income taxes, net of federal income tax effect*	(5,396)	2.24%
Foreign tax effects:
Israel
Changes in valuation allowances	8,462	(3.51)%
Other	(4,218)	1.75%
Mexico	1,379	(0.57)%
Luxembourg
Changes in valuation allowances	9,469	(3.92)%
True-up adjustments	(8,246)	3.42%
Other foreign jurisdiction	(350)	0.14%
Effect of changes in tax laws or rates enacted in the current period:
Tax Credits
R&D tax credit	(500)	0.21%
Changes in valuation allowance	(6,739)	2.79%
Nontaxable or nondeductible items
Convertible debt	20,770	(8.61)%
Cancellation of stock options	5,894	(2.44)%
BioReference Asset Sale	11,816	(4.90)%
Imputed interest, net	2,688	(1.11)%
Other	1,654	(0.69)%

Changes in unrecognized tax benefits	248	(0.10)%

Other adjustments	(1,952)	0.81%
Total	$(15,713)	6.51%

*State taxes in New York made up the majority (greater than 50%) of the tax effect in this category.

	For the years ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	(268.6)%	4.7%
Foreign income tax	(18.6)%	(2.5)%
Income Tax Refunds	—%	(0.4)%
Research and development tax credits	6.9%	0.7%
Valuation allowance	583.4%	(7.0)%
Rate change effect	(21.0)%	0.4%
Non-deductible items	(4.8)%	(0.6)%
Unrecognized tax benefits	1.7%	0.7%
GILTI	(441.7)%	(14.8)%
Convertible Debt	(71.8)%	—%
Stock options excess tax benefit, cancellations & expirations	(39.7)%	(2.3)%
Imputed interest	(19.7)%	(0.8)%
True-Up to Adjustments	(12.3)%	(2.3)%
BioReference Asset Sale	(133.9)%	—%
Other	6.3%	0.8%
Total	(412.8)%	(2.4)%

The following table presents the disaggregation of income taxes paid, net of refunds received, for the year ended December 31, 2025. They are classified by federal, state, and local jurisdictions, with individual jurisdictions disclosed separately if they represent 5% or more of the total net income taxes paid.

	For the year ended December 31, 2025
Jurisdiction	Income Taxes Paid	% of total income taxes paid
(In thousands)
U.S. Federal	$4,210	17%

U.S. State - New York	5,833	24%
U.S. City - New York	10,732	44%

Mexico	2,392	10%

Other Jurisdictions	1,296	5%

Total Net Income Taxes Paid/(Refunded)	$24,463

Certain operations in Israel have been granted “Beneficiary Enterprise” status by the Israeli Income Tax Authority, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Beneficiary Enterprise program, beneficiary income that is attributable to our operations in Kiryat Gat, Israel will be exempt from income tax through 2023. For the years ended December 31, 2025, and 2024, the tax holiday had expired.

The following table reconciles our income (loss) before income taxes between U.S. and foreign jurisdictions:

	For the years ended December 31,
(In thousands)	2025	2024	2023
Pre-tax income (loss):
U.S.	$(188,516)	$45,796	$(198,394)
Foreign	(52,877)	(56,176)	13,968
Total	$(241,393)	$(10,380)	$(184,426)

In 2021, we revised our position regarding unrepatriated foreign earnings to a partially reinvested assertion. We assert that all foreign earnings will be indefinitely reinvested, with the exception of certain foreign investments in which earnings and cash generation are in excess of local needs, and if opportunities exist to repatriate funds in a tax efficient manner. With the passage of the Tax Act, dividends of earnings from non-U.S. operations are generally no longer subject to U.S. income tax. We continue to analyze and adjust the estimated impact of the non-U.S. income and withholding tax liabilities based on the source of these earnings, as well as the expected means through which those earnings may be taxed. As of December 31, 2025, we do not maintain any accrued withholding tax related to earnings that are not deemed to be permanently reinvested.

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

On April 29, 2022, upon consummation of our sale of GeneDx, the Company entered into a Transition Services Agreement (the “Transition Services Agreement”) with GeneDx, pursuant to which the Company agreed to provide, at cost, certain customary support services in respect of GeneDx’s business through August 31, 2023, including human resources, information technology support, and finance and accounting. As of December 31, 2023, the Company had incurred aggregate expenses of $2.5 million for services rendered under the Transition Services Agreement. For the years ended December 31, 2025, and 2024, the Company did not incur expenses for services rendered under the Transition Services Agreement. As of December 31, 2025, and 2024, GeneDx had no outstanding balance payable to the Company under the Transition Services Agreement.

The Company owns approximately 6% of Pharmsynthez and Pharmsynthez holds shares of Xenetic, in which the Company has a 0.6% ownership interest as of December 31, 2025. See further discussion of our Xenetic investment in Note 5

We hold investments in Zebra (ownership 29%), ChromaDex Corporation (0.04%), COCP (2%), NIMS (0.5%), Eloxx (1%), BioCardia (0.1%) and LeaderMed Health Group Limited (47%). These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. We previously held an investment in GeneDx (Nasdaq: WGS), which represented a 2.2% ownership interest as of December 31, 2024, obtained as a result of our sale of GeneDx, Inc. and subsequent participation in an underwritten offering by GeneDx. Richard Pfenniger who sits on our Board of Directors also sits on the GeneDx Board. We sold our remaining investment in GeneDx during the first quarter of 2025.

Dr. Elias Zerhouni, our Vice Chairman and President, sits on the board of directors of Danaher Corporation (“Danaher”). Our subsidiary, BioReference, routinely procures products and services from several subsidiaries of Danaher, including Beckman Coulter, Integrated DNA Technologies Inc., and Leica Microsystems Inc., to which BioReference has paid $2.3 million, $2.6 million, and $0.3 million, respectively, during the year ended December 31, 2025.

We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We do not reimburse Dr. Frost or any other executive for their personal use of the airplane. For the year ended December 31, 2025, no amounts were reimbursed or accrued for Company-related travel by Dr. Frost and other executives. For the years ended December 31, 2024, and 2023, we recognized approximately $131 thousand, and $79 thousand, respectively, for Company-related travel by Dr. Frost and other executives.

Note 13 Employee Benefit Plans

Effective January 1, 2007, the OPKO Health Savings and Retirement Plan (the “Plan”) permits employees to contribute up to 100% of qualified pre-tax annual compensation up to annual statutory limitations. The discretionary company match for employee contributions to the Plan is 100% up to the first 4% of the participant’s earnings contributed to the Plan. Our matching contributions to our plans, including the Plan and predecessor plans for BioReference, were approximately $5.2 million, $6.7 million and $7.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Note 14 Commitments and Contingencies

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

From time to time, we may receive inquiries, document requests, CIDs or subpoenas from the Department of Justice, OCR, CMS, various payors and fiscal intermediaries, and other state and federal regulators regarding investigations, audits and reviews. In addition to the matters discussed in this note, we are currently responding to CIDs, subpoenas, payor audits, and document requests for various matters relating to our laboratory operations. Some pending or threatened proceedings against us may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving the types of issues that we routinely confront may require monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. Also, from time to time, we may detect issues of non-compliance with federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians, among other things. We may avail ourselves of various mechanisms to address these issues, including participation in voluntary disclosure protocols. Participating in voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action. The Company generally has cooperated, and intends to continue to cooperate, with appropriate regulatory authorities as and when investigations, audits and inquiries arise. No accrual has been made for these matters we are currently responding to, as there is no basis to conclude that a loss has been incurred or to estimate a range of potential loss outcomes.

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

At December 31, 2025, we were committed to make future purchases for inventory and other items in 2026 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating approximately $33.1 million.

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

The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. For the years ended December 31, 2025 and 2024, we recorded $1.3 million and $1.5 million, respectively, of negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods mainly due to the composition of patient payer mix.

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

Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of December 31, 2025 and 2024, we have liabilities of approximately $2.1 million and $2.0 million within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.

The composition of Revenue from services by payor for the years ended December 31, 2025, 2024 and 2023 was as follows:

	For the years ended December 31,
(In thousands)	2025	2024	2023
Healthcare insurers	$213,603	$289,158	$315,560
Government payors	59,925	82,421	82,502
Client payors	87,608	93,310	100,171
Patients	9,139	15,778	17,042
Total	$370,275	$480,667	$515,275

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

We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the years ended December 31, 2025, 2024 and 2023, we recognized $29.8 million, $29.0 million and $31.0 million in net product revenue, respectively, from sales of Rayaldee.

The following table presents an analysis of product sales allowances and accruals as contract liabilities for the years ended December 31, 2025, 2024 and 2023:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2024	$2,070	$5,365	$2,465	$9,900
Provision related to current period sales	12,807	15,552	1,188	29,547
Credits or payments made	(13,503)	(16,406)	(1,106)	(31,015)
Balance at December 31, 2025	$1,374	$4,511	$2,547	$8,432

Total gross Rayaldee sales				$59,389
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				50%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2023	$2,578	$6,150	$2,192	$10,920
Provision related to current period sales	15,877	23,042	1,386	40,305
Credits or payments made	(16,385)	(23,827)	(1,113)	(41,325)
Balance at December 31, 2024	$2,070	$5,365	$2,465	$9,900

Total gross Rayaldee sales				$69,299
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				58%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2022	$1,532	$5,063	$1,683	$8,278
Provision related to current period sales	14,606	20,589	1,351	36,546
Credits or payments made	(13,560)	(19,502)	(842)	(33,904)
Balance at December 31, 2023	$2,578	$6,150	$2,192	$10,920

Total gross Rayaldee sales				$67,547
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				54%

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

Research and Development Activities: If we are entitled to reimbursement from our collaborators for specified research and development expenses, we account for them as separate performance obligations if distinct. We also determine whether the research and development funding would result in revenues or an offset to research and development expenses in accordance with provisions of gross or net revenue presentation. The corresponding revenues or offset to research and development expenses are recognized as the related performance obligations are satisfied.

BARDA Contract (as defined in Note 16): Revenue from the BARDA Contract is generated under terms that are cost plus fee. We recognize revenue using the incurred costs output method to measure progress. Revenue will only be recognized when research and development services are performed to the extent of actual costs incurred.

Sales-based Milestone and Royalty Payments: Our collaborators may be required to pay us sales-based milestone payments or royalties on future sales of commercial products. We recognize revenues related to sales-based milestone and royalty payments upon the later to occur of (i) achievement of the customer’s underlying sales or (ii) satisfaction of any performance obligation(s) related to these sales, in each case assuming the license to our intellectual property is deemed to be the predominant item to which the sales-based milestones and/or royalties relate.

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

Revenue from the transfer of intellectual property and other: includes milestone payments, royalties, and other collaboration revenues, which totaled $79.7 million, $77.4 million, and $180.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.

For the year ended December 31, 2025, revenue from the transfer of intellectual property and other totaled $79.7 million, which included $28.5 million recognized under the BARDA Contract, $31.9 million in royalty revenue from Pfizer, which consisted of gross profit share and royalty payments for NGENLA® and Pfizer's Genotropin, a $7.0 million upfront payment from Regeneron, $4.3 million in royalty revenue from Eli Lilly following the commercial launch of Mazdutide in China and $7.4 million from contract manufacturers' commercial milestones.

For the year ended December 31, 2024, revenue from the transfer of intellectual property and other totaled $77.4 million, which included $30.0 million from Pfizer, inclusive of $28.3 million from gross profit share and royalty payments for both NGENLA® and Pfizer's Genotropin, $23.8 million from the BARDA Contract, a $12.5 million milestone payment from Merck under the Merck Agreement and $10.2 million from contract manufacturers' commercial milestones.

For the year ended December 31, 2023, revenue from the transfer of intellectual property and other totaled $180.7 million, which included $116.7 million from Pfizer, which included a $90.0 million milestone payment triggered by the FDA approval of NGENLA®, $22.6 million from gross profit share and royalty payments for both NGENLA® and Pfizer's Genotropin, $50.0 million from Merck in consideration for the rights granted under the Merck Agreement, $7.0 million from VFMCRP triggered by the German price approval for Rayaldee, $2.5 million from Nicoya due to Nicoya's submission of the investigational new drug application to China's Center for Drug Evaluation, $1.2 million from the BARDA Contract and $2.4 million from contract manufacturers' commercial milestones.

Note 16 Strategic Alliances

Regeneron Pharmaceuticals Inc

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

Under the terms of the Regeneron Collaboration Agreement, ModeX received an upfront payment of $7.0 million.

ModeX is also eligible to receive potential future product selection payments, clinical and regulatory milestone payments, and commercial milestone payments that could exceed $200 million per selected molecule. The overall value of the collaboration could potentially exceed $1.0 billion if multiple products from the collaboration are successfully advanced. In addition, ModeX is eligible to receive tiered global net sales royalties, up to low double digits at the highest tier. Regeneron will fund and lead any preclinical, clinical development and commercialization activities for any products it elects to advance. There can be no assurance that any such value or royalties will be realized.

Entera Bio Ltd

On March 16, 2025, the Company and Entera entered into a collaboration and license agreement ("Entera Collaboration Agreement") to develop an oral dual agonist GLP-1/glucagon peptide as a potential treatment for obesity, metabolic, and fibrotic disorders, combining OPKO’s proprietary long-acting oxyntomodulin analog (OPK-88006) and Entera’s proprietary N-Tab™ technology.

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

In September 2024, ModeX entered into two amendments (the “BARDA Amendments”) to modify the scope and funding of the BARDA Contract. The BARDA Amendments structured the funding thereunder as cost-plus-fixed-fee, which included a $26.9 million supplement to further advance the development of COVID-19 multispecific antibodies and provided $24.1 million for the development of a multispecific protein antibody for influenza or another pathogen.

In December 2025, the Company entered into a further bilateral modification to de-scope all mRNA development-related efforts using SARS-CoV-2 as an antigen model, as these activities were no longer a priority for the U.S. Department of Health and Human Services. As a result, the total value of the BARDA Contract decreased from $110.0 million to $103.5 million, and the total potential value of the overall contract, inclusive of all options, decreased from $205.0 million to $198.5 million.

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

The Company concluded that research and development services performed under the BARDA Contract would be recognized as revenue when research and development services are performed to the extent of actual costs incurred including a fixed fee and will be reimbursed by BARDA. Costs incurred represent work performed, which corresponds with, and thereby best depicts, the transfer of control of the research and development to BARDA. Types of contract costs include labor, material, and third-party services. As such, the related BARDA revenue is recognized as revenue from transfer of intellectual property and other within the Company’s Consolidated Statements of Operations. For the years ended December 31, 2025, 2024 and 2023, we recorded $28.5 million, $23.8 million and $1.2 million, respectively, in revenue under the BARDA Contract. As of December 31, 2025, the aggregate amount of transaction price allocated to remaining performance obligations, excluding unexercised contract options, was $49.9 million. We expect to recognize this amount as revenue through February 2028.

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

Under the terms of the agreements, we have granted the joint venture exclusive rights to develop, manufacture and commercialize (a) OPK88003, an oxyntomodulin analog being developed for the treatment of obesity and diabetes, and (b) Factor VIIa-CTP, a novel long-acting coagulation factor for the treatment of hemophilia, in exchange for a 47% ownership interest in the joint venture. In addition, during 2021 we received an upfront payment of $1 million and will be reimbursed for clinical trial material and technical support we provide the joint venture.

LeaderMed is responsible for funding the joint venture’s operations, development and commercialization efforts and, together with its syndicate partners, initially invested $11 million in exchange for a 53% ownership interest. We retain full rights to oxyntomodulin and Factor VIIa-CTP in all other geographies.

Eli Lilly and Company

On February 25, 2010, Transition Therapeutics Inc. (“Transition”), our wholly owned subsidiary acquired in 2016, through its subsidiary Waratah Pharmaceuticals Inc., entered into a worldwide license agreement with Eli Lilly and Company (“Eli Lilly”) to develop and commercialize certain oxyntomodulin-based compounds, which agreement was amended on June 13, 2013 to include provisions for backup compounds (as amended, the “Eli Lilly Agreement”), including Mazdutide, which achieved its first commercial sales in China during the third quarter of 2025.

Mazdutide is a long-acting synthetic oxyntomodulin analog and a co-agonist of GLP-1 and glucagon receptors. Under the terms of the Eli Lilly Agreement, the Company is entitled to receive a 3% royalty on the worldwide annual net sales of any product containing a backup compound developed after the agreement's original effective date. The royalty term for a licensed product continues in a given country until the later of ten years from the first commercial sale, the expiration of applicable patents, and the expiration of any data exclusivity period in such country.

For the year ended December 31, 2025, the Company recognized approximately $4.3 million as revenue from transfer of intellectual property and other within the Company’s Consolidated Statements of Operations related to the Eli Lilly Agreement. No milestones were achieved during the year ended December 31, 2025.

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

In June 2023, the FDA approved NGENLA® a once-weekly injection to treat pediatric growth hormone deficiency in the United States. In early 2022, the European Commission and Ministry of Health, Labour and Welfare in Japan approved NGENLA®. We have also received pricing approvals in Germany and Japan. NGENLA® is approved for the treatment of pediatric GHD in more than 50 markets, including Canada, Australia, Japan, and EU Member States. With the achievement of these milestones, including regulatory approvals and pricing clearances, the Company has received a total of $175 million in milestone payments under the Restated Pfizer Agreement.

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

We recognized the non-refundable $295.0 million upfront payments as revenue as the research and development services were completed. As of December 31, 2025, we had no contract liabilities related to the Pfizer Transaction.

The Restated Pfizer Agreement includes up to $275.0 million in potential milestone payments. The milestones range from $20.0 million to $90.0 million each and are based on achievement of regulatory approval in the U.S. and regulatory approval and price approval in other major markets. The milestone payments will be recognized as revenue in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met.

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

The following table presents the lease balances within the Consolidated Balance Sheet as of December 31, 2025 and 2024:

(in thousands)	Classification on the Balance Sheet	December 31, 2025	December 31, 2024
Assets
Operating lease assets	Operating lease right-of-use assets	$46,930	$54,003
Finance lease assets	Property, plant and equipment, net	5,084	5,743

Liabilities
Current
Operating lease liabilities	Current maturities of operating leases	10,917	12,649
Accrued expenses	Current maturities of finance leases	1,690	1,679
Long-term
Operating lease liabilities	Operating lease liabilities	36,815	48,849
Other long-term liabilities	Finance lease liabilities	$3,394	$4,064

Weighted average remaining lease term
Operating leases (years)		6.1	6.4
Finance leases (years)		7.1	7.1
Weighted average discount rate
Operating leases		7.2%	6.6%
Finance leases		4.7%	5.3%

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on our Consolidated Balance Sheet as of December 31, 2025:

(in thousands)	Operating	Finance
2026	$11,489	$1,785
2027	10,287	1,231
2028	9,176	264
2029	7,619	257
2030	6,169	252
Thereafter	13,659	1,725
Total undiscounted future minimum lease payments	58,399	5,514
Less: Difference between lease payments and discounted lease liabilities	10,667	430
Total lease liabilities	$47,732	$5,084

Expense under operating leases and finance leases was $21.3 million and $1.4 million, respectively, for the year ended December 31, 2025, which included $1.4 million of variable lease costs. Expense under operating leases and finance leases was $30.6 million and $3.0 million, respectively, for the year ended December 31, 2024, which includes $1.9 million of variable lease costs. Expense under operating leases and finance leases was $16.6 million and $2.9 million, respectively, for the year ended December 31, 2023, and includes $1.4 million of variable lease costs. Operating lease costs and finance lease costs are included within Operating loss in the Consolidated Statement of Operations. Short-term lease costs were not material.

Supplemental cash flow information is as follows:

	For the years ended December 31,
(in thousands)	2025	2024
Operating cash out flows from operating leases	$14,637	$17,536
Operating cash out flows from finance leases	160	443
Financing cash out flows from finance leases	1,480	2,534
Total	$16,277	$20,513

Note 18 Segments

We manage our operations in two reportable segments - pharmaceutical and diagnostics. The following is a brief description of our reportable segments and a description of business activities conducted by our corporate operations.

Pharmaceutical — segment consists of our operations in Chile, Mexico, Ireland, Israel, Spain, Brazil, and Uruguay, Rayaldee product sales, NGENLA® royalty and profit-sharing sales, and our pharmaceutical research and development.

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

The tables below present information about reported segments, unallocated corporate operations as well as geographic information for the years ended December 31, 2025, 2024 and 2023.

	For the years ended December 31,
(In thousands)	2025	2024	2023
Revenue from services:
Pharmaceutical	$—	$—	$—
Diagnostics	370,275	480,667	515,275
Corporate	—	—	—
	$370,275	$480,667	$515,275
Revenue from products:
Pharmaceutical	$156,924	$155,111	$167,557
Diagnostics	—	—	—
Corporate	—	—	—
	$156,924	$155,111	$167,557
Revenue from transfer of intellectual property and other:
Pharmaceutical	$79,680	$77,364	$180,663
Diagnostics	—	—	—
Corporate	—	—	—
	$79,680	$77,364	$180,663
Cost of revenue:
Pharmaceutical	$93,589	$92,523	$99,538
Diagnostics	307,350	402,109	445,830
Corporate	—	—	—
	$400,939	$494,632	$545,368
Gross margin:
Pharmaceutical	$143,015	$139,953	$248,682
Diagnostics	62,925	78,558	69,445
Corporate	—	—	—
	$205,940	$218,511	$318,127
Selling, general and administrative:
Pharmaceutical	$53,866	$58,007	$55,687
Diagnostics	129,301	205,185	202,341
Corporate	39,835	41,028	42,531
	$223,002	$304,220	$300,559
Research and development:
Pharmaceutical	$121,905	$103,022	$87,007
Diagnostics	1,637	2,075	2,508
Corporate	491	117	78
	$124,033	$105,214	$89,593
Amortization of intangible assets:
Pharmaceutical	$65,586	$65,718	$65,837
Diagnostics	12,304	16,916	20,195
Corporate	—	—	—
	$77,890	$82,634	$86,032
Other segment items:
Pharmaceutical	$—	$—	$(1,036)
Diagnostics	(101,576)	(121,493)	—
Corporate	—	—	—
	$(101,576)	$(121,493)	$(1,036)
Segment operating income (loss):
Pharmaceutical	$(98,342)	$(86,795)	$41,184
Diagnostics	21,259	(24,125)	(155,596)
Corporate	(40,326)	(41,145)	(42,609)
	$(117,409)	$(152,065)	$(157,021)

	For the years ended December 31,
(In thousands)	2025	2024	2023
Depreciation and amortization:
Pharmaceutical	$72,257	$71,958	$71,548
Diagnostics	19,370	26,218	33,749
Corporate	—	—	—
	$91,627	$98,176	$105,297
Revenues:
U.S.	$436,061	$546,300	$597,822
Ireland	51,401	48,397	141,465
Chile	62,377	65,049	68,491
Spain	26,725	24,634	23,517
Israel	522	1,772	9,738
Mexico	25,520	23,867	20,216
Other	4,273	3,123	2,246
	$606,879	$713,142	$863,495

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

(In thousands)	December 31, 2025	December 31, 2024
Assets:
Pharmaceutical	$1,326,400	$1,359,270
Diagnostics	349,095	493,898
Corporate	256,449	347,044
	$1,931,944	$2,200,212
Goodwill:
Pharmaceutical	$320,847	$309,545
Diagnostics	163,442	219,707
	$484,289	$529,252

No customer represented more than 10% of our total consolidated revenue during the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025 and 2024, no customer represented more than 10% of our accounts receivable balance.

The following table reconciles our Property, plant and equipment, net between U.S. and foreign jurisdictions:

(In thousands)	December 31, 2025	December 31, 2024
PP&E:
U.S.	$20,275	$26,685
Foreign	53,651	43,449
Total	$73,926	$70,134

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

As of December 31, 2025, our financial assets measured at fair value included equity securities, forward foreign currency exchange contracts for inventory purchases (refer to Note 20), options related to our BioCardia investment and consulting agreement (recorded at fair value), warrants from COCP, and restricted cash collateralized by money market funds, the latter being measured at fair value as a Level 1 financial instrument.

Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of December 31, 2025
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$230,625	$—	$—	$230,625
Equity securities	9,268	—	—	9,268
Common stock options/warrants	—	3	—	3
Total assets	$239,893	$3	$—	$239,896
Liabilities:
Forward contracts	—	230	—	230
Total liabilities	$—	$230	$—	$230

	Fair value measurements as of December 31, 2024
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$282,121	$—	$—	$282,121
Equity securities	49,655	—	—	49,655
Common stock options/warrants	—	3	—	3
Total assets	$331,776	$3	$—	$331,779

The table below presents the carrying amount, estimated fair value, and applicable fair value hierarchy tiers for our 2029 Convertible Notes. The fair value for these notes is determined using directly observable inputs other than quoted prices in active markets.

	December 31, 2025
	Carrying	Total
(In thousands)	Value	Fair Value	Level 1	Level 2	Level 3
2029 Convertible Notes	$84,970	$182,007	$—	$182,007	$—

There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.

Note 20 Derivative Contracts

The following table summarizes the fair values and the presentation of our derivative financial instruments in the Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	December 31, 2025	December 31, 2024
Derivative financial instruments:
Common stock options/warrants	Investments, net	$3	$3
Forward contracts	Unrealized gains on forward contracts are recorded in Other current assets and prepaid expenses. Unrealized (losses) on forward contracts are recorded in Accrued expenses.	$(230)	$—

We enter into foreign currency forward exchange contracts with respect to the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.

To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At December 31, 2025 and 2024, our derivative financial instruments did not meet the documentation requirements to be designated as hedges. Accordingly, we recognized the changes in Fair value of derivative instruments, net in our Consolidated Statement of Operations.

The following table summarizes the losses and gains recorded for the years ended December 31, 2025, 2024 and 2023:

	For the years ended December 31,
(In thousands)	2025	2024	2023
Derivative gain (loss):
Notes	$—	$(26,250)	$—
Common stock options/warrants	—	1	(25)
Forward contracts	(428)	88	(756)
Total	$(428)	$(26,161)	$(781)

Note 21 Selected Quarterly Financial Data (Unaudited)

	For the 2025 Quarters Ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total revenues	$149,952	$156,807	$151,669	$148,451
Total costs and expenses	217,120	216,788	103,613	186,767
Net income (loss)	(67,613)	(148,441)	21,631	(31,257)
Earnings (loss) per share, basic	$(0.10)	$(0.19)	$0.03	$(0.04)
Earnings (loss) per share, diluted	$(0.10)	$(0.19)	$0.03	$(0.04)

	For the 2024 Quarters Ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total revenues	$173,686	$182,186	$173,632	$183,638
Total costs and expenses	245,158	243,856	159,416	216,777
Net income (loss)	(81,836)	(10,305)	24,890	14,027
Earnings (loss) per share, basic	$(0.12)	$(0.01)	$0.04	$0.02
Earnings (loss) per share, diluted	$(0.12)	$(0.01)	$0.03	$0.01

Note 22 Subsequent Events

On February 3, 2026, the Company, its wholly owned subsidiary, OPKO Biologics, and Entera entered into an amended and restated collaboration and license agreement, which amends and restates the Entera Collaboration Agreement to expand the scope of the agreement to include collaboration with respect to the preclinical and clinical development of a daily long acting PTH tablet (“LA-PTH”) for the treatment of hypoparathyroidism and other indications in addition to the original oral dual agonist GLP-1/glucagon peptide program. Development costs incurred by the parties with respect to the development of the LA-PTH program will be shared equally between the Company and Entera. The original Entera Collaboration Agreement otherwise remains unchanged. Under the terms of the expanded agreement, the Company and

Entera will each hold a 50% pro-rata ownership interest in the LA-PTH hypoparathyroidism program. The companies expect to file an investigational new drug (IND) application with the FDA for the LA-PTH program in late 2026.

Additionally, on February 4, 2026, Steven D. Rubin, the Company’s Executive Vice President of Administration and a member of the Company's Board of Directors, was appointed to the Board of Directors of Entera.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, our independent registered public accounting firm, which also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, as stated in their report which appears with our accompanying Consolidated Financial Statements.

Changes to the Company’s Internal Control Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Except to the extent included below, the information required in Items 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2025.

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

Insider Trading Policy

We have adopted an Insider Trading Policy which governs the purchase, sale and/or any other dispositions of our securities by the Company and its directors, officers and employees and is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable exchange listing standards. A copy of our Insider Trading Policy is incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 3, 2025.

PART IV.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Financial Statements: See Part II, Item 8 of this report

	(2)	Financial Statement Schedules: The schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

	(3)	Exhibits: See Index to Exhibits below.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1++

Asset Purchase Agreement, dated as of March 27, 2024 by and among BioReference Health, LLC, OPKO Health, Inc. and Laboratory Corporation of America Holdings, filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2024, and incorporated herein by reference.

2.2++	Asset Purchase Agreement, dated as of March 10, 2025 by and among BioReference Health, LLC, OPKO Health, Inc. and Laboratory Corporation of American Holdings.

3.1	Amended and Restated Bylaws, filed with the Company’s Annual Report on Form 10⁃K filed with the Securities and Exchange Commission on February 18, 2021, and incorporated herein by reference.

3.2

Certificate of Designation of Series D Preferred Stock, filed with the Company’s Current Report on Form 8⁃K filed with the Securities and Exchange Commission on September 24, 2009, and incorporated herein by reference.

3.3

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

4.2**	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

4.3

Indenture, dated January 9, 2024, by and between OPKO Health, Inc. and U.S. Bank Trust Company, National Association, as Trustee, filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2024, and incorporated herein by reference.

4.4

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

10.4

OPKO Health, Inc. 2016 Equity Incentive Plan, filed with the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 25, 2016, and incorporated herein by reference.

10.5

Development and License Agreement between OPKO Health, Inc. and Vifor Fresenius Medical Care Renal Pharma Ltd., dated May 8, 2016, filed with the Company’s Quarterly Report on Form 10⁃Q filed with the Securities and Exchange Commission on August 8, 2016 for the Company’s three-month period ended June 30, 2016, and incorporated herein by reference.

10.6

Amendment to Development and License Agreement between EirGen Pharma Ltd. and Vifor Fresenius Medical Care Renal Pharma Ltd., dated May 5, 2020, filed with the Company’s Quarterly Report on Form 10⁃Q filed with the Securities and Exchange Commission on July 31, 2020 for the Company’s three-month period ended June 30, 2020, and incorporated herein by reference.

10.7

Amended and Restated Development and Commercialization License Agreement by and between Pfizer Inc. and OPKO Ireland Ltd., dated May 12, 2020, filed with the Company’s Quarterly Report on Form 10⁃Q filed with the Securities and Exchange Commission on July 31, 2020 for the Company’s three-month period ended June 30, 2020, and incorporated herein by reference.

10.8

License Agreement by and among EirGen Pharma Limited and Nicoya Macau Limited, dated June 18, 2021, filed with the Company’s Quarterly Report on Form 10⁃Q filed with the Securities and Exchange Commission on July 29, 2021 for the Company’s three-month period ended June 30, 2021, and incorporated herein by reference.

10.9

Exclusive License Agreement, dated July 6, 2021, by and between OPKO Health, Inc. and CAMP4 Therapeutics Corporation, filed with the Company’s Quarterly Report on Form 10⁃Q filed with the Securities and Exchange Commission on July 29, 2021 for the Company’s three-month period ended June 30, 2021, and incorporated herein by reference.

10.10

Shareholder Agreement, dated January 14, 2022, by and between OPKO Health, Inc. and SEMA4 Holdings Corp., filed with the Company’s Current Report on Form 8⁃K filed with the Securities and Exchange Commission on January 18, 2022, and incorporated herein by reference.

10.11

Lock-up and Voting Agreement, dated as of May 9, 2022, by and among the Company, Dr. Phillip Frost, Dr. Jane Hsiao and Frost Gamma Investments Trust, filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2022, and incorporated herein by reference.

10.12

Offer Letter, dated May 9, 2022, by and between the Company and Dr. Zerhouni, filed with the
Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2022, and incorporated herein by reference.

10.13

Offer Letter, dated May 9. 2022, by and between the Company and Dr. Nabel, filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2022, and.incorporated herein by reference

10.14

Settlement Agreement between United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, and the Defense Health Agency, acting on behalf of the TRICARE Program, the Commonwealth of Massachusetts, acting through the Medicaid Fraud Division of the Office of Attorney General and on behalf of the Executive Office of Health and Human Services, limited to its role as the single state agency for Medicaid, the State of Connecticut, acting through the Attorney General of the State of Connecticut, BioReference Health, LLC and OPKO Health, Inc., and Jean Marie Crowley, effective July 14, 2022, filed with the Company’s Current Report on Form 8⁃K filed with the Securities and Exchange Commission on July 15, 2022, and incorporated herein by reference.

10.15++

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

10.16++

Purchase Agreement, dated January 4, 2024, by and between the Company and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named therein, filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2024, and incorporated herein by reference.

10.17++

Convertible Note Purchase Agreement, dated as of January 4, 2024, by and among the Company and certain investors, including Frost Gamma Investments Trust and Jane H. Hsiao, Ph.D., MBA, filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2024, and incorporated herein by reference.

10.18+++

Note Purchase Agreement dated July 17, 2024 by and among the Company, certain purchasers party thereto, OPKO Biologics Limited, Eirgen Pharma Ltd. and HCR Injection SPV, LLC as agent, filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2024, and incorporated herein by reference.

10.19	Form of Note dated July 17, 2024, filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2024, and incorporated herein by reference.

10.20	Form of Exchange Agreement, filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2025, and incorporated herein by reference.

19.1

OPKO Health, Inc. Insider Trading Policy, filed with the Company's amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 21, 2025, and incorporated herein by reference.

21**	Subsidiaries of the Company.

23.1**	Consent of Ernst & Young LLP.

31.1**

Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2025.

31.2**

Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2025.

32.1***	Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2025.

32.2***	Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2025.

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

* Denotes management contract or compensatory plan or arrangement.

** Filed herewith.

*** Furnished herewith.

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

Date: February 26, 2026	OPKO HEALTH, INC.

	By:	/s/ Phillip Frost, M.D.
Phillip Frost, M.D.
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Phillip Frost, M.D.	Chairman of the Board and Chief Executive	February 26, 2026
Phillip Frost, M.D.	Officer (Principal Executive Officer)

/s/ Jane H. Hsiao, Ph.D., MBA	Vice Chairman and Chief Technical Officer	February 26, 2026
Jane H. Hsiao, Ph.D., MBA

/s/ Elias A. Zerhouni, M.D.	Vice Chairman and President	February 26, 2026
Elias A. Zerhouni, M.D.

/s/ Steven D. Rubin	Director and Executive Vice President –	February 26, 2026
Steven D. Rubin	Administration

/s/ Adam Logal	Senior Vice President, Chief Financial Officer,	February 26, 2026
Adam Logal	Chief Accounting Officer and Treasurer (Principal Financial Officer)

/s/ Gary J. Nabel, M.D., Ph.D.	Director, Chief Innovation Officer	February 26, 2026
Gary J. Nabel, M.D., Ph.D.

/s/ Richard Krasno, Ph.D.	Director	February 26, 2026
Richard Krasno, Ph.D.

/s/ Prem A. Lachman, M.D.	Director	February 26, 2026
Prem A. Lachman, M.D.
/s/ Roger J. Medel, M.D.	Director	February 26, 2026
Roger J. Medel, M.D.

/s/ John A. Paganelli	Director	February 26, 2026
John A. Paganelli

/s/ Richard C. Pfenniger, Jr.	Director	February 26, 2026
Richard C. Pfenniger, Jr.

/s/ Alice Lin-Tsing Yu, M.D., Ph.D.	Director	February 26, 2026
Alice Lin-Tsing Yu, M.D., Ph.D.