Form 10-Q
period 2026-03-31
OPKO HEALTH, INC.
filed 2026-04-28
CIK 944809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026.

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

As of April 17, 2026, the registrant had 755,092,256 shares of Common Stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects, operating results, cash flows and/or financial condition. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, economic, political, regulatory and market conditions and fluctuations, including policy changes, inflation, tariffs, interest rate and foreign currency risk inherent in U.S. and international operations. These factors also include those described below and in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, and described from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). We do not undertake any obligation to update forward-looking statements, except to the extent required by applicable law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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
•
unstable economic and market conditions may have adverse consequences on our business and financial condition; and
•
changes in personnel and funding for government agencies, including the Food and Drug Administration, could negatively impact our business and financial condition.

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

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash, cash equivalents and current restricted cash	$341,881	$369,074
Accounts receivable, net	79,636	90,255
Inventory, net	64,397	65,823
Other current assets and prepaid expenses	49,448	56,729
Total current assets	535,362	581,881
Property, plant and equipment, net	72,585	73,926
Intangible assets, net	496,351	516,276
In-process research and development	195,000	195,000
Goodwill	482,268	484,289
Investments	10,529	14,168
Operating lease right-of-use assets	45,800	46,930
Other assets	18,901	19,474
Total assets	$1,856,796	$1,931,944
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$44,176	$41,103
Accrued expenses	83,476	84,406
Current maturities of operating leases	11,086	10,917
Current portion of lines of credit and notes payable	9,645	10,251
Total current liabilities	148,383	146,677
Operating lease liabilities	35,636	36,815
Long term portion of convertible notes	87,380	85,020
Senior secured royalty financing	246,643	246,433
Deferred tax liabilities	114,562	126,241
Other long-term liabilities	19,582	22,799
Total long-term liabilities	503,803	517,308
Total liabilities	652,186	663,985
Equity:
Common Stock - $0.01 par value, 1,250,000,000 shares authorized; 784,892,433 and 789,917,433 shares issued at March 31, 2026 and December 31, 2025, respectively	7,850	7,900
Treasury Stock - 29,799,907, and 30,849,907 shares at March 31, 2026 and December 31, 2025, respectively	(1,791)	(3,176)
Additional paid-in capital	3,571,575	3,574,942
Accumulated other comprehensive loss	(27,486)	(21,017)
Accumulated deficit	(2,345,538)	(2,290,690)
Total shareholders’ equity	1,204,610	1,267,959
Total liabilities and equity	$1,856,796	$1,931,944

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	For the three months ended March 31,
	2026	2025
Revenues:
Revenue from services	$72,186	$102,844
Revenue from products	38,042	34,842
Revenue from transfer of intellectual property and other	13,968	12,266
Total revenues	124,196	149,952
Costs and expenses:
Cost of service revenue	56,143	84,518
Cost of product revenue	22,298	22,814
Selling, general and administrative	48,607	59,086
Research and development	29,199	30,841
Amortization of intangible assets	18,966	19,861
Total costs and expenses	175,213	217,120
Operating loss	(51,017)	(67,168)
Other income (expense), net:
Interest income	3,007	4,681
Interest expense	(10,939)	(15,466)
Fair value changes of derivative instruments, net	(298)	(273)
Other income (expense), net	(1,709)	4,852
Other expense, net	(9,939)	(6,206)
Loss before income taxes and investment losses	(60,956)	(73,374)
Income tax benefit	6,110	5,770
Net loss before investment losses	(54,846)	(67,604)
Loss from investments in investees	(2)	(9)
Net loss	$(54,848)	$(67,613)
Loss per share:
Loss per share, basic and diluted	$(0.07)	$(0.10)
Weighted average common shares outstanding, basic and diluted	758,876,415	671,577,429

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	For the three months ended March 31,
	2026	2025
Net loss	$(54,848)	$(67,613)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	(6,469)	11,124
Comprehensive loss	$(61,317)	$(56,489)

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands, except share data)

For the three months ended March 31, 2026 and 2025

						Accumulated
					Additional	Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at December 31, 2025	789,917,433	$7,900	(30,849,907)	$(3,176)	$3,574,942	$(21,017)	$(2,290,690)	$1,267,959
Equity-based compensation expense	—	—	—	—	2,735	—	—	2,735
Share repurchase	(5,025,000)	(50)	1,050,000	1,385	(6,102)	—	—	(4,767)
Net loss	—	—	—	—	—	—	(54,848)	(54,848)
Other comprehensive loss	—	—	—	—	—	(6,469)	—	(6,469)
Balance at March 31, 2026	784,892,433	$7,850	(29,799,907)	$(1,791)	$3,571,575	$(27,486)	$(2,345,538)	$1,204,610

						Accumulated
					Additional	Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at December 31, 2024	701,350,447	$7,015	(29,799,907)	$(1,791)	$3,481,364	$(56,130)	$(2,065,010)	$1,365,448
Equity-based compensation expense	—	—	—	—	2,616	—	—	2,616
Exercise of common stock options and vested restricted stock units	56,250	—	—	—	88	—	—	88
Net loss	—	—	—	—	—	—	(67,613)	(67,613)
Other comprehensive income	—	—	—	—	—	11,124	—	11,124
Balance at March 31, 2025	701,406,697	$7,015	(29,799,907)	$(1,791)	$3,484,068	$(45,006)	$(2,132,623)	$1,311,663

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(54,848)	$(67,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,201	23,487
Non-cash interest	2,433	4,649
Amortization of deferred financing costs	137	430
Losses from investments in investees	2	9
Equity-based compensation – employees and non-employees	2,735	2,616
Realized gain on disposal of fixed assets and sales of equity securities	(34)	(3,786)
Change in fair value of equity securities and derivative instruments	3,934	2,380
Deferred income tax (benefit) provision	(7,890)	(7,424)
Changes in assets and liabilities:
Accounts receivable, net	9,526	22,930
Inventory, net	191	(5,437)
Other current assets and prepaid expenses	6,969	2,735
Other assets	(126)	(967)
Accounts payable	3,496	11,475
Foreign currency measurement	126	(641)
Accrued expenses and other liabilities	(8,162)	(19,397)
Net cash used in operating activities	(19,310)	(34,554)
Cash flows from investing activities:
Investments in investees	—	(8,000)
Proceeds from sale of equity securities	—	51,655
Proceeds from the sale of property, plant and equipment	33	67
Capital expenditures	(1,833)	(3,194)
Net cash (used in) provided by investing activities	(1,800)	40,528
Cash flows from financing activities:
Share repurchase	(4,767)	—
Proceeds from the exercise of common stock options	—	88
Borrowings on lines of credit	8,486	5,610
Repayments of lines of credit	(8,876)	(9,546)
Settlement of convertible notes	—	(174)
Net cash used in financing activities	(5,157)	(4,022)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(908)	2,110
Net (decrease) increase in cash, cash equivalents and restricted cash	(27,175)	4,062
Cash, cash equivalents and restricted cash at beginning of period	382,742	445,615
Cash, cash equivalents and restricted cash at end of period	$355,567	$449,677
SUPPLEMENTAL INFORMATION:
Interest paid	$9,603	$13,762
Income taxes paid (refunded), net	$(2,573)	$2,059

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

Through our pharmaceutical business, we also manufacture and sell Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency. Rayaldee has secured marketing authorizations in 11 European countries, and we are advancing the development in mainland China through our strategic partner.

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

Our diagnostics business, BioReference Health, LLC (“BioReference”), is a highly specialized laboratory in the United States. Following strategic divestitures of certain of its assets to Labcorp in 2024 and 2025, BioReference focuses on its core clinical and women’s health testing operations in the New York and New Jersey regions and its national specialty urology franchise, including our proprietary 4Kscore® prostate cancer test. We market our laboratory testing services directly to physicians, geneticists, hospitals, clinics, correctional and other health facilities.

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

NOTE 2 FOREIGN EXCHANGE RATES

Foreign Currency Exchange Rates

Approximately 32.7% of our revenue for the three months ended March 31, 2026 was denominated in currencies other than the U.S. Dollar (USD). This compares to 22.3% for the same period in 2025. Our financial statements are reported in USD; therefore, fluctuations in exchange rates affect the translation of foreign-denominated revenue and expenses. During the three months ended March 31, 2026 and the year ended December 31, 2025, our most significant currency exchange rate exposures were to the Chilean Peso and Euro. Gross accumulated currency translation adjustments, recorded as a separate component of shareholders’ equity, totaled $24.1 million and $17.6 million at March 31, 2026 and December 31, 2025, respectively.

We are subject to foreign currency transaction risk due to fluctuations in exchange rates between the time a transaction is initiated and settled. To mitigate this risk, we use foreign currency forward contracts. These contracts fix an exchange rate, allowing us to offset potential losses (or gains) caused by exchange rate changes at the settlement date. As of March 31, 2026, we held $25.4 million in open foreign exchange forward contracts related to inventory purchases on letters of credit, compared to $13.6 million in open contracts as of December 31, 2025.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments or adjustments otherwise disclosed herein) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three months ended March 31, 2026 are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2026 or any other future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheet to the sum of such amounts in the Condensed Consolidated Statements of Cash Flows:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$331,862	$364,409
Restricted cash, current	10,019	4,665
Restricted cash, long-term	13,686	13,668
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$355,567	$382,742

The Company classifies cash deposits related to letters of credit securing insurance and lease obligations as restricted cash, which is included in other assets, non-current, within the Consolidated Balance Sheet.

Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which are used in our testing laboratories. Inventory obsolescence expense for each of the three months ended March 31, 2026 and 2025, was $0.8 million.

Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting. Refer to Note 5. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions was $1.2 billion at both March 31, 2026 and December 31, 2025.

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

Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value. Goodwill was $482.3 million and $484.3 million at March 31, 2026 and December 31, 2025, respectively.

Net intangible assets other than goodwill were $691.4 million and $711.3 million as of March 31, 2026 and December 31, 2025, respectively, with IPR&D accounting for $195.0 million as of each date. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges may occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment.

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

While we believe our estimates and assumptions used in impairment testing (including for goodwill and IPR&D) are reasonable and reflect those used by market participants, there is a potential risk of material impairment charges. Our future performance, particularly for our Ireland reporting unit, which includes EirGen and Rayaldee, could be impacted by changing global trade policies and the imposition of new tariffs. Based on the current financial performance of our diagnostics segment and our Ireland reporting unit, we could be subject to such charges if their future performance deviates from our current estimates and assumptions. For reference, the goodwill of our diagnostics segment totaled $163.4 million at both March 31, 2026 and December 31, 2025. Separately, the goodwill of our Ireland reporting unit totaled $87.7 million and $89.5 million at March 31, 2026 and December 31, 2025, respectively. This $1.8 million decrease was entirely attributable to the impact of foreign currency exchange rate fluctuations.

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $19.0 million and $19.9 million for the three months ended March 31, 2026 and 2025, respectively.

Fair value measurements. The carrying amounts of our cash, cash equivalents, restricted cash, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered equity securities as of March 31, 2026 and December 31, 2025 are predominately carried at fair value.

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

Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For a derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At March 31, 2026 and December 31, 2025, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognized all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statement of Operations. Refer to Note 10.

Property, plant and equipment. Property, plant and equipment are recorded at cost or fair value if acquired in a business combination. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under finance leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, and automobiles - 3-5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Assets held under finance leases are included within Property, plant and equipment, net in our Condensed Consolidated Balance Sheets and are amortized over the shorter of their useful lives or the expected term of their related leases. Depreciation expense was $3.2 million and $3.6 million for the three months ended March 31, 2026 and 2025, respectively.

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

We operate in various countries and tax jurisdictions globally. For interim reporting purposes, we record income taxes based on the expected effective income tax rate, taking into consideration year to date and global forecasted tax results. For the three months ended March 31, 2026, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.

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

While we have receivables due from federal and state governmental agencies, such receivables are not a credit risk because federal and state governments fund the related healthcare programs. Payment is primarily dependent upon submitting appropriate documentation. On March 31, 2026 and December 31, 2025, receivable balances (net of explicit and implicit price concessions) from Medicare and Medicaid were 6.8% and 5.2%, respectively, of our consolidated Accounts receivable, net. The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At both March 31, 2026 and December 31, 2025, receivables due from patients represented approximately 1.5%, of our consolidated Accounts receivable, net.

We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for credit losses was $2.2 million as of March 31, 2026, and $2.1 million as of December 31, 2025. The credit loss expense for the three months ended March 31, 2026 and 2025, was $163.8 thousand and $212.0 thousand, respectively.

Accounts receivable included $1.5 million of revenue earned under the BARDA Contract (as defined in Note 14) as of March 31, 2026, and $2.3 million under this contract as of December 31, 2025. Refer to Note 13, Government Contract Revenue for further information on government contracts and to Note 14, Strategic Alliances for further information on the BARDA Contract.

Stock Repurchase Program. On July 18, 2024, the Company announced that its Board of Directors authorized a stock repurchase program for up to $100.0 million of the Company's common stock, $0.01 par value per share ("Common Stock"), which the Board of Directors subsequently increased by $100.0 million in April 2025, bringing total capacity to $200.0 million. As previously reported in the Company’s Form 10‑K for the year ended December 31, 2025, the Company had repurchased 60,383,629 shares of Common Stock under the program for an aggregate cost of approximately $87.2 million as of December 31, 2025. During the three months ended March 31, 2026, the Company repurchased an additional 3,950,000 shares of Common Stock at an average price of $1.21 per share, for an aggregate cost of approximately $4.8 million. As of March 31, 2026, the total cost of repurchases under the program was approximately $92.0 million.

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

Equity-based compensation. We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. For the three months ended March 31, 2026 and 2025, we recorded $2.7 million and $2.6 million, respectively, of equity-based compensation expense.

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

Foreign currency translation. The financial statements of certain of our foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are generally translated at the rate of exchange to the U.S. dollar on the balance sheet date. The local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of Other income (expense), net within the Condensed Consolidated Statement of Operations and foreign currency translation gains (losses) have been included as a component of the Condensed Consolidated Statement of Comprehensive Income (Loss). For the three months ended March 31, 2026 and 2025, we recorded foreign currency transaction income of $1.5 million and $0.1 million, respectively.

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

Accounting standards yet to be adopted.

In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses is effective prospectively to financial statements issued for reporting period after the effective date or retrospectively to any or all prior periods presented in the financial statements, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

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

NOTE 4 EARNINGS (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing our net income (loss) by the weighted average number of shares of our Common Stock outstanding during the period. For diluted earnings per share, the dilutive impact of stock options and warrants is determined by applying the “treasury stock” method. The dilutive impact of the 2029 Convertible Notes and the 2033 Senior Notes (each as defined in Note 7) has been considered using the “if converted” method. For periods in which their effect would have been antidilutive, no effect is given in the dilutive computation to Common Stock issuable under outstanding options or warrants or the potentially dilutive shares issuable pursuant to the 2029 Convertible Notes and 2033 Senior Notes.

A total of 109,393,502 and 261,277,459 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2026 and 2025, respectively, because their inclusion would have been antidilutive.

During the three months ended March 31, 2026, no options were exercised, and no restricted stock units vested.

During the three months ended March 31, 2025, 56,250 options were exercised, resulting in the issuance of 56,250 shares of Common Stock.

NOTE 5 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	March 31,	December 31,
(In thousands)	2026	2025
Accounts receivable, net:
Accounts receivable	$81,802	$92,325
Less: allowance for credit losses	(2,166)	(2,070)
	$79,636	$90,255
Inventories, net:
Consumable supplies	$11,296	$13,090
Finished products	44,085	43,994
Work in-process	1,466	726
Raw materials	11,108	11,529
Less: inventory reserve	(3,558)	(3,516)
	$64,397	$65,823
Other current assets and prepaid expenses:
Escrow receivable	$19,531	$19,411
Taxes recoverable	6,061	11,842
Prepaid expenses	10,106	9,423
Prepaid insurance	1,599	3,276
Other receivables	2,396	4,609
Other	9,755	8,168
	$49,448	$56,729
Intangible assets, net:
Customer relationships	$186,064	$186,865
Technologies	808,293	811,986
Trade names	49,364	49,374
Covenants not to compete	11,423	11,426
Licenses	6,409	6,422
Product registrations	6,709	6,885
Other	7,373	7,518
Less: accumulated amortization	(579,284)	(564,200)
	$496,351	$516,276
Accrued expenses:
Employee benefits and severance	$35,227	$33,777
Clinical trials	4,806	4,372
Commitments and contingencies	3,287	3,529
Accrued interest	4,082	5,439
Gross to net provision	5,793	5,897
Inventory received but not invoiced	1,999	4,098
Finance leases short-term	1,525	1,690
Professional fees	1,881	1,455
Taxes payable	4,629	3,595
Royalties	1,030	1,197
Commissions	948	1,047
Other	18,269	18,310
	$83,476	$84,406
Other long-term liabilities:
Employee severance	$3,190	$5,540
Mortgages and other debts payable	2,007	2,262
Finance leases long-term	3,005	3,394
Other	11,380	11,603
	$19,582	$22,799

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

Changes in value of the intangible assets and goodwill during the three months ended March 31, 2026 and 2025 were primarily due to foreign currency fluctuations between the Chilean Peso, and the Euro against the U.S. dollar.

The following table summarizes the changes in Goodwill by reporting unit during the three months ended March 31, 2026.

	2026
(In thousands)	Gross goodwill at January 1, 2026	Cumulative impairment at January 1	Foreign exchange and other	Balance at March 31, 2026
Pharmaceuticals
CURNA	$4,827	$(4,827)	$—	$—
Rayaldee	89,510	—	(1,758)	87,752
FineTech	11,698	(11,698)	—	—
ModeX	80,260	—	—	80,260
OPKO Biologics	139,784	—	—	139,784
OPKO Chile	3,553	—	(107)	3,446
OPKO Health Europe	7,740	—	(156)	7,584
OPKO Mexico	100	(100)	—	—
Transition Therapeutics	3,421	(3,421)	—	—

Diagnostics
BioReference	163,442	—	—	163,442
OPKO Diagnostics	17,977	(17,977)	—	—
	$522,312	$(38,023)	$(2,021)	$482,268

NOTE 6 INVESTMENTS

Investments

The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of March 31, 2026 and December 31, 2025:

(in thousands)	As of March 31, 2026		As of December 31, 2025
Investment type	Investment Carrying Value	Underlying Equity in Net Assets	Investment Carrying Value	Underlying Equity in Net Assets
Equity securities	$5,631	2,532	$9,268	1,555
Equity securities with no readily determinable fair value	4,139	—	4,139	—
Variable interest entity, equity method	756		758
Warrants and options	3		3
Total carrying value of investments	$10,529		$14,168

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

We hold equity securities in Entera Bio Ltd. (“Entera”) (7.9%) (see Note 14 for further information), Niagen Bioscience, Inc. (“Niagen” formally known as ChromaDex Corporation) (0.04%), Eloxx Pharmaceuticals, Inc. (“Eloxx”) (1%), Xenetic Biosciences, Inc. (“Xenetic”) (1%), BioCardia ("BioCardia") (0.14%), and CAMP4 Therapeutics Corporation (“CAMP4”) (1%). Our investment in HealthSnap, Inc. (4%) is accounted for under the measurement alternative for equity securities without readily determinable fair values.

Net gains and losses on our equity securities for the three months ended March 31, 2026 and 2025 were as follows:

	For the three months ended March 31,
(in thousands)	2026	2025
Equity Securities:
Net gains and losses recognized during the period on equity securities	$(3,646)	$2,165
Less: Net gains and losses realized during the period on equity securities	—	(3,938)
Unrealized net gains and losses recognized during the period on equity securities still held at the reporting date	$(3,646)	$(1,773)

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

In order to determine the primary beneficiary of the joint venture, we evaluated our investment and our related parties’ investment, as well as our investment combined with the related parties’ investment to identify if we had the power to direct the activities that most significantly impact the economic performance of the joint venture. Based on the capital structure, governing documents and overall business operations of the joint venture, we determined that, while a VIE, we do not have the power to direct the activities that most significantly impact the joint venture’s economic performance and do not have an obligation to fund expected losses; however, we determined that we can significantly influence control of the joint venture through our board representation and voting power. Therefore, we have the ability to exercise significant influence over the joint venture’s operations and account for our investment in the joint venture under the equity method.

Zebra

We own 1,260,000 shares of Zebra’s Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29%) at March 31, 2026 and December 31, 2025. Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a former member of our Board of Directors, was a founder of Zebra. Dr. Frost serves as a member of Zebra’s Board of Directors.

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

Warrants and options

In addition to our equity method investments and equity securities, we hold options to purchase 47 thousand additional shares of BioCardia, Inc., all of which were vested as of March 31, 2026 and December 31, 2025. We recorded the changes in the fair value of the options and warrants in fair value changes of derivative instruments, net in our Condensed Consolidated Statement of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Condensed Consolidated Balance Sheet. See further discussion of the Company’s options and warrants in Note 9 and Note 10.

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

The aggregate amount of assets, liabilities, and net losses of these equity method investees as of and for the three months ended March 31, 2026 were $45.0 million, $15.8 million, and $3.4 million, respectively. The aggregate amount of assets, liabilities, and net losses of our equity method investees as of and for the year ended December 31, 2025 were $48.9 million, $17.5 million, and $13.9 million, respectively. We have determined that we or our related parties have the ability to exercise significant influence over our equity method investments through our board representation or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market prices of their respective shares of common stock and the number of shares held by us as of March 31, 2026 and December 31, 2025 was $4.3 million and $0.2 million, respectively.

NOTE 7 DEBT

As of March 31, 2026 and December 31, 2025, our debt consisted of the following:

	March 31,	December 31,
(In thousands)	2026	2025
2044 Royalty Financing	$246,643	$246,433
2029 Convertible Notes	87,330	84,970
2033 Senior Notes	50	50
Chilean and Spanish lines of credit	8,117	8,515
Current portion of notes payable	1,528	1,736
Long term portion of notes payable	2,007	2,262
Total	$345,675	$343,966

Balance sheet captions
Long term portion of convertible notes	$87,380	$85,020
Current portion of lines of credit and notes payable	9,645	10,251
Long Term notes payable included in long-term liabilities	248,650	248,695
Total	$345,675	$343,966

2044 Royalty Financing Purchase Agreement

On July 17, 2024, the Company completed a private offering of $250 million aggregate principal amount of senior secured royalty notes (the “2044 Royalty Financing Notes”), pursuant to a note purchase agreement dated July 17, 2024, by and among the Company, certain purchasers from time to time party thereto, the Company’s wholly owned subsidiaries OPKO Biologics (“OBL”) and EirGen as guarantors (OBL and EirGen collectively, the “2044 Royalty Financing Guarantors”), and HCR Injection SPV, LLC, as agent.

The 2044 Royalty Financing Notes mature on July 17, 2044 and bear interest at the three-month Secured Overnight Financing Rate ("SOFR") subject to a 4.0% per annum floor, plus 7.5% per annum. Interest is payable on the 2044 Royalty Financing Notes on a quarterly basis determined by profit share payments received by EirGen pursuant to the profit share arrangement with Pfizer, Inc. (the “Royalty Payments”) set forth in the Restated Pfizer Agreement (as defined and described in Note 14). In the event that the aggregate amount of the Royalty Payments received by EirGen during the quarter preceding any quarterly interest payment date is less than the accrued and unpaid interest payable on such date, the excess interest payable on such date is paid-in-kind and added to the outstanding principal amount of the 2044 Royalty Financing Notes. The Company will be required to pay the noteholders a 3% exit fee in connection with any repayment in full of the 2044 Royalty Financing Notes, whether at maturity or otherwise. In addition, in the event that the Company repays the 2044 Royalty Financing Notes in full prior to the maturity date, the Company will be required to pay the noteholders a make whole payment in an amount necessary such that the noteholders shall have received aggregate payments of principal, interest and fees in respect of the 2044 Royalty Financing Notes equal to at least 150% of the initial principal amount of the 2044 Royalty Financing Notes, in the event that such prepayment occurs on or prior to July 17, 2029, or 200% of the initial principal amount of the 2044 Royalty Financing Notes, in the event that such prepayment occurs following July 17, 2029. If the 2044 Royalty Financing Notes have not been fully repaid by the maturity date, the Company may elect to either repay the unpaid balance of the principal amount in full, together with any accrued and unpaid interest thereon and the 3% exit fee, or elect to transfer 80% of all future Royalty Payments to the agent and the noteholders in satisfaction of the outstanding 2044 Royalty Financing Notes. The Company may authorize the issuance of up to $50,000,000 aggregate principal amount of additional 2044 Royalty Financing Notes to the purchasers on the same terms and conditions of the initial 2044 Royalty Financing Notes. The 2044 Royalty Financing Notes are secured by the Royalty Payments, and the 2044 Royalty Financing Guarantors have guaranteed the obligations under the 2044 Royalty Financing Notes by granting a security interest in certain assets of the 2044 Royalty Financing Guarantors. The purchase agreement governing the 2044 Royalty Financing Notes contains customary terms and covenants, including negative covenants, such as limitations on indebtedness, liens, amendments to certain material contracts and disposition of assets.

2029 Convertible 144A Notes

In January 2024, we completed a private offering of $230.0 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2029 (the “2029 Convertible 144A Notes”).

Net proceeds from the issuance of the 2029 Convertible 144A Notes totaled approximately $222.0 million after deducting fees and offering expenses payable by us. We used approximately $50.0 million of the net proceeds to repurchase shares of our Common Stock. These repurchases were from purchasers of the 2029 Convertible 144A Notes in privately negotiated transactions. The purchase price per share of the Common Stock in these transactions equaled the closing sale price of $0.9067 per share of Common Stock on January 4, 2024.

Contemporaneously with the closing of the offering of the 2029 Convertible 144A Notes, we issued and sold approximately $71.1 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2029 (the “2029 Convertible Affiliate Notes” and, together with the 2029 Convertible 144A Notes, the “2029 Convertible Notes”) pursuant to the terms of a note purchase agreement entered into by and among the Company and certain investors, Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, and Dr. Jane H. Hsiao (collectively, the “Affiliate Purchasers”). Pursuant to such agreement, we issued and sold the 2029 Convertible Affiliate Notes to the Affiliate Purchasers in exchange for the entirety of the $55.0 million aggregate principal amount of our outstanding 5% convertible promissory notes held by the Affiliate Purchasers, together with approximately $16.1 million of accrued but unpaid interest thereon.

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

As of March 31, 2026 the 2029 Convertible Notes were not convertible. Holders may convert their 2029 Convertible Notes at their option prior to the close of business on the business day immediately preceding September 15, 2028 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2024 (and only during such calendar quarter), if the last reported sale price of our Common Stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five consecutive business day period after any ten consecutive trading day period (the “convertible note measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the convertible note measurement period was less than 98% of the product of the last reported sale price of our Common Stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events specified in the indenture governing the 2029 Convertible Notes. On or after September 15, 2028, until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing conditions. Upon conversion of a note, we will pay or deliver, as the case may be, cash, shares of our Common Stock or a combination of cash and shares of our Common Stock, at our election.

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

The following table sets forth information related to the 2029 Convertible Notes which is included in our Condensed Consolidated Balance Sheet as of March 31, 2026:

(In thousands)	2029 Convertible Notes	Discount	Debt Issuance costs	Total
Balance at December 31, 2025	$121,373	$(35,287)	$(1,116)	$84,970
Amortization of debt discount and debt issuance costs	—	2,270	90	2,360
Balance at March 31, 2026	$121,373	$(33,017)	$(1,026)	$87,330

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

International Line of Credit Agreements

The Company has line of credit agreements with 13 other financial institutions as of March 31, 2026, and December 31, 2025, in the U.S., Chile and Spain. These lines of credit are used primarily as sources of working capital for inventory purchases.

The following table summarizes the amounts outstanding under the Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
	Interest rate on borrowings at	Credit line	March 31,	December 31,
Lender	March 31, 2026	capacity	2026	2025
Itau Bank	5.50%	$2,363	$427	$459
Bank of Chile	6.60%	2,500	1,508	1,165
BICE Bank	5.50%	2,500	762	1,046
Scotiabank	5.00%	5,500	2,193	2,091
Santander Bank	5.50%	5,000	254	873
Security Bank	5.50%	1,400	—	—
Estado Bank	5.50%	4,000	1,673	1,351
BCI Bank	5.00%	2,500	399	330
Internacional Bank	5.50%	1,500	697	1,022
Consorcio Bank	5.00%	2,000	204	178
Banco De Sabadell	1.75%	575	—	—
Santander Bank	5.36%	575	—	—
Total		$30,413	$8,117	$8,515

At March 31, 2026 and December 31, 2025, the weighted average interest rate on our lines of credit was approximately 5.5% and 5.5%, respectively.

At March 31, 2026 and December 31, 2025, we had notes payable and other debt (excluding the 2033 Senior Notes, the 2023 Convertible Notes, the 2025 Notes, and amounts outstanding under the lines of credit described above) as follows:

	March 31,	December 31,
(In thousands)	2026	2025
Current portion of notes payable	$1,528	$1,736
Other long-term liabilities	2,007	2,262
Total	$3,535	$3,998

The notes and other debt mature at various dates ranging from 2025 through 2032, bearing variable interest rates from 0.9% up to 2.8%. The weighted average interest rate on the notes and other debt was 2.0% on March 31, 2026 and 1.8% on December 31, 2025. The notes are partially secured by our office space in Barcelona.

NOTE 8 ACCUMULATED OTHER COMPREHENSIVE LOSS

For the three months ended March 31, 2026, changes in Accumulated other comprehensive loss, net of tax, were as follows:

Foreign
currency
(In thousands)	translation
Balance at December 31, 2025	$(21,017)
Other comprehensive loss	(6,469)
Balance at March 31, 2026	$(27,486)

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

As of March 31, 2026, our financial assets measured at fair value included equity securities, forward foreign currency exchange contracts for inventory purchases (refer to Note 10), options related to our BioCardia investment and consulting agreement (recorded at fair value), warrants from COCP, and restricted cash collateralized by money market funds, the latter being measured at fair value as a Level 1 financial instrument.

Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of March 31, 2026
	Quoted
	prices in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$188,998	$—	$—	$188,998
Equity securities	5,631	—	—	5,631
Common stock options	—	3	—	3
Forward contracts	—	242	—	242
Total assets	$194,629	$245	$—	$194,874

	Fair value measurements as of December 31, 2025
	Quoted
	prices in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$230,625	$—	$—	$230,625
Equity securities	9,268	—	—	9,268
Common stock options/warrants	—	3	—	3
Total assets	$239,893	$3	$—	$239,896
Liabilities:
Forward contracts	—	230	—	230
Total liabilities	$—	$230	$—	$230

The table below presents the carrying amount, estimated fair value, and applicable fair value hierarchy tiers for our 2029 Convertible Notes. The fair value for these notes is determined using directly observable inputs other than quoted prices in active markets.

	March 31, 2026
	Carrying	Total
(In thousands)	Value	Fair Value	Level 1	Level 2	Level 3
2029 Convertible Notes	$87,330	$182,007	$—	$182,007	$—

There have been no transfers between Level 1 and Level 2 and no transfers to Level 3 of the fair value hierarchy.

NOTE 10 DERIVATIVE CONTRACTS

The following table summarizes the fair values and the presentation of our derivative financial instruments in the Condensed Consolidated Balance Sheets:

	Balance Sheet	March 31,	December 31,
(In thousands)	Component	2026	2025
Derivative financial instruments:
Common Stock options/warrants	Investments, net	$3	$3
Forward contracts	Unrealized gains on forward contracts are recorded in other current assets and prepaid expenses.	$242	$(230)

We enter into foreign currency forward exchange contracts with respect to the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.

To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At March 31, 2026 and December 31, 2025, our derivative financial instruments did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in fair value of derivative instruments, net in our Condensed Consolidated Statement of Operations.

The following table summarizes the losses and gains recorded for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
(In thousands)	2026	2025
Derivative gain (loss):
Forward contracts	$(298)	$(273)
Common Stock options/warrants	—	(0)
Total	$(298)	$(273)

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

On October 12, 2023, the Company entered into an E-Commerce Distribution Agreement with NextPlat Corp (“NextPlat”), a global e-commerce provider, in which Dr. Frost owns a 13% interest. Under the terms of the agreement, NextPlat has agreed to launch an OPKO Health-branded online storefront on the Alibaba Group Holding Limited Tmall Global e-commerce platform in China, featuring an assortment of nutraceutical and veterinary products sold and distributed by OPKO Health Europe SLU, our wholly owned subsidiary. The Company and NextPlat amended the agreement in October 2024 to extend the term of the agreement to 2026, and permit NextPlat to launch an online storefront on additional e-commerce platforms throughout Asia.

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

We hold investments in Zebra (ownership 29%), Niagen (0.04%), COCP (2%), NIMS (1%), Eloxx (1%), and LeaderMed (47%). These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. We previously held an investment in GeneDx (Nasdaq: WGS), which represented a 2.2% ownership interest as of December 31, 2025, obtained as a result of our sale of GeneDx, Inc. and subsequent participation in an underwritten offering by GeneDx. Richard Pfenniger who sits on our Board of Directors also sits on the GeneDx Board. We sold our remaining investment in GeneDx during the first quarter of 2025.

Dr. Elias Zerhouni, our Vice Chairman and President, sits on the board of directors of Danaher Corporation (“Danaher”). Our subsidiary, BioReference, routinely procures products and services from several subsidiaries of Danaher, including Beckman Coulter, Integrated DNA Technologies Inc., and Leica Microsystems Inc., to which BioReference has paid $353 thousand, $4 thousand, and $193 thousand, respectively, during the three months ended March 31, 2026.

We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the three months ended March 31, 2026 and 2025, no amounts were reimbursed or accrued for Company-related travel by Dr. Frost and other OPKO executives.

NOTE 12 COMMITMENTS AND CONTINGENCIES

On December 29, 2022, the Israel Tax Authority (the “ITA”) issued an assessment against our subsidiary, OPKO Biologics in the amount of approximately $246 million (including interest) related to uncertain tax positions involving income recognition in connection with an examination of foreign tax returns for the 2014 through 2020 tax years. We recognize that local tax law is inherently complex, and the local taxing authorities may not agree with certain tax positions taken. We have appealed this assessment, as we believe, other than for uncertain tax positions for which we have reserved, the issues are without technical merit. The matter is currently before the courts. While the trial has concluded, there are certain other procedural matters under Israeli law that must occur before a judgment is rendered. We intend to continue to exhaust all judicial remedies to resolve the matter, as necessary, which has been a lengthy process. There can be no assurance that this matter will be resolved in our favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material adverse effect on our financial condition, results of operations and cash flows.

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

At March 31, 2026, we were committed to make future purchases for inventory and other items during the remainder of 2026 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating approximately $36.5 million.

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

The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue for the period during which the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. For the three months ended March 31, 2026, we recorded $1.0 million of positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods, primarily due to favorable shifts in the composition of our client and patient pay mix. For the three months ended March 31, 2025, we recorded $1.5 million of negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods, primarily due to shifts in the composition of our client and patient pay mix.

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

Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of March 31, 2026 and December 31, 2025, we had liabilities of approximately $1.9 million and $2.1 million, respectively, within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.

The composition of revenue from services by payor for the three months ended March 31, 2026 and 2025 was as follows:

	Three months ended March 31,
(In thousands)	2026	2025
Healthcare insurers	$44,576	$57,652
Government payers	9,655	17,155
Client payers	15,658	25,280
Patients	2,297	2,757
Total	$72,186	$102,844

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

We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the three months ended March 31, 2026 and 2025, Rayaldee net product revenue was $6.3 million for both periods.

The following table presents an analysis of Rayaldee product sales allowances and accruals for the three months ended March 31, 2026 and 2025:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2025	$1,374	$4,511	$2,547	$8,432
Provision related to current period sales	2,933	3,360	256	6,549
Credits or payments made	(2,947)	(3,303)	(257)	(6,507)
Balance at March 31, 2026	$1,360	$4,568	$2,546	$8,474

Total gross Rayaldee sales				$12,805
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				51%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2024	$2,070	$5,365	$2,465	$9,900
Provision related to current period sales	3,085	3,434	262	6,781
Credits or payments made	(3,927)	(4,948)	(249)	(9,124)
Balance at March 31, 2025	$1,228	$3,851	$2,478	$7,557

Total gross Rayaldee sales				$13,110
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				52%

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

Revenue from intellectual property and other increased by $1.7 million to $14.0 million for the three months ended March 31, 2026, from $12.3 million for the same period last year. The increase was primarily attributable to higher royalty income, including $6.4 million from NGENLA® royalties compared to $4.5 million in the 2025 period, and $2.3 million in combined revenue from Eli Lilly and Regeneron (refer to Note 14). These increases were partially offset by a decrease in revenue recognized under the BARDA Contract (as defined in Note 14), which totaled $4.1 million in the current period compared to $7.0 million for the same period in 2025.

NOTE 14 STRATEGIC ALLIANCES

Regeneron Pharmaceuticals Inc

On October 28, 2025, ModeX entered into a license and collaboration agreement with Regeneron Pharmaceuticals Inc. (“Regeneron”) to discover and develop multispecific antibodies for several therapeutic indications of mutual interest. The collaboration leverages ModeX’s MSTAR platform and Regeneron’s proprietary binders to develop multispecific antibody candidates that target multiple distinct biological pathways in a single molecule.

Under the terms of this agreement, ModeX received an upfront payment of $7.0 million.

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

Entera Bio Ltd

On March 16, 2025, the Company and Entera Bio Ltd. (“Entera”) entered into a collaboration and license agreement (the “Entera Collaboration Agreement”). On February 3, 2026, the Company, its wholly owned subsidiary, OPKO Biologics, and Entera entered into an amended and restated collaboration and license agreement (the “A&R Entera Agreement”), which expanded the scope of the partnership to include the preclinical and clinical development of a daily long-acting PTH tablet (“LA-PTH”) for the treatment of hypoparathyroidism and other indications. This is in addition to the existing program for an oral dual agonist GLP-1/glucagon peptide.

Under the terms of the A&R Entera Agreement, the ownership and cost-sharing structures are as follows:

•
Oral GLP-1/Glucagon Program: the Company and Entera maintain their 60% and 40% pro-rata ownership interests, respectively, and remain responsible for 60% and 40% of the program's development costs, respectively.
•
LA-PTH Program: the Company and Entera each hold a 50% pro-rata ownership interest and will share development costs equally (50/50). We expect to file an investigational new drug application with the FDA for the LA-PTH program in late 2026.

In connection with the initial March 2025 agreement, the Company purchased 3,685,226 ordinary shares of Entera at a price of $2.17 per share, for an aggregate purchase price of approximately $8.0 million. Entera has agreed to utilize the proceeds from this share purchase to fund its portion of the development costs through the completion of Phase 1. Following Phase 1, Entera has the option to continue funding its share to maintain its pro-rata ownership. If Entera elects not to continue funding the GLP-1 program, its interest in that specific program will be reduced to 15%.

On February 1, 2026, Steven D. Rubin, the Company’s Executive Vice President, Administration and a member of the Company’s Board of Directors, was appointed to the Board of Directors of Entera. Mr. Rubin's appointment to Entera's Board of Directors was not prescribed by the Entera Collaboration Agreement.

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

The Company has also agreed to a standstill period of 24 months during which it will not acquire or seek to acquire any equity interests in Entera, engage in proxy solicitations, call shareholder meetings, or attempt to influence Entera's management or policies without prior written consent from Entera's Board of Directors. Additionally, the Company was subject to a 12-month lock-up period during which it could not sell, transfer, or hedge Entera's ordinary shares without Entera's consent.

Biomedical Advanced Research and Development Authority

On September 28, 2023, ModeX was awarded a contract (as amended, the “BARDA Contract”) by the Biomedical Advanced Research and Development Authority ("BARDA"), part of the Administration for Strategic Preparedness and Response at the U.S. Department of Health and Human Services. This contract aims to advance a platform and product candidates addressing various public health threats, specifically in viral infectious diseases. The funding enables the research, development, and clinical evaluation of multispecific antibodies based on ModeX's proprietary MSTAR technology. MSTAR is a flexible, plug-and-play platform capable of incorporating multiple independent antibody binding sites into a single molecule, expanding its therapeutic potential and enabling rapid responses to emerging infections, including viral variants like COVID-19, influenza, and other pathogens.

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

The Company evaluated the BARDA Contract under ASC Topic 606, Revenue from Contracts with Customers, and determined that the U.S. government meets the definition of a customer. The scope of the BARDA Contract includes preclinical, clinical, and manufacturing activities, as well as regulatory, quality assurance, management, and administrative activities. The research and development effort will progress in stages covering base and option segments, with ModeX completing specific tasks in each segment.

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

The Company concluded that research and development services performed under the BARDA Contract would be recognized as revenue when research and development services are performed to the extent of actual costs incurred including a fixed fee and will be reimbursed by BARDA. Costs incurred represent work performed, which corresponds with, and thereby best depicts, the transfer of control of the research and development to BARDA. Types of contract costs include labor, material, and third-party services. As such, the related BARDA revenue is recognized as revenue from transfer of intellectual property and other within the Company’s Consolidated Statements of Operations. For the three months ended March 31, 2026 and 2025, we recorded $4.1 million and $7.0 million, respectively, in revenue under the BARDA Contract. As of March 31, 2026, the aggregate amount of transaction price allocated to remaining performance obligations, excluding unexercised contract options, was $45.7 million. We expect to recognize this amount as revenue through February 2028.

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

As part of their strategic collaboration, ModeX and Merck have put in place a research plan to manage research and other development activities related to the development of a Vaccine or Product including a joint steering committee to facilitate the research program. As part of the research plan, they will use a third-party contract development and manufacturing organization to carry out such activities unless otherwise agreed. Development costs incurred by ModeX in furtherance of these development activities will be reimbursed by Merck. To date, we have spent $27.0 million of development costs related to the Epstein -Barr Virus, for which Merck has provided, or will provide, reimbursement.

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

For the three months ended March 31, 2026, the Company recognized approximately $1.4 million as revenue from transfer of intellectual property and other within the Company’s Consolidated Statements of Operations related to the Eli Lilly Agreement.

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

In June 2023, the FDA approved NGENLA® (Somatrogon (hGH-CTP)) a once-weekly injection to treat pediatric growth hormone deficiency in the United States. In early 2022, the European Commission and Ministry of Health, Labour and Welfare in Japan approved NGENLA®. We have also received pricing approvals in Germany and Japan. NGENLA® is approved for the treatment of pediatric GHD in more than 50 markets, including Canada, Australia, Japan, and EU Member States. With the achievement of these milestones, including regulatory approvals and pricing clearances, the Company has received a total of $175 million in milestone payments under the Restated Pfizer Agreement.

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

We recognized the non-refundable $295.0 million upfront payments as revenue as the research and development services were completed. As of March 31, 2026 and December 31, 2025, we had no contract liabilities related to the Pfizer Transaction.

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

The tables below present information about reported segments, unallocated corporate operations as well as geographic information for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
(In thousands)	2026	2025
Revenue from services:
Pharmaceutical	$—	$—
Diagnostics	72,186	102,844
Corporate	—	—
	$72,186	$102,844
Revenue from products:
Pharmaceutical	$38,042	$34,842
Diagnostics	—	—
Corporate	—	—
	$38,042	$34,842
Revenue from transfer of intellectual property and other:
Pharmaceutical	$13,968	$12,266
Diagnostics	—	—
Corporate	—	—
	$13,968	$12,266
Cost of revenue:
Pharmaceutical	$22,298	$22,814
Diagnostics	56,143	84,518
Corporate	—	—
	$78,441	$107,332
Gross margin:
Pharmaceutical	$29,712	$24,294
Diagnostics	16,043	18,326
Corporate	—	—
	$45,755	$42,620
Selling, general and administrative:
Pharmaceutical	$14,205	$12,710
Diagnostics	26,151	37,956
Corporate	8,251	8,420
	$48,607	$59,086
Research and development:
Pharmaceutical	$28,753	$30,238
Diagnostics	312	538
Corporate	134	65
	$29,199	$30,841
Amortization of intangible assets:
Pharmaceutical	$16,433	$16,111
Diagnostics	2,533	3,750
Corporate	—	—
	$18,966	$19,861
Segment operating loss:
Pharmaceutical	$(29,679)	$(34,765)
Diagnostics	(12,953)	(23,918)
Corporate	(8,385)	(8,485)
	$(51,017)	$(67,168)

	For the three months ended March 31,
	2026	2025
Depreciation and amortization:
Pharmaceutical	$18,260	$17,788
Diagnostics	3,926	5,699
Corporate	15	—
	$22,201	$23,487
Revenues:
United States	$83,504	$116,207
Ireland	9,680	5,480
Chile	14,869	14,532
Spain	8,049	6,439
Israel	(0)	73
Mexico	6,940	6,229
Other	1,154	992
	$124,196	$149,952

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

	March 31,	December 31,
(In thousands)	2026	2025
Assets:
Pharmaceutical	$1,302,316	$1,326,400
Diagnostics	343,371	349,095
Corporate	211,109	256,449
	$1,856,796	$1,931,944
Goodwill:
Pharmaceutical	$318,826	$320,847
Diagnostics	163,442	163,442
	$482,268	$484,289

No customer represented more than 10% of our total consolidated revenue for the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, no customer represented more than 10% of our accounts receivable balance.

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

The following table presents the lease balances within the Condensed Consolidated Balance Sheet as of March 31, 2026 and December 31, 2025:

(in thousands)	Classification on the Balance Sheet	March 31, 2026	December 31, 2025
Assets
Operating lease assets	Operating lease right-of-use assets	$45,800	$46,930
Finance lease assets	Property, plant and equipment, net	4,530	5,084

Liabilities
Current
Operating lease liabilities	Current maturities of operating leases	11,086	10,917
Accrued expenses	Current maturities of finance leases	1,525	1,690
Long-term
Operating lease liabilities	Operating lease liabilities	35,636	36,815
Other long-term liabilities	Finance lease liabilities	$3,005	$3,394

Weighted average remaining lease term
Operating leases (in years)		6.0	6.1
Finance leases (in years)		7.2	7.1
Weighted average discount rate
Operating leases		7.3%	7.2%
Finance leases		4.6%	4.7%

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on our Condensed Consolidated Balance Sheet as of March 31, 2026:

(in thousands)	Operating	Finance
April 1, 2026 through December 31, 2026	$8,873	$1,377
2027	10,722	1,111
2028	9,457	259
2029	7,796	252
2030	6,336	248
Thereafter	13,627	1,693
Total undiscounted future minimum lease payments	56,811	4,940
Less: Difference between lease payments and discounted lease liabilities	10,089	410
Total lease liabilities	$46,722	$4,530

Expense under operating leases and finance leases was $4.2 million and $0.2 million, respectively, for the three months ended March 31, 2026, which included $0.4 million of variable lease costs. Expense under operating leases and finance leases was $9.0 million and $0.3 million, respectively, for the three months ended March 31, 2025, which included $0.4 million of variable lease costs. Operating lease costs and finance lease costs are included within Operating loss in the Condensed Consolidated Statement of Operations. Short-term lease costs were not material.

Supplemental cash flow information is as follows:

	For the three months ended March 31,
(in thousands)	2026	2025
Operating cash out flows from operating leases	$3,732	$3,461
Operating cash out flows from finance leases	23	52
Financing cash out flows from finance leases	451	228
Total	$4,206	$3,741

NOTE 17 SUBSEQUENT EVENTS

We have evaluated all subsequent events and transactions that occurred after the date of our March 31, 2026 Condensed Consolidated Balance Sheet through the date these financial statements were issued. There were no material subsequent events that required recognition or additional disclosure in these Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

You should read this discussion together with the unaudited Condensed Consolidated Financial Statements, related notes, and other financial information included elsewhere in this Quarterly Report on Form 10-Q together with our audited consolidated financial statements, related notes, and other information contained in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”). The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in Part I, Item 1A of the Form 10-K and as described from time to time in our other filings with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

Through our pharmaceutical business, we also manufacture and sell Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency. Rayaldee has secured marketing authorizations in 11 European countries, and we are advancing the development in mainland China through our strategic partner.

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

Our diagnostics business, BioReference Health, LLC (“BioReference”), is a highly specialized laboratory in the United States. Following the strategic divestitures of certain of its assets to Labcorp in 2024 and 2025, BioReference focuses on its core clinical and women’s health testing operations in the New York and New Jersey regions and its national specialty urology franchise, including our proprietary 4Kscore® prostate cancer test. We market our laboratory testing services directly to physicians, geneticists, hospitals, clinics, correctional and other health facilities.

RECENT DEVELOPMENTS

Entera Collaboration and License Agreement

In February 2026, the Company and its subsidiary, OPKO Biologics, entered into an amended and restated collaboration and license agreement with Entera Bio Ltd. (“Entera”), expanding our existing partnership to include the preclinical and clinical development of a daily long-acting PTH tablet (“LA-PTH”) for the treatment of hypoparathyroidism and other indications. This program is in addition to our existing collaboration for an oral dual agonist GLP-1/glucagon peptide. Under the terms of the amended agreement, the ownership and cost-sharing structures are as follows:

•
Oral GLP-1/Glucagon Program: the Company and Entera maintain their 60% and 40% pro-rata ownership interests, respectively, and remain responsible for 60% and 40% of the program's development costs, respectively; and
•
LA-PTH Program: the Company and Entera each hold a 50% pro-rata ownership interest and will share development costs equally (50/50). We expect to file an investigational new drug application with the FDA for the LA-PTH program in late 2026.

In February 2026, Steven D. Rubin, the Company’s Executive Vice President, Administration and a member of our Board of Directors, was appointed to the Board of Directors of Entera. We continue to provide Entera with certain licenses to our technology, including our proprietary long-acting oxyntomodulin analog (OPK-88006), to support development efforts. Our equity investment in Entera remains subject to the standstill and lock-up provisions established in the initial March 2025 agreement.

Completion of the Oncology Transaction

In September 2025, we completed the sale of BioReference’s oncology diagnostics business and related clinical testing services to Labcorp for $192.5 million in cash (the “Oncology Transaction”). As a result of this divestiture, our results of operations for the three months ended March 31, 2026, are not directly comparable to the prior year period, which included the operations of the divested assets. We remain eligible to receive up to $32.5 million in performance-based contingent consideration under the terms of the agreement.

Stock Repurchase Program

On April 4, 2025, the Company announced that its Board of Directors authorized an increase of $100.0 million to the Company’s existing Common Stock repurchase program, originally established on July 18, 2024, increasing the program’s aggregate capacity to $200.0 million. As previously reported in the Company’s Form 10‑K, the Company had repurchased 60,383,629 shares of Common Stock for an aggregate cost of approximately $87.2 million as of December 31, 2025. During the three months ended March 31, 2026, the Company repurchased an additional 3,950,000 shares of Common Stock at an average price of $1.21 per share, for an aggregate cost of approximately $4.8 million. As of March 31, 2026, the total cost of repurchases under the program was approximately $92.0 million.

Tariffs and Trading Relationships

The U.S. trade environment has seen significant regulatory shifts following a February 2026 U.S. Supreme Court ruling that invalidated several previous tariff actions. In response, the U.S. government has transitioned to a new tariff framework, which includes a presidential proclamation issued in April 2026 regarding patented pharmaceutical products. This new framework currently provides for a 15% tariff rate on qualifying imports from the European Union, where our principal international pharmaceutical manufacturing platforms are located.

These new measures did not have a material impact on our results of operations for the three months ended March 31, 2026. We are continuing to monitor the implementation of these trade policies and evaluate their potential effect on our global supply chain and future financial results.

RESULTS OF OPERATIONS

Foreign Currency Exchange Rates

Approximately 32.7% of our revenue for the three months ended March 31, 2026, was denominated in currencies other than the U.S. Dollar (USD). This compares to 22.3% for the same period in 2025. Our financial statements are reported in USD; therefore, fluctuations in exchange rates affect the translation of foreign-denominated revenue and expenses. During the three months ended March 31, 2026 and the year ended December 31, 2025, our most significant currency exchange rate exposures were to the Chilean Peso and Euro. Gross accumulated currency translation adjustments, recorded as a separate component of shareholders’ equity, totaled $24.1 million and $17.6 million at March 31, 2026 and December 31, 2025, respectively.

We are subject to foreign currency transaction risk due to fluctuations in exchange rates between the time a transaction is initiated and settled. To mitigate this risk, we use foreign currency forward contracts. These contracts fix an exchange rate, allowing us to offset potential losses (or gains) caused by exchange rate changes at the settlement date. As of March 31, 2026, we held $25.4 million in open foreign exchange forward contracts related to inventory purchases on letters of credit, compared to $13.6 million in open contracts as of December 31, 2025.

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

Our consolidated income from operations for the three months ended March 31, 2026 and 2025 was as follows:

	For the three months ended March 31,
(In thousands)	2026	2025	Change	% Change
Revenues:
Revenue from services	$72,186	$102,844	$(30,658)	(30)%
Revenue from products	38,042	34,842	3,200	9%
Revenue from transfer of intellectual property and other	13,968	12,266	1,702	14%
Total revenues	124,196	149,952	(25,756)	(17)%
Costs and expenses:
Cost of revenue	78,441	107,332	(28,891)	(27)%
Selling, general and administrative	48,607	59,086	(10,479)	(18)%
Research and development	29,199	30,841	(1,642)	(5)%
Amortization of intangible assets	18,966	19,861	(895)	(5)%
Total costs and expenses	175,213	217,120	(41,907)	(19)%
Loss from operations	$(51,017)	$(67,168)	$16,151	(24)%

Diagnostics

	For the three months ended March 31,
(In thousands)	2026	2025	Change	% Change
Revenues
Revenue from services	$72,186	$102,844	$(30,658)	(30)%
Total revenues	72,186	102,844	(30,658)	(30)%
Costs and expenses:
Cost of revenue	56,143	84,518	(28,375)	(34)%
Selling, general and administrative	26,151	37,956	(11,805)	(31)%
Research and development	312	538	(226)	(42)%
Amortization of intangible assets	2,533	3,750	(1,217)	(32)%
Total costs and expenses	85,139	126,762	(41,623)	(33)%
Loss from operations	$(12,953)	$(23,918)	$10,965	(46)%

Revenue. Revenue from services for the three months ended March 31, 2026 decreased by approximately $30.7 million, a decrease of 29.8% compared to the same period in 2025. This decline was primarily attributable to a $25.9 million reduction in revenue resulting from consummation of the Oncology Transaction in September 2025. The remaining $4.8 million decrease was driven by lower clinical test volumes and clinical test reimbursement rates within our continuing operations.

Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue for the period during which the related services are rendered. For the three months ended March 31, 2026, we recorded $1.0 million of positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods, primarily due to favorable shifts in the composition of our client mix. For the three months ended March 31, 2025, we recorded $1.5 million of negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods, primarily due to shifts in the composition of our client and patient pay mix.

The composition of revenue from services by payor for the three months ended March 31, 2026 and 2025 was as follows:

	Three months ended March 31,
(In thousands)	2026	2025
Healthcare insurers	$44,576	$57,652
Government payers	9,655	17,155
Client payers	15,658	25,280
Patients	2,297	2,757
Total	$72,186	$102,844

Cost of revenue. Cost of revenue for the three months ended March 31, 2026 decreased $28.4 million, a decrease of 33.6% compared to the three months ended March 31, 2025. Of this decrease, $24.8 million was due to the divestiture of certain laboratory assets in September 2025. The remaining decrease was primarily attributable to a reduction in clinical activity costs driven by lower testing volumes.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2026 and 2025 were $26.2 million and $38.0 million, respectively, representing a decrease of 31.1% from the prior period. This decrease was primarily driven by a $6.5 million reduction in costs associated with divested operations and a $5.3 million decrease resulting from continued cost-reduction initiatives, particularly in lease-related expenses.

Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Three months ended March 31,
(In thousands)	2026	2025
Research and development employee-related expenses	$138	$320
Other internal research and development expenses	174	218
Total research and development expenses	$312	$538

The decrease in research and development expenses for the three months ended March 31, 2026 as compared to 2025 was primarily due to continued cost-reduction initiatives implemented at BioReference.

Amortization of intangible assets. Amortization of intangible assets was $2.5 million and $3.8 million, respectively, for the three months ended March 31, 2026 and 2025. This decrease was primarily due to the removal of amortizable intangible assets associated with the Oncology Transaction that closed during September 2025.

Pharmaceuticals

	For the three months ended March 31,
(In thousands)	2026	2025	Change	% Change
Revenues:
Revenue from products	$38,042	$34,842	$3,200	9%
Revenue from transfer of intellectual property and other	13,968	12,266	1,702	14%
Total revenues	52,010	47,108	4,902	10%
Costs and expenses:
Cost of revenue	22,298	22,814	(516)	(2)%
Selling, general and administrative	14,205	12,710	1,495	12%
Research and development	28,753	30,238	(1,485)	(5)%
Amortization of intangible assets	16,433	16,111	322	2%
Total costs and expenses	81,689	81,873	(184)	(0)%
Loss from operations	$(29,679)	$(34,765)	$5,086	15%

Revenue from products. Revenue from products for the three months ended March 31, 2026 increased $3.2 million or 9.2%, compared to the three months ended March 31, 2025. This increase was primarily driven by a $2.4 million favorable impact from foreign currency exchange rates and strong performance in our Spanish operations. Higher sales volumes in Spain more than offset slight decreases in our other international platforms, resulting in an additional $0.8 million net increase in product revenue. Revenue from Rayaldee remained consistent at $6.3 million for both the three months ended March 31, 2026 and 2025.

Revenue from transfer of intellectual property and other. Revenue from intellectual property and other increased by $1.7 million to $14.0 million for the three months ended March 31, 2026, from $12.3 million for the same period last year. This increase was primarily driven by higher royalty income and collaboration revenue. Royalty revenue included $6.4 million from NGENLA®, compared to $4.5 million in the 2025 period, and $1.4 million from Eli Lilly. Additionally, we recognized $0.9 million in collaboration revenue from Regeneron during the current period. These gains were partially offset by a decrease in revenue recognized under the BARDA contract, which totaled $4.1 million in the current period compared to $7.0 million for the same period in 2025.

Cost of revenue. Cost of revenue for the three months ended March 31, 2026 decreased $0.5 million, or 2.3%, compared to the three months ended March 31, 2025. This decrease was primarily driven by lower production costs and operational efficiencies within our international manufacturing platforms. These savings were largely offset by a $1.6 million unfavorable impact from foreign currency exchange rates.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2026 and 2025 were $14.2 million and $12.7 million, respectively, an increase of 11.8% from the prior year period. This increase was primarily driven by a $1.0 million unfavorable impact from foreign currency exchange rates and slightly higher employee-related costs across our pharmaceutical operations.

Research and development expenses. Research and development expenses for the three months ended March 31, 2026 and 2025 were $28.8 million and $30.2 million, respectively, a decrease of 4.9% from the prior year period. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Three months ended March 31,
(In thousands)	2026	2025
External expenses:
Manufacturing expense for biological products	$4,919	$12,902
Phase 3 studies	1,801	33
Post-marketing studies	144	32
Earlier-stage programs	9,498	6,640
Research and development employee-related expenses	10,480	9,620
Other internal research and development expenses	2,098	2,085
Third-party grants and funding from collaboration agreements	(187)	(1,074)
Total research and development expenses	$28,753	$30,238

The decrease in research and development expenses was primarily driven by a $2.1 million reduction in spending associated with the BARDA COVID and BARDA FLU programs, which was discontinued. The decrease was partially offset by an increase in expenditures related to our earlier stage programs. The overall reduction reflects the timing of activities under the BARDA contract, even as we continue to invest in our earlier-stage clinical pipeline.

Amortization of intangible assets. Amortization of intangible assets was $16.4 million and $16.1 million for the three months ended March 31, 2026 and 2025. The expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years.

Corporate

	For the three months ended March 31,
(In thousands)	2026	2025	Change	% Change
Costs and expenses:
Selling, general and administrative	$8,251	$8,420	$(169)	(2)%
Research and development	134	65	69	106%
Total costs and expenses	8,385	8,485	(100)	(1)%
Loss from operations	$(8,385)	$(8,485)	$100	1%

Operating loss for our unallocated corporate operations was $8.4 million for the three months ended March 31, 2026, compared to $8.5 million for the same period in 2025. These results primarily reflect general and administrative expenses incurred in connection with our corporate operations and remained consistent with the prior year period.

Other

Interest income. Interest income for the three months ended March 31, 2026 and 2025 was $3.0 million and $4.7 million, respectively. The decrease in interest income was primarily driven by lower average interest rates and a lower average balance of cash and cash equivalents invested during the 2026 period compared to the prior year period.

Interest expense. Interest expense decreased to $10.9 million for the three months ended March 31, 2026, compared to $15.5 million for the same period of 2025. The decrease was primarily attributable to lower interest incurred on the 2029 Notes, which accounted for $4.0 million of the reduction. Additionally, interest expense related to our HCRx royalty financing and other international credit facilities decreased by approximately $0.5 million in the aggregate compared to the prior year period. These decreases include the impact of lower principal balances and the related amortization of deferred financing and debt issuance costs.

Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the three months ended March 31, 2026 and 2025, was $298.0 thousand and $273.0 thousand of income, respectively. Derivative expense was principally related to foreign currency forward exchange contracts at OPKO Chile.

Other expense, net. Other expense, net changed by $6.6 million to a $1.7 million expense for the three months ended March 31, 2026, compared to $4.9 million of income for the prior year period. This was primarily driven by the non-recurrence of a $3.9 million gain from the sale of our remaining investment in GeneDx Holdings Corp. recognized in the 2025 period and a $2.1 million fair value adjustment expense related to our investment in Entera during the current period. These decreases were partially offset by a $1.4 million increase in foreign currency gains, which totaled $1.5 million for the current period compared with $0.1 million in the 2025 period.

Income tax benefit. Our income tax benefit for the three months ended March 31, 2026 and 2025 was $6.1 million and $5.8 million, respectively. While the U.S. federal statutory income tax rate is 21%, our consolidated effective tax rate for both periods differed from this rate primarily due to the relative mix of earnings and losses generated in the U.S. versus foreign tax jurisdictions, as well as the operating results in tax jurisdictions which do not result in a tax benefit.

Loss from investments in investees. We have invested in certain early-stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as an equity holder. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses. Loss from investments in investees was $2.0 thousand and $9.0 thousand for the three months ended March 31, 2026 and 2025.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2026, we had cash, cash equivalents and restricted cash of approximately $355.6 million. Cash used in operations of $19.3 million for the three months ended March 31, 2026 principally reflected general and administrative expenses related to our corporate operations, research and development activities and sales and marketing activities related to our pharmaceutical and diagnostic business. Cash used in investing activities was $1.8 million for the three months ended March 31, 2026 and primarily reflected capital expenditures. Cash used in financing activities for the three months ended March 31, 2026 of $5.2 million primarily reflected the repurchase of Common Stock for $4.8 million and net repayments on our lines of credit of $0.1 million. We have historically not generated sustained positive cash flow sufficient to offset our operating and other expenses, and our primary sources of cash have been from the public and private placement of equity and debt, sale of assets, as well as credit facilities available to us.

On September 15, 2025, the Company consummated the Oncology Transaction, pursuant to which Labcorp acquired BioReference's oncology diagnostics and related clinical testing services assets. Labcorp paid to the Company aggregate consideration of $192.5 million, consisting of $173.3 million in cash and an original escrow amount of $19.2 million to be paid , subject to certain adjustments as set forth in the Labcorp Oncology Purchase Agreement. As of March 31, 2026, the escrow account balance was $19.5 million, reflecting the original $19.2 million plus accrued interest. Pursuant to the terms of the agreement, the escrow is scheduled to be released to the Company on the one-year anniversary of the closing date, September 15, 2026, net of any indemnification obligations. Additionally, the Company is eligible to receive up to $32.5 million in performance-based contingent cash consideration, the realization of which is dependent upon the achievement of certain post-closing financial and operational milestones.

On April 4, 2025, the Company announced that its Board of Directors has authorized an increase of $100.0 million to the Company’s existing Common Stock repurchase program, bringing the aggregate capacity of the program to $200.0 million. Approximately $92.0 million of Common Stock had been repurchased under the existing program since its authorization in July 2024. Under this program, the Company may repurchase shares from time to time through various methods, including open market purchases, block trades, privately negotiated transactions, accelerated share repurchases, as well as pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Exchange Act, and otherwise in compliance with applicable laws. The timing and amount of any repurchases is subject to general market conditions, the Company's capital management, investment opportunities, and other factors. The repurchase program does not obligate the Company to repurchase any specific number of shares, has no time limit, and may be modified, suspended, or discontinued at any time at the Company's discretion.

On April 1, 2025, the Company consummated the Note Exchange Transactions related to its 2029 Convertible 144A Notes. Agreements were entered into with certain institutional holders on March 27 and March 28, 2025, and the exchange transactions closed on April 1, 2025. In total, the Company exchanged $159,221,000 aggregate principal amount of the 2029 Convertible 144A Notes for 121,437,998 shares of Common Stock and cash payments totaling approximately $63.5 million, inclusive of accrued and unpaid interest. The exchanged 2029 Convertible 144A Notes were subsequently retired. This debt retirement significantly reduced our long-term debt obligations and has resulted in lower ongoing interest expense for the current period.

In September 2024, ModeX entered into two amendments to modify the scope and funding of the BARDA Contract. The BARDA Amendments structured the funding thereunder as cost-plus-fixed-fee, which included a $26.9 million supplement to further advance the development of COVID-19 multispecific antibodies and provided $24.1 million for the development of a multispecific protein antibody for influenza or another pathogen. In December 2025, the Company entered into a further bilateral modification to de-scope all mRNA development-related efforts using SARS-CoV-2 as an antigen model, as these activities were no longer a priority for the U.S. Department of Health and Human Services. As a result, the total value of the BARDA Contract decreased from $110.0 million to $103.5 million, and the total potential value of the overall contract, inclusive of all options, decreased from $205.0 million to $198.5 million. As of March 31, 2026, the aggregate amount remaining to be funded by BARDA, which is subject to performance obligations and excluding unexercised contract options, was $45.7 million.

On July 17, 2024, the Company completed a private offering of $250.0 million aggregate principal amount of the 2044 Royalty Financing Notes. The 2044 Royalty Financing Notes are secured by the Company’s profit share payments from Pfizer under the Restated Pfizer Agreement. The 2044 Royalty Financing Notes bear interest at the three-month SOFR subject to a 4.0% per annum floor, plus 7.5% per annum. The 2044 Royalty Financing Notes mature in July 2044, with interest-only payments required for the first four years of the term.

As of March 31, 2026, the total commitments under our lines of credit with financial institutions in Chile and Spain were $30.4 million, of which $8.1 million was drawn as of March 31, 2026. On March 31, 2026, the weighted average interest rate on these lines of credit was approximately 5.5%. These lines of credit are short-term and are used primarily as a source of working capital. The highest aggregate principal balance at any time outstanding during the three months ended March 31, 2026 was $8.5 million. We intend to continue to draw under these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.

Our liquidity will be impacted by the successful achievement of various milestones and the generation of royalty revenues under our existing collaboration and licensing agreements. As of March 31, 2026, the potential payments from these agreements are as follows:

Merck Agreement:

•
Milestone Potential: Eligible for up to an additional $860.0 million upon achieving certain commercial and development milestones under several indications.
•
Royalties: Potential for tiered royalty payments ranging from high single digits to low double digits upon achieving certain sales targets of the Product. (as defined in the Merck Agreement)
•
Historical Milestone: In January 2025, a $12.5 million milestone payment was triggered by the dosing of the first participant in a Phase 1 study for an EBV vaccine candidate.

Restated Pfizer Agreement:

•
Milestone Potential: Eligible to receive $50.0 million in regulatory milestones.
•
Profit Sharing: Eligible to receive regional, tiered gross profit sharing for both NGENLA® and Pfizer’s Genotropin®.

VFMCRP Agreement:

•
Milestone Potential: Eligible to receive up to an additional $15 million in regulatory milestones and $200 million in payments tied to the launch, pricing, and sales of Rayaldee.
•
Royalties: Eligible to receive tiered, double-digit royalty payments on future sales.
•
Historical Milestones: Received a $7 million regulatory milestone payment in the first quarter of 2023, triggered by the German price approval for Rayaldee and received a $3 million regulatory milestone payment in 2022 following the first sale of Rayaldee in Europe.

Nicoya Agreement:

•
Milestone Potential: Eligible to receive up to an additional aggregate amount of $115 million upon achieving certain development, regulatory, and sales-based milestones by Nicoya for the Nicoya Product in the Nicoya Territory.
•
Remaining Payments: Of the $5 million tied to the first anniversary of the effective date of the Nicoya Agreement, $2.5 million remains eligible to be received.
•
Royalties: Eligible to receive tiered, double-digit royalty payments at rates in the low double digits on net product sales within the Nicoya Territory and in the Nicoya Field.
•
Historical Activity: Received a $5.0 million upfront payment and an additional $2.5 million in March 2023 upon Nicoya’s submission of an IND application in China.

Eli Lilly Agreement:

•
Royalties: Eligible to receive 3% royalty of Mazdutide world wide net sales.

The timing and ultimate receipt of these milestone and royalty payments are subject to the achievement of the specified events and certain risks and uncertainties inherent in drug development and commercialization. For further discussion of these risks, please refer to “Item 1A-Risk Factors” of the Form 10-K.

We believe that the cash, cash equivalents and restricted cash on hand on March 31, 2026 are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements, and the timing of those requirements, will depend on a number of factors, including the approval and success of our products and products in development, particularly our long acting Somatrogon (hGH-CTP) for which we have received approval in over 50 markets, including the United States, Europe, Japan, Australia and Canada, the commercial success of Rayaldee, the commercial launch of Mazdutide by our partners, BioReference’s financial performance, possible acquisitions and dispositions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and results of government investigations, payor claims, existing legal proceedings (including the ITA litigation) and those that may arise in the future. We have historically not generated sustained positive cash flow and if we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions or reduce our marketing or sales efforts or cease operations.

The following table provides information as of March 31, 2026, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations	Remaining nine months ending
(In thousands)	December 31, 2026	2027	2028	2029	2030	Thereafter	Total
Open purchase orders	$36,003	$533	$—	$—	$—	$—	$36,536
Operating leases	8,511	9,619	7,942	6,313	4,998	9,339	46,722
Finance leases	1,302	1,051	210	207	207	1,553	4,530
2029 and 2033 Convertible Notes	—	—	—	87,330	—	50	87,380
2044 Royalty Financing	—	—	—	—	—	246,643	246,643
Mortgages and other debts payable	1,318	845	862	511	—	—	3,536
Lines of credit	9,645	—	—	—	—	—	9,645
Interest commitments	3,516	4,651	4,647	193	—	—	13,007
Total	$60,295	$16,699	$13,661	$94,554	$5,205	$257,585	$447,999

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

Approximately 32.7% of our revenue for the three months ended March 31, 2026, was denominated in currencies other than the U.S. Dollar (USD). This compares to 22.3% for the same period in 2025. Our financial statements are reported in USD; therefore, fluctuations in exchange rates affect the translation of foreign-denominated revenue and expenses. During the three months ended March 31, 2026 and the year ended December 31, 2025, our most significant currency exchange rate exposures were to the Chilean Peso and Euro. Gross accumulated currency translation adjustments, recorded as a separate component of shareholders’ equity, totaled $24.1 million and $17.6 million at March 31, 2026 and December 31, 2025, respectively. For information on such open foreign exchange forward contracts for the three months ended March 31, 2026 and 2025 see “Management’s Discussion and Analysis—Results of Operations— Foreign Currency Exchange Rates.” We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price, or equity price risk.

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

At March 31, 2026, we had cash, cash equivalents and restricted cash of $355.6 million. The weighted average interest rate related to our cash, cash equivalents and restricted cash for the three months ended March 31, 2026 was approximately 1.0%. As of March 31, 2026, the principal outstanding balance under our Chilean and Spanish lines of credit was $8.1 million in the aggregate at a weighted average interest rate of approximately 5.5%.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes to the Company’s Internal Control Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 Commitments and Contingencies to the Company’s Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our share repurchase activity for the quarter ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs
January 1, 2026 to January 31, 2026	—	$-	—	112,736,042
February 1, 2026 to February 28, 2026	700,000	1.23	700,000	111,867,692
March 1, 2026 to March 31, 2026	3,250,000	1.19	3,250,000	107,969,017
Total	3,950,000	$1.21	3,950,000	107,969,017

1.
All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorizes the repurchase of up to $200 million of our Common Stock. This program was originally announced on July 18, 2024, and its capacity was increased by $100.0 million on April 4, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended March 31, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit 31.1*

Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2026.

Exhibit 31.2*

Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2026.

Exhibit 32.1**

Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2026.

Exhibit 32.2**

Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2026.

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

Date: April 28, 2026	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President and Chief Financial
Officer