Form 10-Q
period 2026-06-30
OPKO HEALTH, INC.
filed 2026-07-27
CIK 944809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026.

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

As of July 17, 2026, the registrant had 746,328,225 shares of Common Stock outstanding.

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

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash, cash equivalents and current restricted cash	$300,761	$369,074
Accounts receivable, net	81,886	90,255
Inventory, net	61,851	65,823
Other current assets and prepaid expenses	55,738	56,729
Total current assets	500,236	581,881
Property, plant and equipment, net	71,454	73,926
Intangible assets, net	477,566	516,276
In-process research and development	195,000	195,000
Goodwill	481,515	484,289
Investments	40,217	14,168
Operating lease right-of-use assets	43,971	46,930
Other assets	19,494	19,474
Total assets	$1,829,453	$1,931,944
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$50,043	$41,103
Accrued expenses	77,757	84,406
Current maturities of operating leases	11,009	10,917
Current portion of lines of credit and notes payable	10,558	10,251
Total current liabilities	149,367	146,677
Operating lease liabilities	33,980	36,815
Long term portion of convertible notes	89,857	85,020
Senior secured royalty financing	246,854	246,433
Deferred tax liabilities	108,230	126,241
Other long-term liabilities	16,999	22,799
Total long-term liabilities	495,920	517,308
Total liabilities	645,287	663,985
Equity:
Common Stock - $0.01 par value, 1,250,000,000 shares authorized; 776,128,402 and 789,917,433 shares issued at June 30, 2026 and December 31, 2025, respectively	7,762	7,900
Treasury Stock - 30,174,907, and 30,849,907 shares at June 30, 2026 and December 31, 2025, respectively	(2,363)	(3,176)
Additional paid-in capital	3,561,114	3,574,942
Accumulated other comprehensive loss	(28,393)	(21,017)
Accumulated deficit	(2,353,954)	(2,290,690)
Total shareholders’ equity	1,184,166	1,267,959
Total liabilities and equity	$1,829,453	$1,931,944

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenues:
Revenue from services	$74,549	$101,101	$146,735	$203,945
Revenue from products	42,941	40,743	80,984	75,585
Revenue from transfer of intellectual property and other	46,090	14,963	60,058	27,229
Total revenues	163,580	156,807	287,777	306,759
Costs and expenses:
Cost of service revenue	58,462	82,383	114,604	166,901
Cost of product revenue	25,101	25,022	47,399	47,836
Selling, general and administrative	52,924	59,597	101,531	118,683
Research and development	33,166	30,342	62,365	61,183
Amortization of intangible assets	18,969	19,444	37,935	39,304
Gain on sale of assets	(18,070)	—	(18,070)	—
Total costs and expenses	170,552	216,788	345,764	433,907
Operating loss	(6,972)	(59,981)	(57,987)	(127,148)
Other income (expense), net:
Interest income	3,221	3,287	6,228	7,968
Interest expense	(11,380)	(70,327)	(22,319)	(85,794)
Fair value changes of derivative instruments, net	(65)	16	(363)	(257)
Other income (expense), net	1,797	(35,515)	86	(30,663)
Other expense, net	(6,427)	(102,539)	(16,368)	(108,746)
Loss before income taxes and investment losses	(13,399)	(162,520)	(74,355)	(235,894)
Income tax benefit	4,983	14,079	11,093	19,849
Net loss before investment losses	(8,416)	(148,441)	(63,262)	(216,045)
Loss from investments in investees	—	—	(2)	(9)
Net loss	$(8,416)	$(148,441)	$(63,264)	$(216,054)
Loss per share:
Loss per share, basic and diluted	$(0.01)	$(0.19)	$(0.08)	$(0.31)
Weighted average common shares outstanding, basic and diluted	755,267,276	788,006,992	757,061,876	700,684,863

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net loss	$(8,416)	$(148,441)	$(63,264)	$(216,054)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	(907)	20,276	(7,376)	31,400
Comprehensive loss	$(9,323)	$(128,165)	$(70,640)	$(184,654)

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands, except share data)

For the three and six months ended June 30, 2026

						Accumulated
					Additional	Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at March 31, 2026	784,892,433	$7,850	(29,799,907)	$(1,791)	$3,571,575	$(27,486)	$(2,345,538)	$1,204,610
Equity-based compensation expense	—	—	—	—	2,239	—	—	2,239
Share repurchase	(9,310,105)	(93)	(375,000)	(572)	(12,356)	—	—	(13,021)
Exercise of common stock options and vested restricted stock units	546,074	5	—	—	(344)	—	—	(339)
Net loss	—	—	—	—	—	—	(8,416)	(8,416)
Other comprehensive loss	—	—	—	—	—	(907)	—	(907)
Balance at June 30, 2026	776,128,402	$7,762	(30,174,907)	$(2,363)	$3,561,114	$(28,393)	$(2,353,954)	$1,184,166

						Accumulated
					Additional	Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at December 31, 2025	789,917,433	$7,900	(30,849,907)	$(3,176)	$3,574,942	$(21,017)	$(2,290,690)	$1,267,959
Equity-based compensation expense	—	—	—	—	4,973	—	—	4,973
Share repurchase	(14,335,105)	(143)	675,000	813	(18,457)	—	—	(17,787)
Exercise of common stock options and vested restricted stock units	546,074	5	—	—	(344)	—	—	(339)
Net loss	—	—	—	—	—	—	(63,264)	(63,264)
Other comprehensive loss	—	—	—	—	—	(7,376)	—	(7,376)
Balance at June 30, 2026	776,128,402	$7,762	(30,174,907)	$(2,363)	$3,561,114	$(28,393)	$(2,353,954)	$1,184,166

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

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(63,264)	$(216,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,609	46,514
Non-cash interest	4,983	61,557
Amortization of deferred financing costs	275	4,959
Losses from investments in investees	2	9
Equity-based compensation – employees and non-employees	4,973	4,828
Revenue from the receipt of equity	(27,269)	—
Realized gain on disposal of fixed assets and sales of equity securities	115	(3,858)
Change in fair value of equity securities and derivative instruments	1,581	1,734
Inducement expense and loss on debt conversion	—	32,647
Deferred income tax (benefit) provision	(14,155)	(23,137)
Gain on sale of assets	(18,070)	—
Changes in assets and liabilities:
Accounts receivable, net	7,138	19,115
Inventory, net	3,033	(5,915)
Other current assets and prepaid expenses	882	(2,318)
Other assets	(298)	(510)
Accounts payable	8,865	8,087
Foreign currency measurement	262	(1,989)
Accrued expenses and other liabilities	(16,472)	(43,643)
Net cash used in operating activities	(62,810)	(117,974)
Cash flows from investing activities:
Investments in investees	—	(7,665)
Proceeds from sale of equity securities	—	51,655
Proceeds from the sale of property, plant and equipment	181	181
Capital expenditures	(4,837)	(6,477)
Proceeds from Labcorp sale	18,392	—
Net cash (used in) provided by investing activities	13,736	37,694
Cash flows from financing activities:
Share repurchase	(17,787)	(18,255)
Proceeds from the exercise of common stock options	(339)	(123)
Borrowings on lines of credit	18,664	16,636
Repayments of lines of credit	(18,721)	(19,387)
Settlement of convertible notes	—	(62,382)
Net cash used in financing activities	(18,183)	(83,511)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,053)	3,571
Net (decrease) increase in cash, cash equivalents and restricted cash	(68,310)	(160,220)
Cash, cash equivalents and restricted cash at beginning of period	382,742	445,615
Cash, cash equivalents and restricted cash at end of period	$314,432	$285,395
SUPPLEMENTAL INFORMATION:
Interest paid	$16,754	$20,067
Income taxes paid (refunded), net	$(2,538)	$19,861
Non-cash financing:
Shares issued upon the conversion of:
Common stock options, warrants, and restricted stock units surrendered in net exercise	$339	$213

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 BUSINESS AND ORGANIZATION

OPKO Health, Inc., a Delaware corporation (“OPKO”, the “Company”, “we”, “us”, or “our”), is a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our pharmaceutical business features NGENLA® (somatrogon-ghla), also referred to as Somatrogon (hGH-CTP), a once-weekly human growth hormone injection. We have partnered with Pfizer Inc. (“Pfizer”) for further development and commercialization of Somatrogon (hGH-CTP). Regulatory approvals for Somatrogon (hGH-CTP) for the treatment of children and adolescents, as young as three years of age, with growth disturbance due to insufficient secretion of growth hormone have been secured in more than 50 markets worldwide, including in the United States, European Union Member States, Japan, Canada, and Australia under the brand name NGENLA®.

Through our pharmaceutical business, we also manufacture and sell Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency. Rayaldee has secured marketing authorizations in 11 European countries, and we are advancing the commercialization in mainland China through our strategic partner.

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

On September 15, 2025, we consummated the sale of certain assets of BioReference to Labcorp (the “Oncology Transaction”), pursuant to an agreement entered into on March 10, 2025 (the “Labcorp Oncology Purchase Agreement”). Labcorp acquired BioReference's oncology diagnostics business and related clinical testing services assets. These assets were part of our diagnostics segment. Upon closing, Labcorp paid an aggregate of $192.5 million in cash consideration, of which $19.2 million was deposited in escrow. The escrow is to be released to us on the 12-month anniversary of the closing date, net of any outstanding or liquidated indemnity claims. Under the Labcorp Oncology Purchase Agreement, we had been entitled to receive up to $32.5 million of performance-based earnout consideration, and, during the second quarter of 2026, we received $18.4 million in cash, representing the total earnout amount earned and payable under the Labcorp Oncology Purchase Agreement. No further earnout consideration is expected to be received. The Oncology Transaction was accounted for as a sale of assets and resulted in a gain recognized in the Company’s condensed consolidated statements of operations.

NOTE 2 FOREIGN EXCHANGE RATES

Foreign Currency Exchange Rates

Approximately 33.3% of our revenue for the six months ended June 30, 2026 was denominated in currencies other than the U.S. Dollar (USD). This compares to 24.5% for the same period in 2025. Our financial statements are reported in USD; therefore, fluctuations in exchange rates affect the translation of foreign-denominated revenue and expenses. During the six months ended June 30, 2026 and the year ended December 31, 2025, our most significant currency exchange rate exposures were to the Chilean Peso and Euro. Gross accumulated currency translation adjustments, recorded as a separate component of shareholders’ equity, totaled $25.0 million and $17.6 million at June 30, 2026 and December 31, 2025, respectively.

We are subject to foreign currency transaction risk due to fluctuations in exchange rates between the time a transaction is initiated and settled. To mitigate this risk, we use foreign currency forward contracts. These contracts fix an exchange rate, allowing us to offset potential losses (or gains) caused by exchange rate changes at the settlement date. As of June 30, 2026, we held $6.8 million in open foreign exchange forward contracts related to inventory purchases on letters of credit, compared to $13.6 million in open contracts as of December 31, 2025.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments or adjustments otherwise disclosed herein) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the six months ended June 30, 2026 are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2026 or any other future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheet to the sum of such amounts in the Condensed Consolidated Statements of Cash Flows:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$300,761	$364,409
Restricted cash, current	—	4,665
Restricted cash, long-term	13,671	13,668
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$314,432	$382,742

The Company classifies cash deposits related to letters of credit securing insurance and lease obligations as restricted cash, which is included in other assets, non-current, within the Consolidated Balance Sheet.

Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which are used in our testing laboratories. Inventory obsolescence expense for the three and six months ended June 30, 2026 was $1.5 million and $2.3 million, respectively. Inventory obsolescence expense for the three and six months ended June 30, 2025 was $0.9 million and $1.4 million, respectively.

Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting. Refer to Note 5. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions was $1.2 billion at both June 30, 2026 and December 31, 2025.

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

Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value. Goodwill was $481.5 million and $484.3 million at June 30, 2026 and December 31, 2025, respectively.

Net intangible assets other than goodwill were $672.6 million and $711.3 million as of June 30, 2026 and December 31, 2025, respectively, with IPR&D accounting for $195.0 million as of each date. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges may occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment.

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

While we believe our estimates and assumptions used in impairment testing (including for goodwill and IPR&D) are reasonable and reflect those used by market participants, there is a potential risk of material impairment charges. Our future performance, particularly for our Ireland reporting unit, which includes EirGen and Rayaldee, could be impacted by changing global trade policies and the imposition of new tariffs. Based on the current financial performance of our diagnostics segment and our Ireland reporting unit, we could be subject to such charges if their future performance deviates from our current estimates and assumptions. For reference, the goodwill of our diagnostics segment totaled $163.4 million at both June 30, 2026 and December 31, 2025. Separately, the goodwill of our Ireland reporting unit totaled $87.0 million and $89.5 million at June 30, 2026 and December 31, 2025, respectively. This $2.5 million decrease was entirely attributable to the impact of foreign currency exchange rate fluctuations.

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $19.0 million and $37.9 million for the three and six months ended June 30, 2026, respectively. Amortization expense was $19.4 million and $39.3 million for the three and six months ended June 30, 2025, respectively.

Fair value measurements. The carrying amounts of our cash, cash equivalents, restricted cash, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered equity securities as of June 30, 2026 and December 31, 2025 are predominately carried at fair value.

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

Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For a derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At June 30, 2026 and December 31, 2025, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognized all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statement of Operations. Refer to Note 10.

Property, plant and equipment. Property, plant and equipment are recorded at cost or fair value if acquired in a business combination. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under finance leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, and automobiles - 3-5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Assets held under finance leases are included within Property, plant and equipment, net in our Condensed Consolidated Balance Sheets and are amortized over the shorter of their useful lives or the expected term of their related leases. Depreciation expense was $3.4 million and $6.7 million for the three and six months ended June 30, 2026, respectively. Depreciation expense was $3.6 million and $7.2 million for the three and six months ended June 30, 2025, respectively.

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

We operate in various countries and tax jurisdictions globally. For interim reporting purposes, we record income taxes based on the expected effective income tax rate, taking into consideration year to date and global forecasted tax results. For the six months ended June 30, 2026, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.

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

Included in Other long-term liabilities is an accrual of $9.9 million related to uncertain tax positions involving income recognition. In connection with an examination of foreign tax returns for the 2014 through 2020 tax years, a foreign taxing authority has issued an income tax assessment of approximately $246 million (including interest). We are appealing this assessment, as we believe, other than for uncertain tax positions for which we have reserved, the issues are without technical merit. We intend to continue to exhaust all judicial remedies necessary to resolve the matter as necessary, which has been a lengthy process. There can be no assurance that this matter will be resolved in our favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material adverse effect on our financial condition, results of operations and cash flows.

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

While we have receivables due from federal and state governmental agencies, such receivables are not a credit risk because federal and state governments fund the related healthcare programs. Payment is primarily dependent upon submitting appropriate documentation. On June 30, 2026 and December 31, 2025, receivable balances (net of explicit and implicit price concessions) from Medicare and Medicaid were 7.3% and 5.2%, respectively, of our consolidated Accounts receivable, net. The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At both June 30, 2026 and December 31, 2025, receivables due from patients represented approximately 1.5%, of our consolidated Accounts receivable, net.

We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for credit losses was $2.4 million as of June 30, 2026, and $2.1 million as of December 31, 2025. The credit loss expense for the three and six months ended June 30, 2026 was $219.5 thousand and $383.3 thousand, respectively. The credit loss expense for the three and six months ended June 30, 2025 was $121.6 thousand and $333.6 thousand, respectively.

Accounts receivable included $1.9 million of revenue earned under the BARDA Contract (as defined in Note 14) as of June 30, 2026, and $2.3 million under this contract as of December 31, 2025. Refer to Note 13, Government Contract Revenue for further information on government contracts and to Note 14, Strategic Alliances for further information on the BARDA Contract.

Stock Repurchase Program. On July 18, 2024, the Company announced that its Board of Directors authorized a stock repurchase program for up to $100.0 million of the Company's common stock, $0.01 par value per share ("Common Stock"), which the Board of Directors subsequently increased by $100.0 million in April 2025, bringing total capacity to $200.0 million. As previously reported in the Company’s Form 10‑K for the year ended December 31, 2025, the Company had repurchased 60,383,629 shares of Common Stock under the program for an aggregate cost of approximately $87.2 million as of December 31, 2025. During the six months ended June 30, 2026, the Company repurchased an additional 9,835,105 shares of Common Stock at an average price of $1.39 per share, for an aggregate cost of approximately $13.2 million. Of these repurchased shares, 9,310,105 were retired prior to June 30, 2026, and 525,000 were retired in July 2026. As of June 30, 2026, the total cost of repurchases under the program was approximately $105.3 million.

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

Equity-based compensation. We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. For the three and six months ended June 30, 2026, we recorded $2.2 million and $5.0 million, respectively, of equity-based compensation expense. For the three and six months ended June 30, 2025, we recorded $2.2 million and $4.8 million, respectively, of equity-based compensation expense.

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

Foreign currency translation. The financial statements of certain of our foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are generally translated at the rate of exchange to the U.S. dollar on the balance sheet date. The local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of Other income (expense), net within the Condensed Consolidated Statement of Operations and foreign currency translation gains (losses) have been included as a component of the Condensed Consolidated Statement of Comprehensive Income (Loss). For the three and six months ended June 30, 2026, we recorded foreign currency transaction income of $0.1 million and $1.4 million, respectively. For the three and six months ended June 30, 2025, we recorded foreign currency transaction loss of $2.6 million and $2.5 million, respectively.

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

A total of 110,081,119 and 126,349,239 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the three months ended June 30, 2026 and 2025, respectively, because their inclusion would have been antidilutive. A total of 109,739,192 and 216,845,048 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the six months ended June 30, 2026 and 2025, respectively, because their inclusion would have been antidilutive.

During the three and six months ended June 30, 2026, no options were exercised, and 847,655 restricted stock units vested, resulting in the issuance of 546,074 shares of Common Stock.

During the three months ended June 30, 2025, 1,250 options were exercised, and 553,822 restricted stock units vested, resulting in the issuance of 384,606 shares of Common Stock.

During the six months ended June 30, 2025, 57,500 options were exercised, and 553,822 restricted stock units vested, resulting in the issuance of 440,856 shares of Common Stock.

NOTE 5 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	June 30,	December 31,
(In thousands)	2026	2025
Accounts receivable, net:
Accounts receivable	$84,270	$92,325
Less: allowance for credit losses	(2,384)	(2,070)
	$81,886	$90,255
Inventories, net:
Consumable supplies	$11,858	$13,090
Finished products	40,010	43,994
Work in-process	2,290	726
Raw materials	11,478	11,529
Less: inventory reserve	(3,785)	(3,516)
	$61,851	$65,823
Other current assets and prepaid expenses:
Escrow receivable	$19,653	$19,411
Taxes recoverable	7,838	11,842
Prepaid expenses	9,516	9,423
Prepaid insurance	3,357	3,276
Other receivables	5,537	4,609
Other	9,837	8,168
	$55,738	$56,729
Intangible assets, net:
Customer relationships	$185,785	$186,865
Technologies	806,790	811,986
Trade names	49,363	49,374
Covenants not to compete	11,421	11,426
Licenses	6,409	6,422
Product registrations	6,710	6,885
Other	7,314	7,518
Less: accumulated amortization	(596,226)	(564,200)
	$477,566	$516,276
Accrued expenses:
Employee benefits and severance	$28,956	$33,777
Clinical trials	5,599	4,372
Commitments and contingencies	2,922	3,529
Accrued interest	3,208	5,439
Gross to net provision	5,434	5,897
Inventory received but not invoiced	1,475	4,098
Finance leases short-term	1,388	1,690
Professional fees	1,398	1,455
Taxes payable	6,431	3,595
Royalties	675	1,197
Commissions	968	1,047
Other	19,303	18,310
	$77,757	$84,406
Other long-term liabilities:
Employee severance	$1,175	$5,540
Mortgages and other debts payable	1,782	2,262
Finance leases long-term	2,655	3,394
Other	11,387	11,603
	$16,999	$22,799

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

Changes in value of the intangible assets and goodwill during the six months ended June 30, 2026 and 2025 were primarily due to foreign currency fluctuations between the Chilean Peso, and the Euro against the U.S. dollar.

The following table summarizes the changes in Goodwill by reporting unit during the six months ended June 30, 2026.

	2026
(In thousands)	Gross goodwill at January 1, 2026	Cumulative impairment at January 1	Foreign exchange and other	Balance at June 30, 2026
Pharmaceuticals
CURNA	$4,827	$(4,827)	$—	$—
Rayaldee	89,510	—	(2,473)	87,037
FineTech	11,698	(11,698)	—	—
ModeX	80,260	—	—	80,260
OPKO Biologics	139,784	—	—	139,784
OPKO Chile	3,553	—	(82)	3,471
OPKO Health Europe	7,740	—	(219)	7,521
OPKO Mexico	100	(100)	—	—
Transition Therapeutics	3,421	(3,421)	—	—

Diagnostics
BioReference	163,442	—	—	163,442
OPKO Diagnostics	17,977	(17,977)	—	—
	$522,312	$(38,023)	$(2,774)	$481,515

NOTE 6 INVESTMENTS

Investments

The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of June 30, 2026 and December 31, 2025:

(in thousands)	As of June 30, 2026		As of December 31, 2025
Investment type	Investment Carrying Value	Underlying Equity in Net Assets	Investment Carrying Value	Underlying Equity in Net Assets
Equity securities	$8,050	$—	$9,268	$—
Equity Method	—	1,331	—	1,555
Equity securities with no readily determinable fair value	31,409	—	4,139	—
Variable interest entity, equity method	755	—	758	—
Warrants and options	3	—	3	—
Total carrying value of investments	$40,217		$14,168

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

We hold equity securities in Entera Bio Ltd. (“Entera”) (7.5%) (see Note 14 for further information), Niagen Bioscience, Inc. (“Niagen” formally known as ChromaDex Corporation) (0.04%), Eloxx Pharmaceuticals, Inc. (“Eloxx”) (1%), Xenetic Biosciences, Inc. (“Xenetic”) (1%), BioCardia ("BioCardia") (0.13%), and CAMP4 Therapeutics Corporation (“CAMP4”) (1%). Our investment in HealthSnap, Inc. (4%) is accounted for under the measurement alternative for equity securities without readily determinable fair values.

During the six months ended June 30, 2026, we received approximately 20.5 million Series A-2 Preferred Shares of Nicoya Therapeutics Cayman, the parent company of NICOYA Macau Limited (“Nicoya”), representing approximately 13.9% of the outstanding equity interests of Nicoya Therapeutics Cayman as of June 30, 2026. Pursuant to the amended license agreement and related subscription agreement, we are contractually entitled to receive additional shares that would increase our ownership interest to approximately 15%, and we have recorded a receivable (contract asset) for the value of such shares. The investment is accounted for under the measurement alternative for equity securities without readily determinable fair values (see Note 14 for further information).

Net gains and losses on our equity securities for the six months ended June 30, 2026 and 2025 were as follows:

	For the six months ended June 30,
(in thousands)	2026	2025
Equity Securities:
Net gains and losses recognized during the period on equity securities	$(1,217)	$2,460
Less: Net gains and losses realized during the period on equity securities	—	(3,938)
Unrealized net gains and losses recognized during the period on equity securities still held at the reporting date	$(1,217)	$(1,478)

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

Zebra

We owned 1,260,000 shares of Zebra’s Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29%) at June 30, 2026 and December 31, 2025. Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a former member of our Board of Directors, was a founder of Zebra. Dr. Frost serves as a member of Zebra’s Board of Directors.

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

Warrants and options

In addition to our equity method investments and equity securities, we hold options to purchase 47 thousand additional shares of BioCardia, Inc., all of which were vested as of June 30, 2026 and December 31, 2025. We recorded the changes in the fair value of the options and warrants in fair value changes of derivative instruments, net in our Condensed Consolidated Statement of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Condensed Consolidated Balance Sheet. See further discussion of the Company’s options and warrants in Note 9 and Note 10.

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

The aggregate amount of assets, liabilities, and net losses of these equity method investees as of and for the six months ended June 30, 2026 were $41.9 million, $17.0 million, and $6.4 million, respectively. The aggregate amount of assets, liabilities, and net losses of our equity method investees as of and for the year ended December 31, 2025 were $48.9 million, $17.5 million, and $13.9 million, respectively. We have determined that we or our related parties have the ability to exercise significant influence over our equity method investments through our board representation or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market prices of their respective shares of common stock and the number of shares held by us as of June 30, 2026 and December 31, 2025 was $0.3 million and $0.2 million, respectively.

NOTE 7 DEBT

As of June 30, 2026 and December 31, 2025, our debt consisted of the following:

	June 30,	December 31,
(In thousands)	2026	2025
2044 Royalty Financing	$246,854	$246,433
2029 Convertible Notes	89,807	84,970
2033 Senior Notes	50	50
Chilean and Spanish lines of credit	9,646	8,515
Current portion of notes payable	912	1,736
Long term portion of notes payable	1,781	2,262
Total	$349,050	$343,966

Balance sheet captions
Long term portion of convertible notes	$89,857	$85,020
Current portion of lines of credit and notes payable	10,558	10,251
Long Term notes payable included in long-term liabilities	248,635	248,695
Total	$349,050	$343,966

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

On April 1, 2025, the Company completed privately negotiated exchange transactions (the “Note Exchange Transactions”) pursuant to which the Company exchanged an aggregate of $159.2 million principal amount of its 2029 Convertible 144A Notes, for an aggregate of 121,437,998 shares of its Common Stock and approximately $63.5 million in cash, inclusive of accrued and unpaid interest. The exchanged 2029 Convertible 144A Notes were retired and are no longer outstanding upon closing. The Company accounted for the Note Exchange Transactions as an induced conversion in accordance with ASU 2024-04, resulting in a total charge recorded within Other loss, net in the Condensed Consolidated Statements of Operations. This charge comprised an induced conversion expense of $32.6 million and a loss on extinguishment of $59.1 million. The loss on extinguishment consisted of $54.7 million in unamortized debt discount and $4.4 million in debt issuance costs associated with the retired notes.

As of June 30, 2026 the 2029 Convertible Notes were not convertible. Holders may convert their 2029 Convertible Notes at their option prior to the close of business on the business day immediately preceding September 15, 2028 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2024 (and only during such calendar quarter), if the last reported sale price of our Common Stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five consecutive business day period after any ten consecutive trading day period (the “convertible note measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the convertible note measurement period was less than 98% of the product of the last reported sale price of our Common Stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events specified in the indenture governing the 2029 Convertible Notes. On or after September 15, 2028, until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing conditions. Upon conversion of a note, we will pay or deliver, as the case may be, cash, shares of our Common Stock or a combination of cash and shares of our Common Stock, at our election.

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

The following table sets forth information related to the 2029 Convertible Notes which is included in our Condensed Consolidated Balance Sheet as of June 30, 2026:

(In thousands)	2029 Convertible Notes	Discount	Debt Issuance costs	Total
Balance at December 31, 2025	$121,373	$(35,287)	$(1,116)	$84,970
Amortization of debt discount and debt issuance costs	—	4,657	180	4,837
Balance at June 30, 2026	$121,373	$(30,630)	$(936)	$89,807

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

International Line of Credit Agreements

The Company has line of credit agreements with 13 other financial institutions as of June 30, 2026, and December 31, 2025, in the U.S., Chile and Spain. These lines of credit are used primarily as sources of working capital for inventory purchases.

The following table summarizes the amounts outstanding under the Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
	Interest rate on borrowings at	Credit line	June 30,	December 31,
Lender	June 30, 2026	capacity	2026	2025
Itau Bank	5.50%	$2,363	$438	$459
Bank of Chile	6.60%	2,500	1,710	1,165
BICE Bank	5.50%	2,500	924	1,046
Scotiabank	5.00%	5,500	3,480	2,091
Santander Bank	5.50%	5,000	598	873
Security Bank	5.50%	1,400	—	—
Estado Bank	5.50%	4,000	2,282	1,351
BCI Bank	5.00%	2,500	214	330
Internacional Bank	5.50%	1,500	—	1,022
Consorcio Bank	5.00%	2,000	—	178
Banco De Sabadell	1.75%	570	—	—
Santander Bank	5.36%	570	—	—
Total		$30,403	$9,646	$8,515

At June 30, 2026 and December 31, 2025, the weighted average interest rate on our lines of credit was approximately 5.5% and 5.5%, respectively.

At June 30, 2026 and December 31, 2025, we had notes payable and other debt (excluding the 2033 Senior Notes, the 2023 Convertible Notes, the 2025 Notes, and amounts outstanding under the lines of credit described above) as follows:

	June 30,	December 31,
(In thousands)	2026	2025
Current portion of notes payable	$912	$1,736
Other long-term liabilities	1,781	2,262
Total	$2,693	$3,998

The notes and other debt mature at various dates ranging from 2025 through 2032, bearing variable interest rates from 0.9% up to 4.9%. The weighted average interest rate on the notes and other debt was 2.0% on June 30, 2026 and 1.8% on December 31, 2025. The notes are partially secured by our office space in Barcelona.

NOTE 8 ACCUMULATED OTHER COMPREHENSIVE LOSS

For the six months ended June 30, 2026, changes in Accumulated other comprehensive loss, net of tax, were as follows:

Foreign
currency
(In thousands)	translation
Balance at December 31, 2025	$(21,017)
Other comprehensive loss	(7,376)
Balance at June 30, 2026	$(28,393)

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

As of June 30, 2026, our financial assets measured at fair value included equity securities, forward foreign currency exchange contracts for inventory purchases (refer to Note 10), options related to our BioCardia investment and consulting agreement (recorded at fair value), and restricted cash collateralized by money market funds, the latter being measured at fair value as a Level 1 financial instrument.

Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of June 30, 2026
	Quoted
	prices in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$157,414	$—	$—	$157,414
Equity securities	8,050	—	—	8,050
Common stock options	—	3	—	3
Forward contracts	—	223	—	223
Total assets	$165,464	$226	$—	$165,690

	Fair value measurements as of December 31, 2025
	Quoted
	prices in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$230,625	$—	$—	$230,625
Equity securities	9,268	—	—	9,268
Common stock options/warrants	—	3	—	3
Total assets	$239,893	$3	$—	$239,896
Liabilities:
Forward contracts	—	230	—	230
Total liabilities	$—	$230	$—	$230

The table below presents the carrying amount, estimated fair value, and applicable fair value hierarchy tiers for our 2029 Convertible Notes. The fair value for these notes is determined using directly observable inputs other than quoted prices in active markets.

	June 30, 2026
	Carrying	Total
(In thousands)	Value	Fair Value	Level 1	Level 2	Level 3
2029 Convertible Notes	$89,807	$152,650	$—	$152,650	$—

There have been no transfers between Level 1 and Level 2 and no transfers to Level 3 of the fair value hierarchy.

NOTE 10 DERIVATIVE CONTRACTS

The following table summarizes the fair values and the presentation of our derivative financial instruments in the Condensed Consolidated Balance Sheets:

	Balance Sheet	June 30,	December 31,
(In thousands)	Component	2026	2025
Derivative financial instruments:
Common Stock options/warrants	Investments, net	$3	$3
Forward contracts	Unrealized gains on forward contracts are recorded in other current assets and prepaid expenses.	$223	$(230)

We enter into foreign currency forward exchange contracts with respect to the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.

To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At June 30, 2026 and December 31, 2025, our derivative financial instruments did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in fair value of derivative instruments, net in our Condensed Consolidated Statement of Operations.

The following table summarizes the losses and gains recorded for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2026	2025	2026	2025
Derivative gain (loss):
Forward contracts	$(65)	$16	$(363)	$(257)
Total	$(65)	$16	$(363)	$(257)

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

We hold investments in Zebra (ownership 29%), Niagen (0.04%), COCP (2%), NIMS (1%), Eloxx (1%), and LeaderMed (47%). These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. We previously held an investment in GeneDx (Nasdaq: WGS), which represented a 2.2% ownership interest as of December 31, 2025, obtained as a result of our sale of GeneDx, Inc. and subsequent participation in an underwritten offering by GeneDx. Richard Pfenniger who sits on our Board of Directors also sits on the Board of Directors of GeneDx. We sold our remaining investment in GeneDx during the first quarter of 2025.

Dr. Elias Zerhouni, our Vice Chairman and President, sits on the board of directors of Danaher Corporation (“Danaher”). Our subsidiary, BioReference, routinely procures products and services from several subsidiaries of Danaher, including Beckman Coulter, Integrated DNA Technologies Inc., and Leica Microsystems Inc., to which BioReference has paid $839 thousand, $3 thousand, and $255 thousand, respectively, during the six months ended June 30, 2026.

We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the three and six months ended June 30, 2026, we reimbursed or accrued $47 thousand for Company-related travel by Dr. Frost and other OPKO executives. For the three and six months ended June 30, 2025, no amount was reimbursed or accrued for Company-related travel by Dr. Frost and other OPKO executives.

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

At June 30, 2026, we were committed to make future purchases for inventory and other items during the remainder of 2026 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating approximately $40.9 million.

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

The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue for the period during which the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. For the six months ended June 30, 2026, we recorded $0.1 million of positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods, primarily due to favorable shifts in the composition of our client and patient pay mix. For the six months ended June 30, 2025, we recorded $0.7 million of negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods, primarily due to shifts in the composition of our client mix.

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

Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of June 30, 2026 and December 31, 2025, we had liabilities of approximately $1.8 million and $2.1 million, respectively, within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.

The composition of revenue from services by payor for the six months ended June 30, 2026 and 2025 was as follows:

	Three months ended June 30,
(In thousands)	2026	2025
Healthcare insurers	$49,990	$58,478
Government payers	9,169	17,102
Client payers	13,132	23,168
Patients	2,258	2,353
Total	$74,549	$101,101

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

We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the three and six months ended June 30, 2026, we recognized $8.1 million and $14.4 million, respectively, in net product revenue from sales of Rayaldee. For the three and six months ended June 30, 2025, we recognized $7.2 million and $13.5 million, respectively, in net product revenue from sales of Rayaldee.

The following table presents an analysis of Rayaldee product sales allowances and accruals for the six months ended June 30, 2026 and 2025:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at March 31, 2026	$1,360	$4,568	$2,546	$8,474
Provision related to current period sales	2,965	2,879	285	6,129
Credits or payments made	(2,950)	(3,370)	(144)	(6,464)
Balance at June 30, 2026	$1,375	$4,077	$2,687	$8,139

Total gross Rayaldee sales				$14,262
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				43%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2025	$1,374	$4,511	$2,547	$8,432
Provision related to current period sales	5,889	6,239	541	12,669
Credits or payments made	(5,888)	(6,673)	(401)	(12,962)
Balance at June 30, 2026	$1,375	$4,077	$2,687	$8,139

Total gross Rayaldee sales				$27,066
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				47%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at March 31, 2025	$1,228	$3,851	$2,478	$7,557
Provision related to current period sales	3,173	3,858	291	7,322
Credits or payments made	(3,161)	(3,583)	(452)	(7,196)
Balance at June 30, 2025	$1,240	$4,126	$2,317	$7,683

Total gross Rayaldee sales				$14,528
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				50%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2024	$2,070	$5,365	$2,465	$9,900
Provision related to current period sales	6,258	7,292	553	14,103
Credits or payments made	(7,088)	(8,531)	(701)	(16,320)
Balance at June 30, 2025	$1,240	$4,126	$2,317	$7,683

Total gross Rayaldee sales				$27,638
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				51%

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

Revenue from intellectual property and other increased by $31.1 million to $46.1 million, and by $32.8 million to $60.1 million, for the three and six months ended June 30, 2026, respectively, compared to $15.0 million and $27.2 million for the corresponding periods in 2025. The increases for both periods were primarily attributable to $29.4 million in revenue recognized from Series A-2 Preferred Shares received in connection with our investment in Nicoya (refer to Note 6 and Note 14). Also contributing to the increases was higher royalty income, including NGENLA® royalties of $6.4 million and $12.8 million for the three- and six-month periods, respectively, compared to $6.1 million and $10.6 million for the corresponding 2025 periods, as well as combined revenue from Eli Lilly and Regeneron of $4.3 million and $6.6 million for the respective three- and six-month periods (refer to Note 14). These increases were partially offset by a decrease in revenue recognized under the BARDA Contract (as defined in Note 14), which totaled $5.0 million and $9.0 million for the three and six months ended June 30, 2026, respectively, compared to $6.5 million and $13.5 million for the corresponding periods in 2025.

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

The Company concluded that research and development services performed under the BARDA Contract would be recognized as revenue when research and development services are performed to the extent of actual costs incurred including a fixed fee and will be reimbursed by BARDA. Costs incurred represent work performed, which corresponds with, and thereby best depicts, the transfer of control of the research and development to BARDA. Types of contract costs include labor, material, and third-party services. As such, the related BARDA revenue is recognized as revenue from transfer of intellectual property and other within the Company’s Consolidated Statements of Operations. For the six months ended June 30, 2026 and 2025, we recorded $9.0 million and $13.5 million, respectively, in revenue under the BARDA Contract. As of June 30, 2026, the aggregate amount of transaction price allocated to remaining performance obligations, excluding unexercised contract options, was $40.9 million. We expect to recognize this amount as revenue through February 2028.

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

As part of their strategic collaboration, ModeX and Merck have put in place a research plan to manage research and other development activities related to the development of a Vaccine or Product including a joint steering committee to facilitate the research program. As part of the research plan, they will use a third-party contract development and manufacturing organization to carry out such activities unless otherwise agreed. Development costs incurred by ModeX in furtherance of these development activities will be reimbursed by Merck. To date, we have spent $27.1 million of development costs related to the Epstein -Barr Virus, for which Merck has provided, or will provide, reimbursement.

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

For the six months ended June 30, 2026, the Company recognized approximately $4.6 million as revenue from transfer of intellectual property and other within the Company’s Consolidated Statements of Operations related to the Eli Lilly Agreement.

NICOYA Macau Limited

On June 18, 2021, EirGen, our wholly owned subsidiary, and Nicoya, entered into a Development and License Agreement (the “Nicoya Agreement”) granting Nicoya the exclusive rights for the development and commercialization of extended release calcifediol (the “Nicoya Product”) in Greater China, which includes mainland China, Hong Kong, Macau, and Taiwan

(collectively, the “Nicoya Territory”). Extended release calcifediol is marketed in the U.S. by OPKO under the tradename Rayaldee. The license grant to Nicoya covers the therapeutic and preventative use of the Nicoya Product for SHPT in non-dialysis and hemodialysis chronic kidney disease patients (the “Nicoya Field”).

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

On April 30, 2026, EirGen and Nicoya entered into a second amendment to the agreement. Pursuant to the amendment, the parties expanded the scope of the licensed field beyond the original indication, modified certain manufacturing-related rights in the territory, and reduced future royalty rates payable by Nicoya. As consideration for the amendment, EirGen received a 15% equity interest in Nicoya Therapeutics Cayman, Nicoya's parent company. During the three and six months ended June 30, 2026, the Company recognized approximately $29.4 million of revenue from transfer of intellectual property and other related to the fair value of the equity interest received under the amended agreement. As of June 30, 2026, the Company held a 15% ownership interest in Nicoya Therapeutics Cayman. Following the amendment, EirGen remains eligible to receive up to an additional $115 million upon the achievement of certain development, regulatory and sales-based milestones, as well as tiered royalty payments on net product sales in the Nicoya Territory.

Nicoya is, at its sole cost and expense, responsible for performing all development activities necessary to obtain all regulatory approvals for the Nicoya Product in the Nicoya Territory and will be responsible for all commercial activities pertaining to the Nicoya Product in the Nicoya Territory.

Unless earlier terminated, the Nicoya Agreement will remain in effect until such time as all royalty payment terms and extended payment terms have expired, and Nicoya shall have no further payment obligations to EirGen under the terms of the Nicoya Agreement. Nicoya’s royalty obligations expire on the later of (i) expiration of the last to expire valid patent claim covering the Nicoya Product sold in the Nicoya Territory, (ii) expiration of all regulatory and data exclusivity applicable to the Nicoya Product in the Nicoya Territory, and (iii) on a product-by-product basis, 10 years after such Nicoya Product’s first commercial sale in the Nicoya Territory. In addition to termination rights for material breach and bankruptcy, Nicoya is permitted to terminate the Nicoya Agreement after a specified notice period.

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

We recognized the non-refundable $295.0 million upfront payments as revenue as the research and development services were completed. As of June 30, 2026 and December 31, 2025, we had no contract liabilities related to the Pfizer Transaction.

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

The tables below present information about reported segments, unallocated corporate operations as well as geographic information for the six months ended June 30, 2026 and 2025:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2026	2025	2026	2025
Revenue from services:
Pharmaceutical	$—	$—	$—	$—
Diagnostics	74,549	101,101	146,735	203,945
Corporate	—	—	—	—
	$74,549	$101,101	$146,735	$203,945
Revenue from products:
Pharmaceutical	$42,941	$40,743	$80,984	$75,585
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$42,941	$40,743	$80,984	$75,585
Revenue from transfer of intellectual property and other:
Pharmaceutical	$46,090	$14,963	$60,058	$27,229
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$46,090	$14,963	$60,058	$27,229
Cost of revenue:
Pharmaceutical	$25,101	$25,022	$47,399	$47,836
Diagnostics	58,462	82,383	114,604	166,901
Corporate	—	—	—	—
	$83,563	$107,405	$162,003	$214,737
Gross margin:
Pharmaceutical	$63,930	$30,684	$93,643	$54,978
Diagnostics	16,087	18,718	32,131	37,044
Corporate	—	—	—	—
	$80,017	$49,402	$125,774	$92,022
Selling, general and administrative:
Pharmaceutical	$13,916	$13,197	$28,121	$25,907
Diagnostics	26,574	33,369	52,725	71,325
Corporate	12,434	13,031	20,685	21,451
	$52,924	$59,597	$101,531	$118,683
Research and development:
Pharmaceutical	$32,739	$29,778	$61,492	$60,016
Diagnostics	294	484	606	1,022
Corporate	133	80	267	145
	$33,166	$30,342	$62,365	$61,183
Amortization of intangible assets:
Pharmaceutical	$16,436	$16,415	$32,869	$32,525
Diagnostics	2,533	3,029	5,066	6,779
Corporate	—	—	—	—
	$18,969	$19,444	$37,935	$39,304
Other segment items:
Pharmaceutical	$—	$—	$—	$—
Diagnostics	(18,070)	—	(18,070)	—
Corporate	—	—	—	—
	$(18,070)	$—	$(18,070)	$—
Segment operating loss:
Pharmaceutical	$839	$(28,706)	$(28,839)	$(63,470)
Diagnostics	4,756	(18,164)	(8,196)	(42,082)
Corporate	(12,567)	(13,111)	(20,952)	(21,596)
	$(6,972)	$(59,981)	$(57,987)	$(127,148)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Depreciation and amortization:
Pharmaceutical	$18,511	$18,142	$36,770	$35,930
Diagnostics	3,883	4,885	7,810	10,584
Corporate	15	—	29	—
	$22,409	$23,027	$44,609	$46,514
Revenues:
United States	$88,809	$114,884	$172,313	$231,091
Ireland	41,663	11,742	51,343	17,221
Chile	16,429	16,003	31,299	30,535
Spain	8,451	6,724	16,501	13,164
Israel	—	139	(0)	212
Mexico	7,042	6,297	13,982	12,526
Other	1,186	1,018	2,339	2,010
	$163,580	$156,807	$287,777	$306,759

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

	June 30,	December 31,
(In thousands)	2026	2025
Assets:
Pharmaceutical	$1,276,391	$1,326,400
Diagnostics	347,510	349,095
Corporate	205,552	256,449
	$1,829,453	$1,931,944
Goodwill:
Pharmaceutical	$318,073	$320,847
Diagnostics	163,442	163,442
	$481,515	$484,289

No customer represented more than 10% of our total consolidated revenue for the six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, no customer represented more than 10% of our accounts receivable balance.

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

The following table presents the lease balances within the Condensed Consolidated Balance Sheet as of June 30, 2026 and December 31, 2025:

(in thousands)	Classification on the Balance Sheet	June 30, 2026	December 31, 2025
Assets
Operating lease assets	Operating lease right-of-use assets	$43,971	$46,930
Finance lease assets	Property, plant and equipment, net	4,043	5,084

Liabilities
Current
Operating lease liabilities	Current maturities of operating leases	11,009	10,917
Accrued expenses	Current maturities of finance leases	1,388	1,690
Long-term
Operating lease liabilities	Operating lease liabilities	33,980	36,815
Other long-term liabilities	Finance lease liabilities	$2,655	$3,394

Weighted average remaining lease term
Operating leases (in years)		5.6	6.1
Finance leases (in years)		8.0	7.1
Weighted average discount rate
Operating leases		7.3%	7.2%
Finance leases		4.4%	4.7%

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on our Condensed Consolidated Balance Sheet as of June 30, 2026:

(in thousands)	Operating	Finance
July 1, 2026 through December 31, 2026	$5,783	$799
2027	10,911	1,122
2028	9,605	258
2029	7,862	251
2030	6,354	246
Thereafter	13,693	1,762
Total undiscounted future minimum lease payments	54,208	4,438
Less: Difference between lease payments and discounted lease liabilities	9,219	395
Total lease liabilities	$44,989	$4,043

Expense under operating leases and finance leases was $8.5 million and $0.4 million, respectively, for the six months ended June 30, 2026, which included $0.7 million of variable lease costs. Expense under operating leases and finance leases was $13.0 million and $0.6 million, respectively, for the six months ended June 30, 2025, which included $0.7 million of variable lease costs. Operating lease costs and finance lease costs are included within Operating loss in the Condensed Consolidated Statement of Operations. Short-term lease costs were not material.

Supplemental cash flow information is as follows:

	For the six months ended June 30,
(in thousands)	2026	2025
Operating cash out flows from operating leases	$7,596	$7,711
Operating cash out flows from finance leases	63	111
Financing cash out flows from finance leases	821	566
Total	$8,480	$8,388

NOTE 17 SUBSEQUENT EVENTS

We have evaluated all subsequent events and transactions that occurred after the date of our June 30, 2026. Condensed Consolidated Balance Sheet through the date these financial statements were issued. There were no material subsequent events that required recognition or additional disclosure in these Condensed Consolidated Financial Statements.

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

Through our pharmaceutical business, we also manufacture and sell Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency. Rayaldee has secured marketing authorizations in 11 European countries, and we are advancing its commercialization in mainland China through our strategic partner.

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

RECENT DEVELOPMENTS

Nicoya Amendment

On April 30, 2026, EirGen entered into a second amendment to its license agreement with NICOYA Macau Limited ("Nicoya") relating to the development and commercialization of Rayaldee® in Greater China. Under the amended agreement, the parties expanded the scope of the licensed field and revised certain commercial terms. As partial consideration for the reduction in future royalty rates, EirGen received a 15% equity interest in Nicoya Therapeutics Cayman, Nicoya's parent company. We believe the transaction enhances our long-term participation in the potential value of the Rayaldee franchise in Greater China while maintaining our strategic relationship with Nicoya as it progresses toward broader commercialization in the region.

Completion of the Oncology Transaction

In September 2025, we completed the sale of BioReference’s oncology diagnostics business and related clinical testing services to Labcorp for $192.5 million in cash (the “Oncology Transaction”). As a result of this divestiture, our results of operations for the three and six months ended June 30, 2026 are not directly comparable to the prior year periods, which included the operations of the divested assets. Under the purchase agreement in respect of the Oncology Transaction, we had been entitled to receive up to $32.5 million of performance based earnout consideration, and, during the second quarter of 2026, we received $18.4 million in cash, representing the total earnout amount earned and payable under such purchase agreement. No further earnout consideration is expected to be received.

Stock Repurchase Program

On April 4, 2025, the Company announced that its Board of Directors authorized an increase of $100.0 million to the Company’s existing Common Stock repurchase program, originally established on July 18, 2024, increasing the program’s aggregate capacity to $200.0 million. As previously reported in the Company’s Form 10‑K, the Company had repurchased 60,383,629 shares of Common Stock for an aggregate cost of approximately $87.2 million as of December 31, 2025. During the six months ended June 30, 2026, the Company repurchased an additional 9,835,105 shares of Common Stock at an average price of $1.39 per share, for an aggregate cost of approximately $13.2 million. Of these repurchased shares, 9,310,105 were retired prior to June 30, 2026, and 525,000 were retired in July 2026. As of June 30, 2026, the total cost of repurchases under the program was approximately $105.3 million.

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

These new measures did not have a material impact on our results of operations for the six months ended June 30, 2026. We are continuing to monitor the implementation of these trade policies and evaluate their potential effect on our global supply chain and future financial results.

RESULTS OF OPERATIONS

Foreign Currency Exchange Rates

Approximately 33.3% of our revenue for the six months ended June 30, 2026, was denominated in currencies other than the U.S. Dollar (USD). This compares to 24.5% for the same period in 2025. Our financial statements are reported in USD; therefore, fluctuations in exchange rates affect the translation of foreign-denominated revenue and expenses. During the six months ended June 30, 2026 and the year ended December 31, 2025, our most significant currency exchange rate exposures were to the Chilean Peso and Euro. Gross accumulated currency translation adjustments, recorded as a separate component of shareholders’ equity, totaled $25.0 million and $17.6 million at June 30, 2026 and December 31, 2025, respectively.

We are subject to foreign currency transaction risk due to fluctuations in exchange rates between the time a transaction is initiated and settled. To mitigate this risk, we use foreign currency forward contracts. These contracts fix an exchange rate, allowing us to offset potential losses (or gains) caused by exchange rate changes at the settlement date. As of June 30, 2026, we held $6.8 million in open foreign exchange forward contracts related to inventory purchases on letters of credit, compared to $13.6 million in open contracts as of December 31, 2025.

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

Our consolidated income from operations for the three months ended June 30, 2026 and 2025 was as follows:

	For the three months ended June 30,
(In thousands)	2026	2025	Change	% Change
Revenues:
Revenue from services	$74,549	$101,101	$(26,552)	(26)%
Revenue from products	42,941	40,743	2,198	5%
Revenue from transfer of intellectual property and other	46,090	14,963	31,127	208%
Total revenues	163,580	156,807	6,773	4%
Costs and expenses:
Cost of revenue	83,563	107,405	(23,842)	(22)%
Selling, general and administrative	52,924	59,597	(6,673)	(11)%
Research and development	33,166	30,342	2,824	9%
Amortization of intangible assets	18,969	19,444	(475)	(2)%
Gain on sale of assets	(18,070)	—	(18,070)	(100)%
Total costs and expenses	170,552	216,788	(46,236)	(21)%
Loss from operations	$(6,972)	$(59,981)	$53,009	88%

Diagnostics

	For the three months ended June 30,
(In thousands)	2026	2025	Change	% Change
Revenues
Revenue from services	$74,549	$101,101	$(26,552)	(26)%
Total revenues	74,549	101,101	(26,552)	(26)%
Costs and expenses:
Cost of revenue	58,462	82,383	(23,921)	(29)%
Selling, general and administrative	26,574	33,369	(6,795)	(20)%
Research and development	294	484	(190)	(39)%
Amortization of intangible assets	2,533	3,029	(496)	(16)%
Gain on sale of assets	(18,070)	—	(18,070)	(100)%
Total costs and expenses	69,793	119,265	(49,472)	(41)%
Loss from operations	$4,756	$(18,164)	$22,920	126%

Revenue. Revenue from services for the three months ended June 30, 2026 decreased by approximately $26.6 million, a decrease of 26.3% compared to the same period in 2025. This decline was primarily attributable to a $24.9 million reduction in revenue resulting from the completion of the Oncology Transaction in September 2025. The remaining $1.7 million decreased primarily due to test mix changes as we continued to see the impact of shifting certain unprofitable but higher priced esoteric testing to our strategic partners.

Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue for the period during which the related services are rendered. For the three months ended June 30, 2026, we recorded $0.9 million of negative revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods, primarily due to shifts in the composition of our client and patient pay mix. For the three months ended June 30, 2025, we recorded $0.8 million of positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods, mainly due to the composition of client pay mix.

The composition of revenue from services by payor for the three months ended June 30, 2026 and 2025 was as follows:

	Three months ended June 30,
(In thousands)	2026	2025
Healthcare insurers	$49,990	$58,478
Government payers	9,169	17,102
Client payers	13,132	23,168
Patients	2,258	2,353
Total	$74,549	$101,101

Cost of revenue. Cost of revenue for the three months ended June 30, 2026 decreased $23.9 million, a decrease of 29.0% compared to the three months ended June 30, 2025. Of this decrease, $23.1 million was due to the divestiture effected by the Oncology Transaction in September 2025. The remaining decrease was primarily attributable to a reduction in clinical activity costs driven by lower testing volumes.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2026 and 2025 were $26.6 million and $33.4 million, respectively, representing a decrease of 20.4% from the prior period. This decrease was driven by a $6.8 million reduction in costs associated with divested operations.

Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Three months ended June 30,
(In thousands)	2026	2025
Research and development employee-related expenses	$144	$310
Other internal research and development expenses	150	174
Total research and development expenses	$294	$484

The decrease in research and development expenses for the three months ended June 30, 2026 as compared to 2025 was primarily due to continued cost-reduction initiatives implemented at BioReference.

Amortization of intangible assets. Amortization of intangible assets was $2.5 million and $3.0 million, respectively, for the three months ended June 30, 2026 and 2025. This decrease was primarily due to the removal of amortizable intangible assets associated with the Oncology Transaction that closed during September 2025.

Gain on sale of assets. Gain on sale of assets for the three months ended June 30, 2026 was $18.1 million. This net gain comprised of $18.4 million representing the full amount of earnout consideration payable in connection with the Oncology Transaction, partially offset by approximately $0.3 million in related transaction costs.

Pharmaceuticals

	For the three months ended June 30,
(In thousands)	2026	2025	Change	% Change
Revenues:
Revenue from products	$42,941	$40,743	$2,198	5%
Revenue from transfer of intellectual property and other	46,090	14,963	31,127	208%
Total revenues	89,031	55,706	33,325	60%
Costs and expenses:
Cost of revenue	25,101	25,022	79	0%
Selling, general and administrative	13,916	13,197	719	5%
Research and development	32,739	29,778	2,961	10%
Amortization of intangible assets	16,436	16,415	21	0%
Total costs and expenses	88,192	84,412	3,780	4%
Loss from operations	$839	$(28,706)	$29,545	103%

Revenue from products. Revenue from products for the three months ended June 30, 2026 increased $2.2 million, or 5.4%, compared to the three months ended June 30, 2025. The increase was primarily driven by higher revenue within our Spanish and Mexican operations, as well as higher revenue from Rayaldee, which increased to $8.1 million for the three months ended June 30, 2026, compared to $7.2 million for the same period in 2025, primarily due to favorable gross-to-net adjustments. Revenue from our international operations benefited from a $1.8 million favorable impact from foreign currency exchange rates, predominantly related to our operations in Chile and Mexico, which was partially offset by a decrease of approximately $1.7 million in product revenue from other international operations, primarily related to our Ireland CDMO business.

Revenue from transfer of intellectual property and other. Revenue from intellectual property and other increased by $31.1 million to $46.1 million for the three months ended June 30, 2026 from $15.0 million for the same period last year. The increase was primarily driven by $29.4 million in revenue recognized from Series A-2 Preferred Shares received in connection with our investment in Nicoya (refer to Note 14 to our consolidated financial statements contained in this Quarterly Report on Form 10-Q), alongside higher royalty income and collaboration revenue. Royalty revenue included $6.4 million from NGENLA®, compared to $6.1 million in the 2025 period, and $3.2 million from Eli Lilly. Additionally, we recognized $1.1 million in collaboration revenue from Regeneron for the three months ended June 30, 2026. These increases were partially offset by a decrease in revenue recognized under the BARDA contract, which totaled $5.0 million for the three months ended June 30, 2026 compared to $6.5 million for the same period in 2025, as well as a $1.3 million decrease in contract manufacturers’ commercial milestones.

Cost of revenue. Cost of revenue for the three months ended June 30, 2026 increased $0.1 million, or 0.3%, compared to the three months ended June 30, 2025. The net increase was primarily driven by a $1.1 million unfavorable impact from foreign currency exchange rates, along with higher costs associated with our operations in Mexico and Spain resulting from higher sales volumes. These increases were offset by lower costs within our operations in Chile and Finetech, primarily driven by lower sales volumes.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2026 and 2025 were $13.9 million and $13.2 million, respectively, an increase of 5.4% from the prior year period. This increase was primarily driven by a $0.4 million unfavorable impact from foreign currency exchange rates and slightly higher employee-related costs across our pharmaceutical operations.

Research and development expenses. Research and development expenses for the three months ended June 30, 2026 and 2025 were $32.7 million and $29.8 million, respectively, an increase of 9.9% from the prior year period. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Three months ended June 30,
(In thousands)	2026	2025
External expenses:
Manufacturing expense for biological products	$10,173	$10,999
Phase 3 studies	—	15
Post-marketing studies	2	6
Earlier-stage programs	9,307	8,524
Research and development employee-related expenses	11,131	10,173
Other internal research and development expenses	2,214	1,848
Third-party grants and funding from collaboration agreements	(88)	(1,787)
Total research and development expenses	$32,739	$29,778

This overall increase reflects our continued strategic investment in our pre-clinical pipeline, partially offset by the timing of activities and program discontinuations under the BARDA contract. This increase was primarily driven by a $1.7 million reduction in third-party grants and funding from collaboration agreements compared to the prior year period. Additionally, the net increase was driven by a $1.0 million increase in employee-related expenses, an $0.8 million increase in external expenditures related to our earlier-stage programs, and a $0.4 million increase in other internal research and development expenses. These increases were partially offset by an $0.8 million decrease in manufacturing expenses for biological products, which was largely associated with the timing of activities and program discontinuations under the BARDA COVID and BARDA FLU contract.

Amortization of intangible assets. Amortization of intangible assets was $16.4 million and $16.1 million for the three months ended June 30, 2026 and 2025. The expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years.

Corporate

	For the three months ended June 30,
(In thousands)	2026	2025	Change	% Change
Costs and expenses:
Selling, general and administrative	$12,434	$13,031	$(597)	(5)%
Research and development	133	80	53	66%
Total costs and expenses	12,567	13,111	(544)	(4)%
Loss from operations	$(12,567)	$(13,111)	$544	4%

Operating loss for our unallocated corporate operations was $12.6 million for the three months ended June 30, 2026, compared to $13.1 million for the same period in 2025. While these results primarily reflect general and administrative expenses incurred in connection with our corporate operations, the slight decrease in the loss was primarily driven by lower employee-related expenses compared to the prior year period.

Other

Interest income. Interest income for the three months ended June 30, 2026 and 2025 was $3.2 million and $3.3 million, respectively. The decrease in interest income was primarily driven by lower average interest rates and a lower average balance of cash and cash equivalents invested during the 2026 period compared to the prior year period.

Interest expense. Interest expense decreased to $11.4 million for the three months ended June 30, 2026, compared to $70.3 million for the same period of 2025. The decrease was primarily attributable to the absence of $59.1 million in charges recorded in the 2025 period, which consisted of the amortization of $54.7 million in unamortized debt discount and $4.4 million in debt issuance costs related to the Note Exchange Transactions (as defined in Note 7 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q).

Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the three months ended June 30, 2026 and 2025, was $65.0 thousand of expense and $16.0 thousand of income, respectively. This was principally related to foreign currency forward exchange contracts at OPKO Chile.

Other income (expense), net. Other income (expense), net changed by $37.3 million to a $1.8 million income for the three months ended June 30, 2026 compared to $35.5 million of expense for the prior year period. This was primarily driven by the absence of a $32.6 million inducement expense recorded in the 2025 period related to the Note Exchange Transactions (as defined in Note 7 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q). In addition, foreign currency impacts improved by $2.7 million, moving from a $2.6 million expense in the prior year period to $0.1 million of income in the current period.

Income tax benefit. Our income tax benefit for the three months ended June 30, 2026 and 2025 was $5.0 million and $14.1 million, respectively. While the U.S. federal statutory income tax rate is 21%, our consolidated effective tax rate for both periods differed from this rate primarily due to the relative mix of earnings and losses generated in the U.S. versus foreign tax jurisdictions, as well as the operating results in tax jurisdictions which do not result in a tax benefit.

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

Our consolidated income from operations for the six months ended June 30, 2026 and 2025 was as follows:

	For the six months ended June 30,
(In thousands)	2026	2025	Change	% Change
Revenues:
Revenue from services	$146,735	$203,945	$(57,210)	(28)%
Revenue from products	80,984	75,585	5,399	7%
Revenue from transfer of intellectual property and other	60,058	27,229	32,829	121%
Total revenues	287,777	306,759	(18,982)	(6)%
Costs and expenses:
Cost of revenue	162,003	214,737	(52,734)	(25)%
Selling, general and administrative	101,531	118,683	(17,152)	(14)%
Research and development	62,365	61,183	1,182	2%
Amortization of intangible assets	37,935	39,304	(1,369)	(3)%
Gain on sale of assets	(18,070)	—	(18,070)	(100)%
Total costs and expenses	345,764	433,907	(88,143)	(20)%
Loss from operations	$(57,987)	$(127,148)	$69,161	54%

Diagnostics

	For the six months ended June 30,
(In thousands)	2026	2025	Change	% Change
Revenues
Revenue from services	$146,735	$203,945	$(57,210)	(28)%
Total revenues	146,735	203,945	(57,210)	(28)%
Costs and expenses:
Cost of revenue	114,604	166,901	(52,297)	(31)%
Selling, general and administrative	52,725	71,325	(18,600)	(26)%
Research and development	606	1,022	(416)	(41)%
Amortization of intangible assets	5,066	6,779	(1,713)	(25)%
Gain on sale of assets	(18,070)	—	(18,070)	(100)%
Total costs and expenses	154,931	246,027	(91,096)	(37)%
Loss from operations	$(8,196)	$(42,082)	$33,886	81%

Revenue. Revenue from services for the six months ended June 30, 2026 decreased by approximately $57.2 million, a decrease of 28.1% compared to the same period in 2025. This decline was primarily attributable to a $50.8 million reduction in revenue resulting from the completion of the Oncology Transaction in September 2025. The remaining $6.4 million decreased primarily due to test mix changes as we continued to see the impact of shifting certain unprofitable but higher priced esoteric testing to our strategic partners.

Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue for the period during which the related services are rendered. For the six months ended June 30, 2026, we recorded $0.1 million of positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods, primarily due to favorable shifts in the composition of our client mix. For the six months ended June 30, 2025, we recorded $0.7 million of negative revenue adjustments due to changes in estimated implicit price concessions for services provided in prior periods, primarily due to shifts in the composition of our client mix.

The composition of revenue from services by payor for the six months ended June 30, 2026 and 2025 was as follows:

	Six months ended June 30,
(In thousands)	2026	2025
Healthcare insurers	$94,566	$116,130
Government payers	18,824	34,257
Client payers	28,790	48,448
Patients	4,555	5,110
Total	$146,735	$203,945

Cost of revenue. Cost of revenue for the six months ended June 30, 2026 decreased $52.3 million, a decrease of 31.3% compared to the six months ended June 30, 2025. Of this decrease, $47.9 million was due to the divestiture of effected by the Oncology Transaction in September 2025. The remaining $4.4 million decrease was primarily attributable to a reduction in clinical activity costs driven by lower testing volumes and from continued cost-reduction initiatives.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2026 and 2025 were $52.7 million and $71.3 million, respectively, representing a decrease of 26.1% from the prior period. This decrease was primarily driven by a $12.7 million reduction in costs associated with divested operations and a $5.9 million decrease resulting from continued cost-reduction initiatives, particularly in lease-related expenses.

Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Six months ended June 30,
	2026	2025
Research and development employee-related expenses	$288	$630
Other internal research and development expenses	318	392
Total research and development expenses	$606	$1,022

The decrease in research and development expenses for the six months ended June 30, 2026 as compared to 2025 was primarily due to continued cost-reduction initiatives implemented at BioReference.

Amortization of intangible assets. Amortization of intangible assets was $5.1 million and $6.8 million, respectively, for the six months ended June 30, 2026 and 2025. This decrease was primarily due to the removal of amortizable intangible assets associated with the Oncology Transaction that closed during September 2025.

Gain on sale of assets. Gain on sale of assets for the six months ended June 30, 2026 was $18.1 million. This net gain was comprised of $18.4 million representing the full amount of earnout consideration under the Oncology Transaction, partially offset by approximately $0.3 million in related transaction costs.

Pharmaceuticals

	For the six months ended June 30,
(In thousands)	2026	2025	Change	% Change
Revenues:
Revenue from products	$80,984	$75,585	$5,399	7%
Revenue from transfer of intellectual property and other	60,058	27,229	32,829	121%
Total revenues	141,042	102,814	38,228	37%
Costs and expenses:
Cost of revenue	47,399	47,836	(437)	(1)%
Selling, general and administrative	28,121	25,907	2,214	9%
Research and development	61,492	60,016	1,476	2%
Amortization of intangible assets	32,869	32,525	344	1%
Total costs and expenses	169,881	166,284	3,597	2%
Loss from operations	$(28,839)	$(63,470)	$34,631	55%

Revenue from products. Revenue from products for the six months ended June 30, 2026 increased $5.4 million, or 7.1%, compared to the six months ended June 30, 2025. The increase was primarily driven by higher sales volumes in our Spanish and Mexican operations, as well as higher revenue from Rayaldee, which increased $0.9 million to $14.4 million for the six months ended June 30, 2026, compared to $13.5 million for the same period in 2025, primarily due to favorable gross-to-net adjustments. Revenue from our international operations benefited from a $4.9 million favorable impact from foreign currency exchange rates, predominantly related to our operations in Chile and Mexico. These positive factors were partially offset by lower product revenue from other international operations, primarily related to our Ireland CDMO business.

Revenue from transfer of intellectual property and other. Revenue from intellectual property and other increased by $32.8 million to $60.1 million for the six months ended June 30, 2026, from $27.2 million for the same period last year. The increase was primarily driven by $29.4 million in revenue recognized from shares received in connection with our investment in Nicoya (refer to Note 6 and Note 14 to our consolidated financial statements in this Quarterly Report on Form 10-Q), alongside higher royalty income and collaboration revenue. Royalty revenue included $12.8 million from NGENLA®, compared to $10.6 million in the 2025 period, and $4.6 million from Eli Lilly. Additionally, we recognized $2.1 million in collaboration revenue from Regeneron during the six months ended June 30, 2026. These increases were partially offset by a decrease in revenue recognized under the BARDA contract, which totaled $9.0 million in the six months ended June 30, 2026 compared to $13.5 million for the same period in 2025, as well as a $0.8 million decrease in contract manufacturers’ commercial milestones.

Cost of revenue. Cost of revenue for the six months ended June 30, 2026 decreased $0.4 million, or 0.9%, compared to the six months ended June 30, 2025. This decrease was primarily driven by lower production costs and operational efficiencies within our international manufacturing platforms. These savings were largely offset by a $3.4 million unfavorable impact from foreign currency exchange rates.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2026 and 2025 were $28.1 million and $25.9 million, respectively, an increase of 8.5% from the prior year period. This increase was primarily driven by a $1.5 million unfavorable impact from foreign currency exchange rates and slightly higher employee-related costs across our pharmaceutical operations.

Research and development expenses. Research and development expenses for the six months ended June 30, 2026 and 2025 were $61.5 million and $60.0 million, respectively, an increase of 2.5% from the prior year period. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Six months ended June 30,
(In thousands)	2026	2025
External expenses:
Manufacturing expense for biological products	$15,092	$23,901
Phase III studies	1,735	49
Post-marketing studies	146	38
Earlier-stage programs	18,805	15,164
Research and development employee-related expenses	21,611	19,792
Other internal research and development expenses	4,377	3,933
Third-party grants and funding from collaboration agreements	(274)	(2,861)
Total research and development expenses	$61,492	$60,016

The increase in research and development expenses reflects our continued strategic investment in our clinical and pre-clinical pipeline. This increase was primarily driven by a $3.6 million increase in external expenditures related to our earlier-stage programs, a $1.8 million increase in employee-related expenses, and a $1.7 million increase related to Phase III studies. Additionally, net expenses increased due to a $2.6 million reduction in third-party grants and funding from collaboration agreements compared to the prior year period. These increases were partially offset by an $8.8 million decrease in manufacturing expenses for biological products, which was largely driven by the timing of activities and a reduction in expenditures associated with the discontinuations under the BARDA COVID and BARDA FLU programs.

Amortization of intangible assets. Amortization of intangible assets was $32.9 million and $32.5 million for the six months ended June 30, 2026 and 2025, respectively. The expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years.

Corporate

	For the six months ended June 30,
(In thousands)	2026	2025	Change	% Change
Costs and expenses:
Selling, general and administrative	$20,685	$21,451	$(766)	(4)%
Research and development	267	145	122	84%
Total costs and expenses	20,952	21,596	(644)	(3)%
Loss from operations	$(20,952)	$(21,596)	$644	3%

Operating loss for our unallocated corporate operations was $21.0 million for the six months ended June 30, 2026, compared to $21.6 million for the same period in 2025. While these results primarily reflect general and administrative expenses incurred in connection with our corporate operations, the slight decrease in the loss was primarily driven by lower employee-related expenses compared to the prior year period.

Other

Interest income. Interest income for the six months ended June 30, 2026 and 2025 was $6.2 million and $8.0 million, respectively. The decrease in interest income was primarily driven by lower average interest rates and a lower average balance of cash and cash equivalents invested during the 2026 period compared to the prior year period.

Interest expense. Interest expense decreased to $22.3 million for the six months ended June 30, 2026, compared to $85.8 million for the same period of 2025. The decrease was primarily attributable to the absence of $59.1 million in charges recorded in the 2025 period, which consisted of the amortization of $54.7 million in unamortized debt discount and $4.4 million in debt issuance costs related to the Note Exchange Transactions (as defined in Note 7 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q). The overall decrease was further driven by a $3.6 million reduction in regular interest expense incurred on the 2029 Notes. Additionally, interest expense related to our 2044 Royalty Financing Notes and other international credit facilities decreased by approximately $0.7 million in the aggregate compared to the prior year period, primarily reflecting the impact of lower principal balances and the related amortization of deferred financing and debt issuance costs.

Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the six months ended June 30, 2026 and 2025, was $0.4 million and $0.3 million of expense, respectively. Derivative expense was principally related to foreign currency forward exchange contracts at OPKO Chile.

Other income (expense), net. Other income (expense), net changed by $30.7 million to $0.1 million of income for the six months ended June 30, 2026, compared to $30.7 million of expense for the prior year period. This was primarily driven by the absence of a $32.6 million inducement expense recorded in the 2025 period related to the Note Exchange Transactions (as defined in Note 7 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q). Additionally, there was a $3.4 million positive shift in foreign currency impacts, which moved from a $2.0 million loss in the 2025 period to a $1.4 million gain in the current period. These favorable changes were partially offset by the non-recurrence of a $3.9 million gain from the sale of our remaining investment in GeneDx Holdings Corp. which we recognized in the 2025 period.

Income tax benefit. Our income tax benefit for the six months ended June 30, 2026 and 2025 was $11.1 million and $19.8 million, respectively. While the U.S. federal statutory income tax rate is 21%, our consolidated effective tax rate for both periods differed from this rate primarily due to the relative mix of earnings and losses generated in the U.S. versus foreign tax jurisdictions, as well as the operating results in tax jurisdictions which do not result in a tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2026, we had cash, cash equivalents and restricted cash of approximately $314.4 million. Cash used in operations of $62.8 million for the six months ended June 30, 2026 principally reflected general and administrative expenses related to our corporate operations, research and development activities and sales and marketing activities related to our pharmaceutical and diagnostic business. Cash provided by investing activities was $13.7 million for the six months ended June 30, 2026,which primarily included $18.4 million in earnout consideration received from Labcorp in connection with the Oncology Transaction, partially offset by capital expenditures of $4.8 million. Cash used in financing activities for the six months ended June 30, 2026 was $18.2 million, which primarily reflected the repurchase of Common Stock for $17.8 million, partially offset by net borrowings on our lines of credit of $0.1 million. We have historically not generated sustained positive cash flow sufficient to offset our operating and other expenses, and our primary sources of cash have been from the public and private placement of equity and debt, sale of assets, as well as credit facilities available to us.

On September 15, 2025, we consummated the Oncology Transaction, pursuant to which Labcorp acquired BioReference’s oncology diagnostics and related clinical testing services assets for total consideration of $192.5 million, consisting of $173.3 million in cash and $19.2 million held in escrow. As of June 30, 2026, the escrow balance was $19.7 million, including accrued interest, and is scheduled to be released to the Company on September 15, 2026, net of any indemnification obligations.

On April 4, 2025, the Company announced that its Board of Directors has authorized an increase of $100.0 million to the Company’s existing Common Stock repurchase program, bringing the aggregate capacity of the program to $200.0 million. Approximately $105.3 million of Common Stock had been repurchased under the existing program since its authorization in July 2024. Under this program, the Company may repurchase shares from time to time through various methods, including open market purchases, block trades, privately negotiated transactions, accelerated share repurchases, as well as pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Exchange Act, and otherwise in compliance with applicable laws. The timing and amount of any repurchases is subject to general market conditions, the Company's capital management, investment opportunities, and other factors. The repurchase program does not obligate the Company to repurchase any specific number of shares, has no time limit, and may be modified, suspended, or discontinued at any time at the Company's discretion.

On April 1, 2025, the Company consummated the Note Exchange Transactions related to its 2029 Convertible 144A Notes, pursuant to which the Company exchanged $159,221,000 aggregate principal amount of the 2029 Convertible 144A Notes for 121,437,998 shares of Common Stock and cash payments totaling approximately $63.5 million, inclusive of accrued and unpaid interest. The exchanged 2029 Convertible 144A Notes were subsequently retired. This debt retirement significantly reduced our long-term debt obligations and resulted in lower ongoing interest expense for the current period.

In September 2024, ModeX entered into two amendments to modify the scope and funding of the BARDA Contract. The BARDA Amendments structured the funding thereunder as cost-plus-fixed-fee, which included a $26.9 million supplement to further advance the development of COVID-19 multispecific antibodies and provided $24.1 million for the development of a multispecific protein antibody for influenza or another pathogen. In December 2025, the Company entered into a further bilateral modification to de-scope all mRNA development-related efforts using SARS-CoV-2 as an antigen model, as these activities were no longer a priority for the U.S. Department of Health and Human Services. As a result, the total value of the BARDA Contract decreased from $110.0 million to $103.5 million, and the total potential value of the overall contract, inclusive of all options, decreased from $205.0 million to $198.5 million. As of June 30, 2026, the aggregate amount remaining to be funded by BARDA, which is subject to performance obligations and excluding unexercised contract options, was $40.9 million.

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

As of June 30, 2026, the total commitments under our lines of credit with financial institutions in Chile and Spain were $30.4 million, of which $9.6 million was drawn as of June 30, 2026. On June 30, 2026, the weighted average interest rate on these lines of credit was approximately 5.5%. These lines of credit are short-term and are used primarily as a source of working capital. The highest aggregate principal balance at any time outstanding during the six months ended June 30, 2026 was $9.9 million. We intend to continue to draw under these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.

Our liquidity will be impacted by the successful achievement of various milestones and the generation of royalty revenues under our existing collaboration and licensing agreements. As of June 30, 2026, the potential payments from these agreements are as follows:

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
•
Royalties: Following the April 2026 Second Amendment, EirGen remains eligible to receive tiered royalty payments on net product sales of the Nicoya Product in the Nicoya Territory.
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

We believe that the cash, cash equivalents and restricted cash on hand on June 30, 2026 are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements, and the timing of those requirements, will depend on a number of factors, including the approval and success of our products and products in development, particularly our long acting Somatrogon (hGH-CTP) for which we have received approval in over 50 markets, including the United States, Europe, Japan, Australia and Canada, the commercial success of Rayaldee, the commercial launch of Mazdutide by our partners, BioReference’s financial performance, possible acquisitions and dispositions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and results of government investigations, payor claims, existing legal proceedings (including the ITA litigation) and those that may arise in the future. We have historically not generated sustained positive cash flow and if we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions or reduce our marketing or sales efforts or cease operations.

The following table provides information as of June 30, 2026, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations	Remaining six months ending
(In thousands)	December 31, 2026	2027	2028	2029	2030	Thereafter	Total
Open purchase orders	$40,163	$717	$—	$—	$—	$—	$40,880
Operating leases	5,771	9,978	8,202	6,456	5,075	9,507	44,989
Finance leases	739	1,063	208	205	205	1,623	4,043
2029 and 2033 Convertible Notes	—	—	—	89,807	—	50	89,857
2044 Royalty Financing	—	—	—	—	—	246,854	246,854
Mortgages and other debts payable	495	838	854	506	—	—	2,693
Lines of credit	10,558	—	—	—	—	—	10,558
Interest commitments	2,351	4,651	4,647	193	—	—	11,842
Total	$60,077	$17,247	$13,911	$97,167	$5,280	$258,034	$451,716

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

Approximately 33.3% of our revenue for the six months ended June 30, 2026 was denominated in currencies other than the U.S. Dollar (USD). This compares to 24.5% for the same period in 2025. Our financial statements are reported in USD; therefore, fluctuations in exchange rates affect the translation of foreign-denominated revenue and expenses. During the six months ended June 30, 2026 and the year ended December 31, 2025, our most significant currency exchange rate exposures were to the Chilean Peso and Euro. Gross accumulated currency translation adjustments, recorded as a separate component of shareholders’ equity, totaled $25.0 million and $17.6 million at June 30, 2026 and December 31, 2025, respectively. For information on such open foreign exchange forward contracts for the six months ended June 30, 2026 and 2025 see “Management’s Discussion and Analysis—Results of Operations— Foreign Currency Exchange Rates.” We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price, or equity price risk.

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

At June 30, 2026, we had cash, cash equivalents and restricted cash of $314.4 million. The weighted average interest rate related to our cash, cash equivalents and restricted cash for the six months ended June 30, 2026 was approximately 1.6%. As of June 30, 2026, the principal outstanding balance under our Chilean and Spanish lines of credit was $9.6 million in the aggregate at a weighted average interest rate of approximately 5.5%.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes to the Company’s Internal Control Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 Commitments and Contingencies to the Company’s Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our share repurchase activity for the quarter ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs
April 1, 2026 to April 30, 2026	—	$-	—	107,969,017
May 1, 2026 to May 31, 2026	4,859,105	1.24	4,859,105	101,951,224
June 1, 2026 to June 30, 2026	4,976,000	1.45	4,976,000	94,719,685
Total	9,835,105	$1.35	9,835,105	94,719,685

1.
All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorizes the repurchase of up to $200 million of our Common Stock. This program was originally announced on July 18, 2024, and its capacity was increased by $100.0 million on April 4, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended June 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit 10.1+

OPKO Health, Inc. 2026 Equity Incentive Plan, filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2026 and incorporated herein by reference.

Exhibit 31.1*

Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2026.

Exhibit 31.2*

Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2026.

Exhibit 32.1**

Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2026.

Exhibit 32.2**

Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2026.

Exhibit 101.INS	Inline XBRL Instance Document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

+ Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2026	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President and Chief Financial
Officer