Form 10-Q/A
period 2026-03-31
OPKO HEALTH, INC.
filed 2026-08-28
CIK 944809

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

EXPLANATORY NOTE

OPKO Health, Inc., a Delaware corporation (the “Company”), is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 originally filed with the U.S. Securities and Exchange Commission on April 28, 2026 (the “Original 10-Q”), solely to include the Section 302 certification of the Company’s Chief Executive Officer as Exhibit 31.1, which, in the Original 10-Q, had inadvertently included the certification by the Company’s Senior Vice President and Chief Financial Officer, resulting in the certification for the latter being filed twice.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original 10-Q. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-Q and does not modify or update the disclosures therein, except as specifically identified above.

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

Date: August 28, 2026	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President and Chief Financial
Officer