Form 10-Q/A
period 2026-06-30
OPKO HEALTH, INC.
filed 2026-08-28
CIK 944809

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

EXPLANATORY NOTE

OPKO Health, Inc., a Delaware corporation (the “Company”), is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 originally filed with the U.S. Securities and Exchange Commission on July 27, 2026 (the “Original 10-Q”), solely to include the Section 302 certification of the Company’s Chief Executive Officer as Exhibit 31.1, which, in the Original 10-Q, had inadvertently included the certification by the Company’s Senior Vice President and Chief Financial Officer, resulting in the certification for the latter being filed twice.

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