Form 10-Q
period 2026-09-30
OPKO HEALTH, INC.
filed 2026-11-04
CIK 944809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026.

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

As of October 20, 2026, the registrant had 742,506,477 shares of Common Stock outstanding.

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
•
that we may not generate or sustain profits or cash flow from our continuing operations or substantial revenue from NGENLA® (Somatrogon), Rayaldee and our other pharmaceutical and collaboration arrangements;
•
our ability to manage our changing operations;
•
that the products in the ModeX Therapeutics, Inc. R&D pipeline will ultimately be commercialized;
•
that currently available over-the-counter and prescription products, as well as products under development by others, may prove to be as or more effective than our products for the indications being studied;
•
our ability and our distribution and marketing partners’ ability to comply with regulatory requirements regarding the sales, marketing and manufacturing of our products and product candidates;
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

•
changing relationships with customers, suppliers, strategic partners and third-party payers affecting our products;
•
our ability to maintain reimbursement coverage and market access for our products, including Rayaldee;
•
failures in our information technology systems, cybersecurity controls, privacy protections or data security measures;
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
•
our ability to complete the sale of BioReference Health's laboratory testing businesses focused on clinical and women's health testing services, urology, corrections and certain operational assets to Labcorp, including satisfying closing conditions, obtaining required regulatory approvals, and realizing the anticipated benefits of the transaction;
•
our ability to successfully manage the transition services to be provided following the closing of the Labcorp transaction and the separation of the diagnostic operations from our remaining businesses;
•
disruptions to operations and business continuity, including impacts on employees, physical damage to or impaired access to Company facilities, and disruptions to information technology systems resulting from the ongoing conflicts in the Middle East;
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

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash, cash equivalents and current restricted cash	$390,220	$369,074
Accounts receivable, net	80,214	90,255
Inventory, net	50,601	52,733
Other current assets and prepaid expenses	37,183	56,729
Current assets held for sale	248,060	13,090
Total current assets	806,278	581,881
Property, plant and equipment, net	68,023	72,815
Intangible assets, net	396,168	446,428
In-process research and development	195,000	195,000
Goodwill	317,364	320,846
Investments	44,499	14,168
Operating lease right-of-use assets	33,883	37,153
Other assets	19,035	19,139
Noncurrent assets held for sale	—	244,513
Total assets	$1,880,250	$1,931,943
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$47,917	$41,103
Accrued expenses	84,081	84,406
Current maturities of operating leases	7,791	7,603
Current portion of lines of credit and notes payable	13,149	10,251
Current liabilities held for sale	9,418	3,314
Total current liabilities	162,356	146,677
Operating lease liabilities	26,840	30,083
Long term portion of convertible notes	92,458	85,020
Senior secured royalty financing	370,225	246,433
Deferred tax liabilities	96,674	126,241
Other long-term liabilities	15,523	22,798
Noncurrent liabilities held for sale	—	6,732
Total long-term liabilities	601,720	517,307
Total liabilities	764,076	663,984
Equity:
Common Stock - $0.01 par value, 1,250,000,000 shares authorized; 742,506,477 and 789,917,433 shares issued at September 30, 2026 and December 31, 2025, respectively	7,426	7,900
Treasury Stock - 30,849,907 shares at December 31, 2025	—	(3,176)
Additional paid-in capital	3,549,531	3,574,942
Accumulated other comprehensive loss	(33,295)	(21,017)
Accumulated deficit	(2,407,488)	(2,290,690)
Total shareholders’ equity	1,116,174	1,267,959
Total liabilities and equity	$1,880,250	$1,931,943

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenues:
Revenue from products	$41,811	$37,676	$122,795	$113,261
Licensing, collaboration and other revenue	23,603	18,749	83,661	45,978
Total revenues	65,414	56,425	206,456	159,239
Costs and expenses:
Cost of revenue	23,351	21,374	70,750	69,210
Selling, general and administrative	24,837	22,269	73,567	69,536
Research and development	32,177	29,797	94,254	90,345
Amortization of intangible assets	16,458	16,539	49,327	49,064
Total costs and expenses	96,823	89,979	287,898	278,155
Operating loss	(31,409)	(33,554)	(81,442)	(118,916)
Other income (expense), net:
Interest income	2,882	2,734	8,363	10,116
Interest expense	(13,451)	(11,326)	(35,735)	(97,034)
Fair value changes of derivative instruments, net	251	(38)	(112)	(295)
Other income (expense), net	3,861	1,216	4,065	(31,933)
Other expense, net	(6,457)	(7,414)	(23,419)	(119,146)
Loss before income taxes and investment losses	(37,866)	(40,968)	(104,861)	(238,062)
Income tax benefit	7,310	8,051	18,700	29,012
Net loss before investment losses	(30,556)	(32,917)	(86,161)	(209,050)
Loss from investments in investees	(5,000)	(3)	(5,002)	(12)
Net income (loss) from continuing operations	(35,556)	(32,920)	(91,163)	(209,062)
Income (loss) from discontinued operations, net of tax	(17,978)	54,551	(25,635)	14,639
Net income (loss)	$(53,534)	$21,631	$(116,798)	$(194,423)
Basic income (loss) per share:
Loss from continuing operations	$(0.05)	$(0.04)	$(0.12)	$(0.28)
Income (loss) from discontinued operations	$(0.02)	$0.07	$(0.03)	$0.02
Net income (loss) attributable to common shareholders	$(0.07)	$0.03	$(0.16)	$(0.26)
Diluted income (loss) per share:
Loss from continuing operations	$(0.05)	$(0.04)	$(0.12)	$(0.28)
Income (loss) from discontinued operations	$(0.02)	$0.07	$(0.03)	$0.02
Net income (loss) attributable to common shareholders	$(0.07)	$0.03	$(0.16)	$(0.26)
Weighted average common shares outstanding, basic	746,479,131	777,154,808	753,495,529	746,136,135
Weighted average common shares outstanding, diluted	746,479,131	777,154,808	753,495,529	746,136,135

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(53,534)	$21,631	$(116,798)	$(194,423)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	(4,902)	(736)	(12,278)	30,664
Comprehensive income (loss)	$(58,436)	$20,895	$(129,076)	$(163,759)

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands, except share data)

For the three and nine months ended September 30, 2026 and 2025

						Accumulated
					Additional	Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at June 30, 2026	776,128,402	$7,762	(30,174,907)	$(2,363)	$3,561,114	$(28,393)	$(2,353,954)	$1,184,166
Equity-based compensation expense	—	—	—	—	1,999	—	—	1,999
Share repurchase	(7,602,154)	(76)	401,884	571	(11,128)	—	—	(10,633)
Exercise of common stock options and vested restricted stock units	3,753,252	38	—	—	(960)	—	—	(922)
Retirement of treasury shares	(29,773,023)	(298)	29,773,023	1,792	(1,494)	—	—	—
Net loss	—	—	—	—	—	—	(53,534)	(53,534)
Other comprehensive loss	—	—	—	—	—	(4,902)	—	(4,902)
Balance at September 30, 2026	742,506,477	$7,426	—	$—	$3,549,531	$(33,295)	$(2,407,488)	$1,116,174

						Accumulated
					Additional	Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at December 31, 2025	789,917,433	$7,900	(30,849,907)	$(3,176)	$3,574,942	$(21,017)	$(2,290,690)	$1,267,959
Equity-based compensation expense	—	—	—	—	6,972	—	—	6,972
Share repurchase	(21,937,259)	(219)	1,076,884	1,384	(29,585)	—	—	(28,420)
Exercise of common stock options and vested restricted stock units	4,299,326	43	—	—	(1,304)	—	—	(1,261)
Retirement of treasury shares	(29,773,023)	(298)	29,773,023	1,792	(1,494)	—	—	—
Net loss	—	—	—	—	—	—	(116,798)	(116,798)
Other comprehensive loss	—	—	—	—	—	(12,278)	—	(12,278)
Balance at September 30, 2026	742,506,477	$7,426	—	$—	$3,549,531	$(33,295)	$(2,407,488)	$1,116,174

						Accumulated
					Additional	Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at June 30, 2025	809,582,957	$8,097	(29,799,907)	$(1,791)	$3,596,392	$(24,730)	$(2,281,064)	$1,296,904
Equity-based compensation expense	—	—	—	—	2,969	—	—	2,969
Share repurchase	(10,681,500)	(107)	(400,000)	(599)	(14,572)	—	—	(15,278)
Net income	—	—	—	—	—	—	21,631	21,631
Other comprehensive loss	—	—	—	—	—	(736)	—	(736)
Balance at September 30, 2025	798,901,457	$7,990	(30,199,907)	$(2,390)	$3,584,789	$(25,466)	$(2,259,433)	$1,305,490

						Accumulated
					Additional	Other
	Common Stock		Treasury		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance at December 31, 2024	701,350,447	$7,015	(29,799,907)	$(1,791)	$3,481,364	$(56,130)	$(2,065,010)	$1,365,448
Equity-based compensation expense	—	—	—	—	7,797	—	—	7,797
Exercise of common stock options and vested restricted stock units	440,856	4	—	—	(127)	—	—	(123)
Repurchase of 2029 Convertible Notes	121,437,998	1,214	—	—	128,446	—	—	129,660
Share repurchase	(24,327,844)	(243)	(400,000)	(599)	(32,691)	—	—	(33,533)
Net loss	—	—	—	—	—	—	(194,423)	(194,423)
Other comprehensive income	—	—	—	—	—	30,664	—	30,664
Balance at September 30, 2025	798,901,457	$7,990	(30,199,907)	$(2,390)	$3,584,789	$(25,466)	$(2,259,433)	$1,305,490

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(116,798)	$(194,423)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	67,336	69,254
Non-cash interest	7,698	63,866
Amortization of deferred financing costs	408	5,097
Losses from investments in investees	5,002	12
Equity-based compensation – employees and non-employees	6,972	7,797
Revenue from the receipt of equity	(27,269)	—
Impairment of intangible assets	—	1,007
Realized gain on disposal of fixed assets and sales of equity securities	162	(3,846)
Change in fair value of equity securities and derivative instruments	(2,753)	1,447
Inducement expense and loss on debt conversion	—	32,647
Deferred income tax benefit	(24,205)	(4,850)
Gain on sale of assets	(18,070)	(101,576)
Changes in assets and liabilities:
Accounts receivable, net	7,336	23,504
Inventory, net	1,079	(5,291)
Other current assets and prepaid expenses	517	(1,283)
Other assets	(2,755)	(98)
Accounts payable	7,980	2,843
Foreign currency measurement	232	(4,665)
Accrued expenses and other liabilities	(11,997)	(44,063)
Net cash used in operating activities	(99,125)	(152,621)
Cash flows from investing activities:
Investments in investees	(5,200)	(7,665)
Proceeds from sale of equity securities	—	51,655
Intangible assets addition payments	(504)	—
Proceeds from the sale of property, plant and equipment	230	194
Capital expenditures	(7,623)	(9,612)
Proceeds from prior asset disposition	38,128	197,770
Net cash provided by investing activities	25,031	232,342
Cash flows from financing activities:
Issuance of Senior Secured Royalty Financing	125,000	—
Debt discount	(1,875)	—
Share repurchase	(28,420)	(33,533)
Proceeds from the exercise of common stock options	(1,261)	(123)
Repurchase of 2029 Convertible Notes	—	(62,208)
Borrowings on lines of credit	30,126	24,505
Repayments of lines of credit	(27,286)	(28,184)
Settlement of convertible notes	—	(174)
Net cash provided by (used in) financing activities	96,284	(99,717)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,716)	3,255
Net increase (decrease) in cash, cash equivalents and restricted cash	20,474	(16,741)
Cash, cash equivalents and restricted cash at beginning of period	382,742	445,615
Cash, cash equivalents and restricted cash at end of period	$403,216	$428,874
SUPPLEMENTAL INFORMATION:
Interest paid	$16,869	$30,206
Income taxes paid (refunded), net	$(2,232)	$20,624
Non-cash financing:
Shares issued upon the conversion of:
Common stock options, warrants, and restricted stock units surrendered in net exercise	$1,631	$213

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 BUSINESS AND ORGANIZATION

OPKO Health, Inc., a Delaware corporation (“OPKO,” the “Company,” “we,” “us,” or “our”), is a biopharmaceutical company focused on two complementary business platforms: Global Products and Innovative Biotech. Through our Global Products platform, we develop, manufacture and commercialize pharmaceutical products and services through established operations in the United States, Ireland, Spain, Chile and Mexico. Through our Innovative Biotech platform, we advance proprietary therapeutic programs, intellectual property assets and strategic collaborations intended to address significant unmet medical needs. We seek to create long-term shareholder value through a balanced business model that combines revenue-generating pharmaceutical operations with a portfolio of innovative biotechnology opportunities. Consistent with this strategy, management evaluates and manages the business through these two platforms.

Our Global Products platform includes the development, manufacture and commercialization of pharmaceutical products and services, as well as certain commercial arrangements generally associated with the commercialization of pharmaceutical products. Our portfolio includes Rayaldee®, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency. Rayaldee has received marketing authorizations in multiple international markets, and we continue to pursue additional commercialization opportunities through strategic partnerships. Our Global Products platform also includes established pharmaceutical operations that provide manufacturing, development and commercialization capabilities across multiple international markets.

We operate established pharmaceutical businesses internationally, with principal operations in Ireland, Spain, Chile and Mexico. These businesses generate revenue and cash flow while providing development, manufacturing, regulatory and commercial capabilities that support our broader operations. Our Irish subsidiary, EirGen Pharma Ltd. (“EirGen”), specializes in the development and commercial supply of high-potency oral solid-dose pharmaceutical products and exports products to more than 60 countries worldwide. Research and development activities are primarily conducted in facilities located in Weston, Massachusetts; Waterford, Ireland; Kiryat Gat, Israel; and Barcelona, Spain.

Our Innovative Biotech platform includes proprietary development programs, intellectual property assets, strategic collaborations, royalty interests and next-generation therapeutic technologies. We have partnered with Pfizer Inc. (“Pfizer”) for the development and commercialization of NGENLA® (somatrogon-ghla), a once-weekly human growth hormone therapy that has received regulatory approvals in more than 50 countries worldwide. Through our subsidiary, ModeX Therapeutics, Inc. (“ModeX”), we are advancing a portfolio of multispecific antibody and immunotherapy candidates focused on oncology and infectious diseases. Our Innovative Biotech platform also includes biologics research, development-stage therapeutic programs and other opportunities intended to create future value through innovation, strategic partnerships and potential commercialization.

NOTE 2 DISCONTINUED OPERATIONS

Background and classification

During 2024 and 2025, the Company completed transactions involving the sale of portions of the BioReference Health, LLC (“BioReference”) diagnostics business. On September 30, 2026, the Company’s Board of Directors approved a plan to sell substantially all of the remaining BioReference diagnostic operations to Laboratory Corporation of America Holdings (“Labcorp”). The planned disposition includes certain assets of BioReference's clinical and anatomic pathology laboratory testing business, including assets associated with clinical and women's health testing services, urology, corrections and BioReference's proprietary 4Kscore® prostate cancer test, together with certain operating lease liabilities and leased assets included in the transaction. The transaction excludes specified assets and liabilities that will remain with us following completion of the sale.

We determined that the disposal group met the criteria to be classified as held for sale as of September 30, 2026. The planned disposition represents a strategic shift that has, or will have, a material effect on our operations and financial results because it will eliminate substantially all of our remaining diagnostic operations and allow us to focus our capital and resources on our Global Products and Innovative Biotech platforms. Accordingly, the results of the discontinued diagnostic operations are reported as discontinued operations for all periods presented, and the related prior-period amounts have been recast to conform to the current-period presentation. The discontinued operations were previously included within our Diagnostics reportable segment.

Expected manner and timing of disposal

On October 14, 2026, we, BioReference and Labcorp entered into an Asset Purchase Agreement (the "Labcorp Purchase Agreement") pursuant to which Labcorp agreed to acquire certain assets of BioReference's clinical and anatomic pathology laboratory testing business and assume specified liabilities associated with the acquired operations. Under the Asset Purchase Agreement, Labcorp agreed to pay aggregate cash consideration of $722.0 million at closing, subject to certain upward or downward adjustments based on business revenues at closing. In addition, we may receive up to $150.0 million in additional cash consideration over a period of up to ten years based on revenues generated from Labcorp's sales of the 4Kscore® prostate cancer test.

The transaction is subject to customary closing conditions, including the accuracy of the parties' representations and warranties (subject to certain exceptions), performance of the parties' respective covenants under the Labcorp Purchase Agreement, and expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR Clearance"). The transaction is not subject to a financing condition. The Labcorp Purchase Agreement contains customary termination rihgts, including that the parties may terminate the agreement if the transaction has not closed by April 14, 2027, subject to extension by mutual agreement, or if any governmental authority issues any order, injunction, or judgment that restrains, enjoins or otherwise prohibits or makes the transaction illegal. Additionally, the Labcorp Purchase Agreement provides that, upon its termination under specified circumstances related to the failure to obtain HSR Clearance or other required governmental approvals, Labcorp would be required to pay to us a termination fee of approximately $28.9 million.

Certain purchased assets necessary for the performance of transition services following the closing date will transfer to Labcorp on specified conveyance dates during or at the conclusion of the transition-services period under a transition services agreement to be entered into with Labcorp upon closing of the sale of the business (the “Transition Services Agreement”). Accordingly, certain assets may remain legally owned by BioReference for a limited period following closing even though those assets are included within the purchased assets contemplated by the transaction.

We currently expect to complete the disposition of the clinical testing business within one year of the initial held-for-sale classification. The assets and liabilities of the disposal group were measured in accordance with applicable accounting guidance, including measurement of long-lived assets at the lower of carrying value or fair value less cost to sell. No impairment loss was recognized upon classification as held for sale. Depreciation and amortization of long-lived assets included in the disposal group ceased upon classification as held for sale.

The disposal group primarily consists of assets being transferred under the Labcorp Purchase Agreement. Substantially all operating liabilities associated with the BioReference business are excluded from the transaction and will remain obligations of the Company. Accordingly, the liabilities classified as held for sale consist of operating lease liabilities associated with operating lease right-of-use assets included in the disposal group.

Assets and liabilities of discontinued operations

The following table presents the major classes of assets and liabilities comprising the disposal group as of September 30, 2026 and the corresponding balances as of December 31, 2025, which have been reclassified to conform to the current-period presentation.

(in thousands)	September 30, 2026	December 31, 2025
Assets:
Inventory	$11,408	$13,090
Property, plant and equipment	1,490	1,111
Intangible assets, net	62,248	69,848
Goodwill	163,442	163,442
Operating lease right-of-use assets	9,078	9,777
Other assets	394	335
Total assets held for sale	$248,060	$257,603
Liabilities
Current maturities of operating leases	$3,518	$3,314
Operating lease liabilities	5,900	6,732
Total liabilities held for sale	$9,418	$10,046

Certain assets and liabilities associated with the BioReference business are excluded from the Labcorp Purchase Agreement and therefore are not included in the disposal group classified as held for sale. Accordingly, such liabilities continue to be presented within their respective captions in our condensed consolidated balance sheets. The liabilities included in the disposal group classified as held for sale consist of lease obligations associated with leased assets included in the transaction. Certain other assets are expected to transfer to Labcorp following closing pursuant to the Transition Services Agreement and, accordingly, remain included within the disposal group despite being legally retained by BioReference for a limited period following closing.

The following table summarizes significant identifiable BioReference assets and lease-related obligations excluded from the disposal group as of September 30, 2026 and December 31, 2025. Certain other excluded assets and liabilities, including cash and cash equivalents, accounts receivable, trade payables and other working capital balances, continue to be reported within their respective captions in the condensed consolidated balance sheets and are not presented separately below.

(in thousands)	September 30, 2026	December 31, 2025
Assets:
Property, plant and equipment	$13,536	$14,715
Operating lease right-of-use assets	9,111	9,976
Deposits and other assets	211	164
Total significant retained assets	$22,858	$24,855
Liabilities
Current maturities of operating leases	2,464	2,440
Long-term operating lease liabilities	7,369	8,349
Total significant retained liabilities	$9,833	$10,789

The excluded property, plant and equipment primarily consists of machinery and equipment, furniture and fixtures, leasehold improvements and assets not yet placed into service. The excluded operating lease right-of-use assets and related lease liabilities primarily relate to facilities and equipment not included in the transaction. In addition, substantially all operating liabilities of BioReference are excluded from the transaction and will remain obligations of the Company following completion of the sale. These retained assets and liabilities do not form part of the disposal group classified as held for sale and therefore continue to be presented within their respective captions in our condensed consolidated balance sheets.

Results of discontinued operations

The major classes of line items constituting income (loss) from discontinued operations were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue	$71,781	$95,244	$218,516	$299,190
Costs and expenses:
Cost of revenue	60,620	80,403	175,225	247,303
Selling, general and administrative	27,260	31,535	80,061	102,951
Research and development	155	281	443	916
Amortization of intangible assets	2,533	2,992	7,600	9,771
Gain on sale of assets	—	(101,576)	(18,070)	(101,576)
Total costs and expenses	90,568	13,635	245,259	259,365
Operating income (loss)	(18,787)	81,609	(26,743)	39,825
Other income (expense), net	61	790	657	3,774
Income (loss) from discontinued operations before income taxes	(18,726)	82,399	(26,086)	43,599
Income tax benefit (provision)	748	(27,848)	451	(28,960)
Net income (loss) from discontinued operations	$(17,978)	$54,551	$(25,635)	$14,639

The amounts presented above reflect the historical operating results of the BioReference business classified as discontinued operations. Revenue and operating results for the periods presented were affected by previously completed dispositions and the ongoing transition of the diagnostic operations included in the disposal group. The gain on sale of assets for the three and nine months ended September 30, 2025 relates primarily to the September 2025 sale of BioReference’s oncology diagnostics business and related clinical testing services assets to Labcorp. Income taxes attributable to discontinued operations are presented separately from continuing operations.

Cash flows attributable to discontinued operations have not been separately presented in our condensed consolidated statements of cash flows. Accordingly, the following table summarizes the operating, investing and financing cash flows attributable to the discontinued diagnostic operations for the periods presented.

	For the nine months ended September 30,
(in thousands)	2026	2025
Net cash used in operating activities of discontinued operations	$(34,572)	$(66,276)
Net cash provided by investing activities of discontinued operations	35,102	196,067
Net cash provided by (used in) financing activities of discontinued operations	(503)	(130,721)

Continuing involvement

Following the closing of the transaction, we have agreed to provide transition services to Labcorp pursuant to the Transition Services Agreement. During the transition-services period, BioReference has agreed to continue providing specified laboratory testing, billing, collection, administrative, information technology, facilities and related support services necessary to facilitate the orderly transfer of operations to Labcorp. The transition services are expected to include performance of certain laboratory testing services, including the 4Kscore® test, and support the phased transfer to Labcorp of BioReference's customers, patient service centers, employees, leases, permits, laboratory equipment and other operational activities.

During the transition-services period, BioReference is expected to remain the licensed operator of certain laboratory operations and retain responsibility for day-to-day laboratory activities necessary to provide the transition services. Certain purchased assets necessary to perform those services are expected to remain legally held by BioReference until their applicable conveyance dates under the Labcorp Purchase Agreement and Transition Services Agreement.

The initial transition-services period is expected to extend for approximately twelve months following closing, subject to limited extension rights. Amounts earned or incurred under the Transition Services Agreement following closing will be reflected within continuing operations. We also expect to retain certain indemnification obligations, employee-related obligations, legal and regulatory obligations, lease obligations and other commitments associated with BioReference operations and the transaction. These retained obligations are excluded from the disposal group classified as held for sale and will continue to be reflected in our consolidated balance sheets following closing.

Prior diagnostic dispositions

On September 15, 2025, we completed the sale of certain assets of BioReference to Labcorp (the “Oncology Transaction”), pursuant to an agreement entered into on March 10, 2025. Labcorp acquired BioReference's oncology diagnostics business and related clinical testing services assets. Upon closing, Labcorp paid an aggregate of $192.5 million in cash consideration, of which $19.2 million was deposited into escrow. In September 2026, upon the 12-month anniversary of the closing date, the escrowed funds of $19.8 million, inclusive of accrued interest, were released to us. During the second quarter of 2026, we received $18.4 million of performance-based contingent consideration, representing the total earnout amount earned under the agreement. No further earnout consideration is expected to be received. We recognized gains of $18.1 million during the nine months ended September 30, 2026, and $101.6 million during the three and nine months ended September 30, 2025, in connection with the Oncology Transaction.

NOTE 3 FOREIGN EXCHANGE RATES

Foreign Currency Exchange Rates

Approximately 79.2% of our revenue for the nine months ended September 30, 2026 was denominated in currencies other than the U.S. Dollar (USD). This compares to 72.7% for the same period in 2025. Our financial statements are reported in USD; therefore, fluctuations in exchange rates affect the translation of foreign-denominated revenue and expenses. During the nine months ended September 30, 2026 and the year ended December 31, 2025, our most significant currency exchange rate exposures were to the Chilean peso and euro. Gross accumulated currency translation adjustments, recorded as a separate component of shareholders’ equity, totaled $29.9 million and $17.6 million at September 30, 2026 and December 31, 2025, respectively.

We are subject to foreign currency transaction risk due to fluctuations in exchange rates between the time a transaction is initiated and settled. To mitigate this risk, we use foreign currency forward contracts. These contracts fix an exchange rate, allowing us to offset potential losses (or gains) caused by exchange rate changes at the settlement date. As of September 30,

2026, we held $9.5 million in open foreign exchange forward contracts related to inventory purchases on letters of credit, compared to $13.6 million in open contracts as of December 31, 2025.

NOTE 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments or adjustments otherwise disclosed herein) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the nine months ended September 30, 2026 are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2026 or any other future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Principles of consolidation. The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of OPKO Health, Inc. and our wholly owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. Certain prior-period amounts have been reclassified to conform to the current-period presentation of discontinued operations with respect to the clinical testing business.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheet to the sum of such amounts in the Condensed Consolidated Statements of Cash Flows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$384,036	$364,409
Restricted cash, current	6,184	4,665
Restricted cash, long-term	12,996	13,668
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$403,216	$382,742

The Company classifies cash deposits related to letters of credit securing insurance and lease obligations as restricted cash, which is included in other assets, non-current, within the Consolidated Balance Sheet.

Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories primarily consist of pharmaceutical product inventory, including raw materials, work-in-process and finished goods. Inventory obsolescence expense for the three and nine months ended September 30, 2026 was $1.1 million and $2.8 million, respectively. Inventory obsolescence expense for the three and nine months ended September 30, 2025 was $0.8 million and $1.8 million, respectively.

Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting. Refer to Note 6. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions was $0.9 billion and $1.0 billion at September 30, 2026 and December 31, 2025, respectively. During the third quarter of 2026, goodwill and certain intangible assets associated with the Clinical Testing Business classified as discontinued

operations were reclassified to assets held for sale as part of the disposal group described in Note 2 and, accordingly, are excluded from the goodwill and intangible asset balances presented above.

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

Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value. Goodwill was $317.4 million and $320.8 million at September 30, 2026 and December 31, 2025, respectively.

Net intangible assets other than goodwill were $591.2 million and $641.4 million as of September 30, 2026 and December 31, 2025, respectively, with IPR&D accounting for $195.0 million as of each date. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges may occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment.

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

While we believe our estimates and assumptions used in impairment testing (including for goodwill and IPR&D) are reasonable and reflect those used by market participants, there is a potential risk of material impairment charges. Changes in business or market conditions, including changes in global trade policies and tariffs, could affect the future operating performance of our Ireland reporting unit, which includes EirGen and Rayaldee. Based on the current financial performance of our Ireland reporting unit, we could be subject to impairment charges if future performance deviates from the estimates and assumptions used in our impairment assessments. For reference, the goodwill of our Ireland reporting unit totaled $86.5 million and $89.5 million at September 30, 2026 and December 31, 2025, respectively. This $3.0 million decrease was entirely attributable to the impact of foreign currency exchange rate fluctuations.

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $16.5 million and $49.3 million for the three and nine months ended September 30, 2026, respectively. Amortization expense was $16.5 million and $49.1 million for the three and nine months ended September 30, 2025, respectively.

Fair value measurements. The carrying amounts of our cash, cash equivalents, restricted cash, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered equity securities as of September 30, 2026 and December 31, 2025 are predominately carried at fair value.

In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts. Accordingly, the estimates of fair value presented herein may not be indicative of the amounts that could be realized in a current market exchange. Refer to Note 10.

Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For a derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At September 30, 2026 and December

31, 2025, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognized all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statement of Operations. Refer to Note 11.

Property, plant and equipment. Property, plant and equipment are recorded at cost or fair value if acquired in a business combination. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under finance leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, and automobiles - 3-5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Assets held under finance leases are included within Property, plant and equipment, net in our Condensed Consolidated Balance Sheets and are amortized over the shorter of their useful lives or the expected term of their related leases. Depreciation expense was $2.5 million and $6.4 million for the three and nine months ended September 30, 2026, respectively. Depreciation expense was $1.5 million and $4.9 million for the three and nine months ended September 30, 2025, respectively.

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

We operate in various countries and tax jurisdictions globally. For interim reporting purposes, we record income taxes based on the expected effective income tax rate, taking into consideration year to date and global forecasted tax results. For the nine months ended September 30, 2026, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.

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

We apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we review the contract to determine which performance obligations we must deliver and which of these performance obligations are distinct. We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. For a complete discussion of accounting for Revenues from products and Licensing, collaboration and other revenue, refer to Note 14.

Concentration of credit risk and allowance for credit losses. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of accounts receivable. Substantially all of our accounts receivable are with companies in the healthcare industry. However, credit risk is limited due to the number of our clients as well as their dispersion across many different geographic regions.

We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for credit losses was $2.5 million as of September 30, 2026, and $2.1 million as of December 31, 2025. The credit loss expense for the three and nine months ended September 30, 2026 was $151.6 thousand and $534.9 thousand, respectively. The credit loss expense for the three and nine months ended September 30, 2025 was $196.4 thousand and $530.0 thousand, respectively.

Accounts receivable included $3.8 million of revenue earned under the BARDA Contract (as defined in Note 15) as of September 30, 2026, and $2.3 million under this contract as of December 31, 2025. Refer to Note 14, Government Contract Revenue for further information on government contracts and to Note 15, Strategic Alliances for further information on the BARDA Contract.

Stock Repurchase Program. On July 18, 2024, the Company announced that its Board of Directors authorized a stock repurchase program for up to $100.0 million of the Company's common stock, $0.01 par value per share ("Common Stock"), which the Board of Directors subsequently increased by $100.0 million in April 2025, bringing total capacity to $200.0 million. As of December 31, 2025, the Company had repurchased 60,383,629 shares of Common Stock under the program for an aggregate cost of approximately $87.2 million. During the nine months ended September 30, 2026, the Company repurchased an additional 20,835,105 shares of Common Stock at an average price of $1.37 per share, for an aggregate cost of approximately $28.4 million.

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

Equity-based compensation. We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. For the three and nine months ended September 30, 2026, we recorded $1.8 million and $6.1 million, respectively, of equity-based compensation expense. For the three and nine months ended September 30, 2025, we recorded $2.5 million and $7.0 million, respectively, of equity-based compensation expense.

Research and development expenses. Research and development expenses include external and internal expenses. External expenses include clinical and nonclinical activities performed by contract research organizations, lab services, purchases of drug and manufacturing development costs. Research and development employee-related expenses include salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities. We expense these costs in the period in which they are incurred. We estimate our liabilities for research and development expenses in order to match the recognition of expenses to the period in which the actual services are received. As such, accrued liabilities related to third party research and development activities are recognized based upon our estimate of services received and degree of completion of the services in accordance with the specific third party contract.

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

Segment reporting. Our Chief Executive Officer serves as our chief operating decision-maker ("CODM"). The CODM reviews operating results and operating plans and makes resource allocation decisions on a company-wide or aggregate basis. We manage our operations through two reportable segments: Global Products and Innovative Biotech. The Global Products segment consists primarily of our commercial pharmaceutical operations, including our pharmaceutical businesses in Ireland, Chile, Mexico, Israel and Spain, as well as revenues generated from partnered products and other commercial pharmaceutical activities. The Innovative Biotech segment consists primarily of our research and development activities and product candidates, including programs developed through OPKO Biologics and ModeX. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating income (loss). There is no inter-segment allocation of interest expense or income taxes. Refer to Note 16.

Shipping and handling costs. We do not charge customers for shipping and handling costs. Shipping and handling costs are classified as Cost of revenues in the Condensed Consolidated Statement of Operations.

Foreign currency translation. The financial statements of certain of our foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are generally translated at the rate of exchange to the U.S. dollar on the balance sheet date. The local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of Other income (expense), net within the Condensed Consolidated Statement of Operations and foreign currency translation gains (losses) have been included as a component of the Condensed Consolidated Statement of Comprehensive Income (Loss). For the three months ended September 30, 2026, we recorded foreign currency transaction losses of $0.1 million, compared with foreign currency transaction gains of $1.1 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026, we recorded foreign currency transaction gains of $1.6 million, compared with foreign currency transaction losses of $1.5 million, for the nine months ended September 30, 2025.

Variable interest entities. The consolidation of a variable interest entity (“VIE”) is required when an enterprise has a controlling financial interest. A controlling financial interest in a VIE will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE. Refer to Note 7.

Investments. We have made strategic investments in development stage and emerging companies. We record these investments as equity securities based on our percentage of ownership and whether we have significant influence over the operations of the investees. Refer to Note 7. For investments classified as equity securities, we record changes in their fair value as Other income (expense) in our Condensed Consolidated Statement of Operations based on their closing price per share at the end of each reporting period, unless the equity security does not have a readily determinable fair value. Refer to Note 7.

Accounting standards yet to be adopted.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses is effective prospectively to financial statements issued for reporting period after the effective date or retrospectively to any or all prior periods presented in the financial statements, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

Recently adopted accounting standards.

In November 2024, the FASB issued ASU 2024-04, Debt (Subtopic 470-20): Debt with Conversion and Other Options. (“ASU 2024-04”) clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. ASU 2024-04 is effective for reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted for entities that have adopted ASU 2020-06. We adopted ASU 2024-04 prospectively effective January 1, 2025. The adoption of ASU 2024-04 did not have a material impact on our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

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

NOTE 5 EARNINGS (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted or settled. For the three and nine months ended September 30, 2026, the Company reported a loss from continuing operations, which is the control number for purposes of determining whether potential common shares are dilutive. Accordingly, all potential common shares were excluded from the computation of diluted earnings per share because their effect would have been antidilutive, and diluted earnings (loss) per share was the same as basic earnings (loss) per share.

A total of 108,845,287 and 108,313,262 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the three months ended September 30, 2026 and 2025, respectively, because their inclusion would have been antidilutive.

A total of 109,183,977 and 165,834,223 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2026 and 2025, respectively, because their inclusion would have been antidilutive.

During the three months ended September 30, 2026, 261,329 options were exercised, and 4,619,747 restricted stock units vested, resulting in the issuance of 3,753,252 shares of Common Stock.

During the nine months ended September 30, 2026, 261,329 options were exercised, and 5,467,402 restricted stock units vested, resulting in the issuance of 4,299,326 shares of Common Stock.

During the three months ended September 30, 2025, no options were exercised, and no restricted stock units vested.

During the nine months ended September 30, 2025, 57,500 options were exercised, and 553,822 restricted stock units vested.

NOTE 6 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	September 30,	December 31,
(In thousands)	2026	2025
Accounts receivable, net:
Accounts receivable	$82,714	$92,325
Less: allowance for credit losses	(2,500)	(2,070)
	$80,214	$90,255
Inventories, net:
Finished products	$40,947	$43,994
Work in-process	2,253	726
Raw materials	11,154	11,529
Less: inventory reserve	(3,753)	(3,516)
	$50,601	$52,733
Other current assets and prepaid expenses:
Taxes recoverable	$7,594	$11,842
Prepaid expenses	7,939	9,423
Prepaid insurance	4,487	3,276
Other receivables	7,114	4,609
Escrow receivable	—	19,411
Other	10,049	8,168
	$37,183	$56,729
Intangible assets, net:
Technologies	$767,723	$773,937
Customer relationships	37,224	38,627
Trade names	425	445
Covenants not to compete	170	176
Licenses	6,373	6,352
Product registrations	6,502	6,885
Other	7,274	7,518
Less: accumulated amortization	(429,523)	(387,512)
	$396,168	$446,428
Accrued expenses:
Employee benefits and severance	$30,202	$33,777
Clinical trials	6,922	4,372
Commitments and contingencies	2,751	3,529
Accrued interest	6,300	5,439
Gross to net provision	5,712	5,897
Inventory received but not invoiced	1,347	4,098
Finance leases short-term	977	1,690
Professional fees	1,460	1,455
Taxes payable	8,968	3,595
Royalties	600	1,197
Commissions	893	1,047
Other	17,949	18,310
	$84,081	$84,406
Other long-term liabilities:
Finance leases long-term	$2,645	$3,394
Mortgages and other debts payable	1,563	2,262
Employee severance	—	5,540
Other	11,315	11,602
	$15,523	$22,798

Our intangible assets and goodwill relate principally to our completed acquisitions of OPKO Renal, OPKO Biologics, EirGen and ModeX. We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives. The estimated useful lives by asset class are as follows: technologies - 7–17 years, customer relationships - 5–20 years, product registrations - 7–10 years, covenants not to compete - 5 years, trade names - 5–10 years, other 9–13 years. We do not anticipate capitalizing the cost of product registration renewals, rather we expect to expense these costs, as incurred. Our goodwill is not tax deductible for income tax purposes in any jurisdiction in which we operate.

During the third quarter of 2026, goodwill and certain intangible assets attributable to the BioReference disposal group were reclassified to assets held for sale. Accordingly, these balances are excluded from the goodwill and intangible asset amounts presented in this note.

Excluding the reclassification of goodwill and certain intangible assets to the disposal group classified as held for sale, changes in the carrying values of intangible assets and goodwill during nine months ended September 30, 2026 and 2025 were primarily due to foreign currency fluctuations between the Chilean peso, and the euro against the U.S. dollar.

The following table summarizes the changes in Goodwill by reporting unit during the nine months ended September 30, 2026.

	2026
(In thousands)	Gross goodwill at January 1, 2026	Cumulative impairment at January 1	Acquisitions, dispositions and other	Foreign exchange and other	Balance at September 30, 2026
Global Products
Ireland reporting unit	$89,510	$-	$-	$(2,957)	$86,553
Iberoamerica	11,393	(100)	—	(526)	10,767
FineTech	11,698	(11,698)	—	—	—

Innovative Biotech
OPKO Biologics	139,784	—	—	—	139,784
ModeX	80,260	—	—	—	80,260
CURNA	4,827	(4,827)	—	—	—
Transition Therapeutics	3,421	(3,421)	—	—	—

Disposal group reclassified to assets held for sale
BioReference	163,442	—	(163,442)	—	—
OPKO Diagnostics	17,977	(17,977)	-	—	—
	$522,312	$(38,023)	$(163,442)	$(3,483)	$317,364

NOTE 7 INVESTMENTS

Investments

The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of September 30, 2026 and December 31, 2025:

(in thousands)	As of September 30, 2026		As of December 31, 2025
Investment type	Investment Carrying Value	Underlying Equity in Net Assets	Investment Carrying Value	Underlying Equity in Net Assets
Equity securities	$12,135	$—	$9,268	$—
Equity method	—	1,236	—	1,555
Equity securities with no readily determinable fair value	31,609	—	4,139	—
Variable interest entity, equity method	755	—	758	—
Warrants and options	—	—	3	—
Total carrying value of investments	$44,499		$14,168

Investments in equity securities

We hold investments in various equity securities, which are accounted for based on the Company's level of influence over the particular investee and whether the particular equity security has a readily determinable fair value. We have determined that our ownership in these entities, along with that of related parties, does not provide the Company with significant influence over their operations, except for our investments in Cocrystal and Entera, as discussed below. Accordingly, we account for our investments in these entities as equity securities and record changes in their fair values in other income (expense) each reporting period. Equity securities with readily determinable fair values are measured at fair value, while those without are adjusted to fair value when there is an observable price change.

We hold equity securities in Entera Bio Ltd. (“Entera”) (2.1%) (see Note 15 for further information), Niagen Bioscience, Inc. (“Niagen” formerly known as ChromaDex Corporation) (0.04%), Eloxx Pharmaceuticals, Inc. (“Eloxx”) (0.07%), Xenetic Biosciences, Inc. (“Xenetic”) (1%), BioCardia ("BioCardia") (0.10%), and CAMP4 Therapeutics Corporation (“CAMP4”) (0.48%). Our investment in HealthSnap, Inc. (4%) is accounted for under the measurement alternative for equity securities without readily determinable fair values.

During the nine months ended September 30, 2026, we received approximately 20.5 million Series A-2 Preferred Shares of Nicoya Therapeutics Cayman, the parent company of NICOYA Macau Limited (“Nicoya”), representing approximately 15% of the outstanding equity interests of Nicoya Therapeutics Cayman as of September 30, 2026. The $27.3 million of Series A-2 Preferred Shares received and recognized as an investment during the nine months ended September 30, 2026 represented a non-cash investing activity. Pursuant to the amended license agreement and related subscription agreement, we are contractually entitled to receive additional shares and have recorded a receivable (contract asset) for the value of such shares pending issuance. The investment is accounted for under the measurement alternative for equity securities without readily determinable fair values (see Note 15 for further information).

On August 31, 2026, the Company invested $0.2 million in General Cognitive Inc. (“General Cognitive”), a privately held company, in exchange for a Simple Agreement for Future Equity (“SAFE”) and a warrant to purchase up to 328,637 shares of General Cognitive common stock. The SAFE and warrant are accounted for as separate equity securities under the measurement alternative for equity securities without readily determinable fair values and are carried at cost, less impairment, if any, and adjusted for observable price changes in orderly transactions for identical or similar investments of General Cognitive.

Net gains and losses on our equity securities for the nine months ended September 30, 2026 and 2025 were as follows:

	For the nine months ended September 30,
(in thousands)	2026	2025
Equity Securities:
Net gains and losses recognized during the period on equity securities	$2,867	$2,785
Less: Net gains and losses realized during the period on equity securities	—	(3,938)
Unrealized net gains and losses recognized during the period on equity securities still held at the reporting date	$2,867	$(1,153)

Investments in variable interest entities

We have determined that we hold variable interests in LeaderMed Health Group Limited ("LeaderMed"), Zebra Biologics, Inc. ("Zebra"), and Cocrystal Pharma, Inc. ("Cocrystal"). We made this determination as a result of our assessment that they do not have sufficient resources to carry out their principal activities without additional financial support.

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

We sent a termination letter to LeaderMed in July 2026. Therefore this license has effectively been terminated as of October 2026.

Zebra

We owned 1,260,000 shares of Zebra’s Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29%) at September 30, 2026 and December 31, 2025. Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a former member of our Board of Directors, was a founder of Zebra. Dr. Frost serves as a member of Zebra’s Board of Directors.

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

Cocrystal

On July 31, 2026, we purchased 5,474,053 shares of common stock of Cocrystal for $5.0 million, increasing our ownership to approximately (29.6%) of Cocrystal's outstanding common stock. We were not contractually required to provide this funding, which was made to support Cocrystal's ongoing research and development activities.

We determined that Cocrystal is a VIE because it does not have sufficient equity at risk to finance its principal activities without additional financial support. Based on Cocrystal's capital structure, governing documents and overall business operations, including the interests of and relationships with our related parties, we determined that we do not have the power to direct the activities that most significantly impact Cocrystal's economic performance and are not its primary beneficiary. We have significant influence over Cocrystal through our ownership interest and account for our investment under the equity method.

The July 2026 investment represented, in substance, the funding of prior losses. Accordingly, during the three months ended September 30, 2026, we recognized $5.0 million of previously suspended equity method losses. Our investment in Cocrystal had no carrying value as of September 30, 2026, which represents our maximum exposure to loss. We have no obligation to fund Cocrystal's expected losses and have not provided guarantees or other financial support that would expose us to losses beyond the carrying amount of our investment. Accordingly, our maximum exposure to loss associated with our investment in Cocrystal was zero as of September 30, 2026.

Sales of investments

Gains (losses) included in earnings from sales of our investments are recorded in Other income (expense), net in our Condensed Consolidated Statement of Operations. The cost of securities sold is based on the specific identification method.

Warrants and options

In addition to our equity method investments and equity securities, we held options to purchase 47 thousand additional shares of BioCardia, Inc. through August 19, 2026. The options expired unexercised during the third quarter of 2026, and we recognized a loss of approximately $3 thousand within fair value changes of derivative instruments, net in our Condensed Consolidated Statement of Operations. As of September 30, 2026, no BioCardia options remained outstanding. The fair value of the options at December 31, 2025 was recorded within Investments, net. See further discussion of the Company's options and warrants in Note 10 and Note 11.

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

Our equity method investments, as described below, consist of investments in Pharmsynthez (ownership 6%), Cocrystal (29.6%), Non-Invasive Monitoring Systems, Inc. (“NIMS”) (1%), and LeaderMed (47%).

The aggregate amount of assets, liabilities, and net losses of these equity method investees as of and for the nine months ended September 30, 2026 were $38.5 million, $17.2 million, and $8.8 million, respectively. The aggregate amount of assets, liabilities, and net losses of our equity method investees as of and for the year ended December 31, 2025 were $48.9 million, $17.5 million, and $13.9 million, respectively. We have determined that we or our related parties have the ability to exercise significant influence over our equity method investments through our board representation or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market prices of their respective shares of common stock and the number of shares held by us as of September 30, 2026 and December 31, 2025 was $6.6 million and $0.2 million, respectively.

NOTE 8 DEBT

As of September 30, 2026 and December 31, 2025, our debt consisted of the following:

	September 30,	December 31,
(In thousands)	2026	2025
2044 Royalty Financing	$370,225	$246,433
2029 Convertible Notes	92,408	84,970
2033 Senior Notes	50	50
Chilean and Spanish lines of credit	11,960	8,515
Current portion of notes payable	1,189	1,736
Long term portion of notes payable	1,563	2,262
Total	$477,395	$343,966

Balance sheet captions
Long term portion of convertible notes	$92,458	$85,020
Current portion of lines of credit and notes payable	13,149	10,251
Long Term notes payable included in long-term liabilities	371,788	248,695
Total	$477,395	$343,966

2044 Royalty Financing Purchase Agreement

On July 17, 2024, the Company completed a private offering of $250.0 million aggregate principal amount of senior secured royalty notes (the “2044 Royalty Financing Notes”) pursuant to a note purchase agreement dated July 17, 2024 (the "2044 Note Purchase Agreement"), by and among the Company, the purchasers from time to time party thereto, the Company's wholly owned subsidiaries OPKO Biologics Inc. (“OBL”) and EirGen as guarantors (OBL and EirGen collectively, the “2044 Royalty Financing Guarantors”), and HCR Injection SPV, LLC, as agent.

The 2044 Royalty Financing Notes mature on July 17, 2044 and bear interest at the three-month Secured Overnight Financing Rate (“SOFR”), subject to a 4.0% per annum floor, plus 7.5% per annum. Interest is payable on the 2044 Royalty Financing Notes on a quarterly basis and is determined by profit share payments received by EirGen pursuant to the profit share arrangement with Pfizer, Inc. (the “Royalty Payments”) set forth in the Restated Pfizer Agreement (as defined and described in Note 15). If the aggregate amount of the Royalty Payments received by EirGen during the quarter preceding any quarterly interest payment date is less than the accrued and unpaid interest payable on such date, the excess interest payable on such date is paid-in-kind and added to the outstanding principal amount of the 2044 Royalty Financing Notes.

On August 13, 2026, the Company entered into a first amendment to the 2044 Note Purchase Agreement pursuant to which the purchasers acquired an additional $125.0 million aggregate principal amount of the 2044 Royalty Financing Notes. The amendment increased the aggregate stated principal amount of the 2044 Royalty Financing Notes to $375.0 million and expanded the repayment and collateral framework to include specified royalty payments receivable under the Company's license agreement with Eli Lilly ("Eli Lilly") and Company related to Mazdutide. The Eli Lilly royalty payments are deposited into the collection account and applied pursuant to the payment waterfall in the amended 2044 Note Purchase Agreement. The additional notes were issued with an original issue discount of 1.5% and are subject to an exit fee equal to 3.0% of the highest principal amount outstanding with respect to such additional notes.

The Company evaluated the amendment in accordance with ASC 470-50, Debt - Modifications and Extinguishments, and concluded that the amended debt is not substantially different from the original debt instrument. Accordingly, the amendment was accounted for as a modification of the existing debt and no gain or loss on extinguishment was recognized.

The Company will be required to pay the noteholders a 3.0% exit fee in connection with any repayment in full of the 2044 Royalty Financing Notes, whether at maturity or otherwise. In addition, in the event that the Company repays the 2044 Royalty Financing Notes in full prior to the maturity date, the Company will be required to pay the noteholders a make-whole payment in an amount necessary such that the noteholders shall have received aggregate payments of principal, interest and fees in respect of the 2044 Royalty Financing Notes equal to at least 150% of the initial principal amount of the 2044 Royalty Financing Notes, in the event such prepayment occurs on or prior to July 17, 2029, or 200% of the initial principal amount of the 2044 Royalty Financing Notes, in the event such prepayment occurs following July 17, 2029.

If the 2044 Royalty Financing Notes have not been fully repaid by the maturity date, the Company may elect to either repay the unpaid balance of the principal amount in full, together with any accrued and unpaid interest thereon and the applicable exit fee, or elect to transfer specified royalty interests to the noteholders in satisfaction of the outstanding obligations, subject to the terms and conditions set forth in the financing documents.

The 2044 Royalty Financing Notes are secured by the Royalty Payments and the Lilly royalty payments described above, and the 2044 Royalty Financing Guarantors have guaranteed the obligations under the 2044 Royalty Financing Notes by granting a security interest in certain assets of the 2044 Royalty Financing Guarantors. The purchase agreement governing the 2044 Royalty Financing Notes contains customary terms and covenants, including negative covenants, such as limitations on indebtedness, liens, amendments to certain material contracts and disposition of assets.

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

On April 1, 2025, the Company completed privately negotiated exchange transactions (the “Note Exchange Transactions”) pursuant to which the Company exchanged an aggregate of $159.2 million principal amount of its 2029 Convertible 144A Notes, for an aggregate of 121,437,998 shares of its Common Stock and approximately $63.5 million in cash, inclusive of accrued and unpaid interest. Of the total consideration transferred in the Note Exchange Transactions, $129.7 million represented a noncash conversion of the 2029 Convertible 144A Notes into Common Stock. The exchanged 2029 Convertible 144A Notes were retired and are no longer outstanding upon closing. The Company accounted for the Note Exchange Transactions as an induced conversion in accordance with ASU 2024-04, resulting in a total charge recorded within Other loss, net in the Condensed Consolidated Statements of Operations. This charge comprised an induced conversion expense of $32.6 million and a loss on extinguishment of $59.1 million. The loss on extinguishment consisted of $54.7 million in unamortized debt discount and $4.4 million in debt issuance costs associated with the retired notes.

As of September 30, 2026 the 2029 Convertible Notes were convertible. Holders may convert their 2029 Convertible Notes at their option prior to the close of business on the business day immediately preceding September 15, 2028 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2024 (and only during such calendar quarter), if the last reported sale price of our Common Stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five consecutive business day period after any ten consecutive trading day period (the “convertible note measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the convertible note measurement period was less than 98% of the product of the last reported sale price of our Common Stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events specified in the indenture governing the 2029 Convertible Notes. On or after September 15, 2028, until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing conditions. Upon conversion of a note, we will pay or deliver, as the case may be, cash, shares of our Common Stock or a combination of cash and shares of our Common Stock, at our election.

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

The following table sets forth information related to the 2029 Convertible Notes which is included in our Condensed Consolidated Balance Sheet as of September 30, 2026:

(In thousands)	2029 Convertible Notes	Discount	Debt Issuance costs	Total
Balance at December 31, 2025	$121,373	$(35,287)	$(1,116)	$84,970
Amortization of debt discount and debt issuance costs	—	7,167	271	7,438
Balance at September 30, 2026	$121,373	$(28,120)	$(845)	$92,408

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

International Line of Credit Agreements

The Company has line of credit agreements with 11 other financial institutions as of September 30, 2026, and 12 other financial institutions as of December 31, 2025, in the U.S., Chile and Spain. These lines of credit are used primarily as sources of working capital for inventory purchases.

The following table summarizes the amounts outstanding under the Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
	Interest rate on borrowings at	Credit line	September 30,	December 31,
Lender	September 30, 2026	capacity	2026	2025
Itau Bank	5.50%	$2,363	$195	$459
Bank of Chile	6.60%	2,500	642	1,165
BICE Bank	5.50%	2,500	1,779	1,046
Scotiabank	5.00%	5,500	5,041	2,091
Santander Bank	5.50%	5,000	1,464	873
Security Bank	5.50%	1,400	—	—
Estado Bank	5.50%	4,000	1,959	1,351
BCI Bank	5.00%	2,500	796	330
Internacional Bank	5.50%	1,500	84	1,022
Consorcio Bank	5.00%	2,000	—	178
Santander Bank	5.36%	570	—	—
Total		$29,833	$11,960	$8,515

At September 30, 2026 and December 31, 2025, the weighted average interest rate on our lines of credit was approximately 5.3% and 5.5%, respectively.

At September 30, 2026 and December 31, 2025, we had notes payable and other debt (excluding the 2033 Senior Notes, the 2029 Convertible Notes, and amounts outstanding under the lines of credit described above) as follows:

	September 30,	December 31,
(In thousands)	2026	2025
Current portion of notes payable	$1,189	$1,736
Other long-term liabilities	1,563	2,262
Total	$2,752	$3,998

The notes and other debt mature at various dates ranging from 2026 through 2032, bearing variable interest rates from 0.9% up to 4.9%. The weighted average interest rate on the notes and other debt was 2.1% on September 30, 2026 and 1.8% on December 31, 2025. The notes are partially secured by our office space in Barcelona.

NOTE 9 ACCUMULATED OTHER COMPREHENSIVE LOSS

For the nine months ended September 30, 2026, changes in Accumulated other comprehensive loss, net of tax, were as follows:

Foreign
currency
(In thousands)	translation
Balance at December 31, 2025	$(21,017)
Other comprehensive loss	(12,278)
Balance at September 30, 2026	$(33,295)

NOTE 10 FAIR VALUE MEASUREMENTS

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

As of September 30, 2026, our financial assets measured at fair value included equity securities, forward foreign currency exchange contracts for inventory purchases (refer to Note 11), and restricted cash collateralized by money market funds, the latter being measured at fair value as a Level 1 financial instrument.

Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of September 30, 2026
	Quoted
	prices in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$248,242	$—	$—	$248,242
Equity securities	12,135	—	—	12,135
Forward contracts	—	610	—	610
Total assets	$260,377	$610	$—	$260,987

	Fair value measurements as of December 31, 2025
	Quoted
	prices in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$230,625	$—	$—	$230,625
Equity securities	9,268	—	—	9,268
Common stock options/warrants	—	3	—	3
Total assets	$239,893	$3	$—	$239,896
Liabilities:
Forward contracts	—	230	—	230
Total liabilities	$—	$230	$—	$230

The table below presents the carrying amount, estimated fair value, and applicable fair value hierarchy tiers for our 2029 Convertible Notes. The fair value for these notes is determined using directly observable inputs other than quoted prices in active markets.

	September 30, 2026
	Carrying	Total
(In thousands)	Value	Fair Value	Level 1	Level 2	Level 3
2029 Convertible Notes	$92,408	$195,231	$—	$195,231	$—

There have been no transfers between Level 1 and Level 2 and no transfers to Level 3 of the fair value hierarchy.

NOTE 11 DERIVATIVE CONTRACTS

The following table summarizes the fair values and the presentation of our derivative financial instruments in the Condensed Consolidated Balance Sheets:

	Balance Sheet	September 30,	December 31,
(In thousands)	Component	2026	2025
Derivative financial instruments:
Forward contracts	Unrealized gains (losses) on forward contracts are recorded in other current assets and prepaid expenses. Unrealized (losses) on forward contracts are recorded in accrued expenses	$610	$(230)
Common Stock options/warrants	Investments, net	—	3

We enter into foreign currency forward exchange contracts with respect to the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.

To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At September 30, 2026 and December 31, 2025, our derivative financial instruments did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in fair value of derivative instruments, net in our Condensed Consolidated Statement of Operations.

The following table summarizes the losses and gains recorded for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Derivative gain (loss):
Forward contracts	$251	$(38)	$(112)	$(295)
Total	$251	$(38)	$(112)	$(295)

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

On July 31, 2026, the Company purchased 5,474,053 shares of common stock of Cocrystal for an aggregate purchase price of $5.0 million. Following the transaction, the Company owned approximately 29.6% of Cocrystal’s outstanding common stock. The Company has significant influence over Cocrystal through its ownership interest and representation on Cocrystal’s board of directors.

In January 2024, in connection with the closing of the offering of the 2029 Convertible Notes, we issued and sold approximately $71.1 million aggregate principal amount of the 2029 Convertible Affiliate Notes to the Affiliate Purchasers, in exchange for $55.0 million aggregate principal amount of the 2023 Convertible Notes, together with approximately $16.1 million accrued but unpaid interest thereon, held by such Affiliate Purchasers. See Note 8 for additional information. Dr. Frost, an Affiliate Purchaser, subsequently purchased 2029 Convertible Notes on the open market in September 2024.

The Company owns approximately 6% of Pharmsynthez and held a minority ownership interest of less than 1% in Xenetic Biosciences, Inc. ("XBIO") as of September 30, 2026.

We hold investments in Zebra (ownership 29%), Niagen (0.04%), Cocrystal (29.6%), NIMS (1%), Eloxx (0.07%), and LeaderMed (47%). These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. We previously held an investment in GeneDx (Nasdaq: WGS), which represented a 2.2% ownership interest as of December 31, 2024, obtained as a result of our sale of GeneDx, Inc. and subsequent participation in an underwritten offering by GeneDx. Richard Pfenniger who sits on our Board of Directors also sits on the Board of Directors of GeneDx. We sold our remaining investment in GeneDx during the first quarter of 2025.

Dr. Elias Zerhouni, our Vice Chairman and President, sits on the board of directors of Danaher Corporation (“Danaher”). Prior to the classification of the BioReference operations as discontinued operations, BioReference procured products and services from several subsidiaries of Danaher, including Beckman Coulter, Integrated DNA Technologies Inc., and Leica Microsystems Inc., to which BioReference has paid $1.2 million, $3 thousand, and $286 thousand, respectively, during the nine months ended September 30, 2026. These transactions related to the discontinued operations discussed in Note 2.

We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the three months ended September 30, 2026, no amount was reimbursed or accrued for Company-related travel by Dr. Frost and other OPKO executives. For the nine months ended September 30, 2026, we reimbursed or accrued $47 thousand for Company-related travel by Dr. Frost and other OPKO executives. For the three and nine months ended September 30, 2025, no amount was reimbursed or accrued for Company-related travel by Dr. Frost and other OPKO executives.

NOTE 13 COMMITMENTS AND CONTINGENCIES

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

Under the Settlement Agreement, the Company and BioReference admitted only to having made payments to certain physicians and physicians’ groups for office space rentals for amounts that exceeded fair market value, and that it did not report or return any such overpayments to the Federal Health Care Programs (the “Covered Conduct”). The Covered Conduct had commenced prior to the Company’s acquisition of BioReference in 2015. With the exception of the Covered Conduct, the Company and BioReference expressly deny the allegations of the Relator as set forth in her civil action. The Company has paid a total of $10,000,000 plus accrued interest from September 24, 2021, at a rate of 1.5% per annum (the “Settlement Amount”). The Settlement Amount consisted of $9,853,958 payable to the United States, $141,041 payable to the Commonwealth and $5,001 payable to Connecticut, in each case plus interest and was paid on July 18, 2022. Conditioned upon payment of the Settlement Amount, the United States, Massachusetts and Connecticut agreed to release the Company and BioReference from any civil or administrative monetary liability arising from the Covered Conduct. Upon payment of the Settlement Amount and the amount due under a separate agreement with the Relator, the Relator released the Company and BioReference from any and all claims and potential claims. Further, in consideration of the obligations of the Company and BioReference in the Settlement Agreement and the CIA, the OIG-HHS released and refrained from instituting any administrative action seeking to exclude the Company or BioReference from participating in Medicare, Medicaid or other Federal health care programs as a result of the Covered Conduct.

Under the CIA, which has a term of five years, BioReference is required to, among other things: (i) maintain a Compliance Officer, a Compliance Committee, board review and oversight of certain federal healthcare compliance matters, compliance programs, and disclosure programs; (ii) provide management certifications and compliance training and education; (iii) establish written compliance policies and procedures to meet federal health care program requirements; (iv) create procedures designed to ensure compliance with the Anti-Kickback Statute and/or Stark Law; (v) engage an independent review organization to conduct a thorough review of BioReference’s systems, policies, processes and procedures related to certain arrangements; (vi) implement a risk assessment and internal review process; (vii) establish a disclosure program for whistleblowers; and (viii) report or disclose certain events and physician payments. The Company’s or BioReference’s failure to comply with its obligations under the CIA could result in monetary penalties and the exclusion from participation in Federal Health Care Programs. The CIA does not apply to any of the Company’s subsidiaries other than BioReference, and its scope is generally limited to “focus arrangements”, which are those “arrangements” (as defined in the CIA) (i) between BioReference and any actual source or recipient of health care business or referrals and involves, directly or indirectly, the offer, payment, or provision of anything of value, or (ii) is between BioReference and any physician (or a physician’s immediate family member). Most of these measures have already been implemented at BioReference. Following its acquisition of BioReference, the Company and BioReference implemented robust compliance measures that substantially align with those actions required under the CIA. BioReference is included within the discontinued operations discussed in Note 2; however, the obligations under the CIA remain applicable to BioReference and therefore continue to be disclosed herein.

From time to time, we may receive inquiries, document requests, CIDs or subpoenas from the Department of Justice, OCR, CMS, various payors and fiscal intermediaries, and other state and federal regulators regarding investigations, audits and reviews. In addition to the matters discussed in this note, we are currently responding to CIDs, subpoenas, payor audits, and document requests for various matters relating to BioReference's diagnostics laboratory operations. Some pending or threatened proceedings against us may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving the types of issues that we routinely confront may require monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. Also, from time to time, we may detect issues of non-compliance with federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians, among other things. We may avail ourselves of various mechanisms to address these issues, including participation in voluntary disclosure protocols. Participating in voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action. The Company generally has cooperated, and intends to continue to cooperate, with appropriate regulatory authorities as and when investigations, audits and inquiries arise. No accrual has been made for these matters we are currently responding to, as there is no basis to conclude that a loss has been incurred or to estimate a range of potential loss outcomes.

We are a party to other litigation in the ordinary course of business. While we cannot predict the ultimate outcome of legal matters, we accrue a liability for legal contingencies when we believe that it is both probable that a liability has been incurred and that we can reasonably estimate the amount of the loss. It is reasonably possible the ultimate liability could exceed amounts currently estimated, and we review established accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and our views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. Because of the high degree of judgment involved in establishing loss estimates, the ultimate outcome of such matters will differ from our estimates and such differences may be material to our business, financial condition, results of operations, and cash flows.

At September 30, 2026, we were committed to make future purchases for inventory and other items during the remainder of 2026 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating approximately $44.5 million.

NOTE 14 REVENUE RECOGNITION

We generate revenues from products and intellectual property as follows:

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

We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the three and nine months ended September 30, 2026, we recognized $8.6 million and $23.0 million, respectively, in net product revenue from sales of Rayaldee. For the three and nine months ended September 30, 2025, we recognized $7.5 million and $21.0 million, respectively, in net product revenue from sales of Rayaldee.

The following table presents an analysis of Rayaldee product sales allowances and accruals for the three and nine months ended September 30, 2026 and 2025:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at June 30, 2026	$1,375	$4,077	$2,687	$8,139
Provision related to current period sales	3,149	3,479	310	6,938
Credits or payments made	(3,017)	(3,219)	(407)	(6,643)
Balance at September 30, 2026	$1,507	$4,337	$2,590	$8,434

Total gross Rayaldee sales				$15,514
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				45%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2025	$1,374	$4,511	$2,547	$8,432
Provision related to current period sales	9,038	9,718	851	19,607
Credits or payments made	(8,905)	(9,892)	(808)	(19,605)
Balance at September 30, 2026	$1,507	$4,337	$2,590	$8,434

Total gross Rayaldee sales				$42,580
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				46%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at June 30, 2025	$1,240	$4,126	$2,317	$7,683
Provision related to current period sales	3,207	3,894	297	7,398
Credits or payments made	(2,793)	(3,797)	(307)	(6,897)
Balance at September 30, 2025	$1,654	$4,223	$2,307	$8,184

Total gross Rayaldee sales				$14,876
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				50%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2024	$2,070	$5,365	$2,465	$9,900
Provision related to current period sales	9,465	11,186	850	21,501
Credits or payments made	(9,881)	(12,328)	(1,008)	(23,217)
Balance at September 30, 2025	$1,654	$4,223	$2,307	$8,184

Total gross Rayaldee sales				$42,515
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				51%

Taxes collected from customers related to revenues from products are excluded from revenues.

Licensing, collaboration and other revenue

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

BARDA Contract (as defined in Note 15): Revenue from the BARDA Contract is generated under terms that are cost plus fee. We recognize revenue using the incurred costs output method to measure progress. Revenue will only be recognized when research and development services are performed to the extent of actual costs incurred.

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

Licensing, collaboration and other revenue increased by $4.9 million to $23.6 million, and by $37.7 million to $83.7 million, for the three and nine months ended September 30, 2026, respectively, compared to $18.7 million and $46.0 million for the corresponding periods in 2025. The increase for the nine-month period was primarily due to the recognition of $29.4 million related to Series A-2 Preferred Shares received in connection with our investment in Nicoya. Additional increases resulted from Eli Lilly collaboration revenue of $5.8 million and $10.3 million and Regeneron revenue of $0.8 million and $2.9 million for the three and nine-month periods ended September 30, 2026, respectively, in each case as compared to the corresponding periods in 2025, as well as from higher Pfizer royalty revenue for the 2026 periods. These increases were partially offset by lower revenue recognized under the BARDA Contract, which declined to $7.5 million and $16.5 million for the three and nine months ended September 30, 2026, respectively, from $8.2 million and $21.6 million for the corresponding 2025 periods, together with lower other collaboration revenue.

NOTE 15 STRATEGIC ALLIANCES

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

ModeX is also eligible to receive potential future product selection payments, clinical and regulatory milestone payments, and commercial milestone payments that could exceed $200 million per selected molecule. The overall value of the collaboration could potentially exceed $1.0 billion if multiple products from the collaboration are successfully advanced. In addition, ModeX is eligible to receive tiered global net sales royalties, up to low double digits at the highest tier. ModeX performs preclinical research activities under jointly developed work plans and is reimbursed by Regeneron for allowable preclinical research costs. Regeneron performs its assigned preclinical research activities under the work plans and is responsible for subsequent development, regulatory, manufacturing and commercialization activities for products it elects to advance. There can be no assurance that any such value or royalties will be realized.

The Company evaluated the agreement under ASC Topic 606, Revenue from Contracts with Customers, and determined that Regeneron meets the definition of a customer. The Company identified four separate performance obligations under the agreement: (i) a license to certain ModeX intellectual property, including its MSTAR platform technology; and preclinical research and development services related to the (ii) oncology, (iii) immunology and inflammation, and (iv) obesity programs. The intellectual property license represents functional intellectual property and was recognized at a point in time when the license and related know-how were made available to Regeneron. Accordingly, the $7.0 million upfront payment was recognized as revenue upon transfer of the license.

The preclinical research and development services represent separate performance obligations that are satisfied over time as the services are performed. Regeneron reimburses ModeX for allowable preclinical research costs incurred under the applicable work plans, and the Company recognizes the related reimbursements as revenue as the underlying research and development services are performed. The options for Regeneron to obtain exclusive exploitation licenses for products developed under the collaboration do not represent material rights and were not identified as performance obligations at contract inception. Consideration associated with such options, including potential development, regulatory and commercial milestone payments and sales-based royalties, will be evaluated for recognition when the applicable option is exercised and the related recognition criteria are met.

For the three and nine months ended September 30, 2026, the Company recognized approximately $0.8 million and $2.9 million, respectively, in revenue under the agreement.

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

The Company concluded that research and development services performed under the BARDA Contract would be recognized as revenue when research and development services are performed to the extent of actual costs incurred including a fixed fee and will be reimbursed by BARDA. Costs incurred represent work performed, which corresponds with, and thereby best depicts, the transfer of control of the research and development to BARDA. Types of contract costs include labor, material, and third-party services. As such, the related BARDA revenue is recognized as revenue from transfer of intellectual property and other within the Company’s Consolidated Statements of Operations. For the nine months ended September 30, 2026 and 2025, we recorded $16.5 million and $21.6 million, respectively, in revenue under the BARDA Contract. As of September 30, 2026, the aggregate amount of transaction price allocated to remaining performance obligations, excluding unexercised contract options, was $33.5 million. We expect to recognize this amount as revenue through February 2028.

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

As part of their strategic collaboration, ModeX and Merck have put in place a research plan to manage research and other development activities related to the development of a Vaccine or Product including a joint steering committee to facilitate the research program. As part of the research plan, they will use a third-party contract development and manufacturing organization to carry out such activities unless otherwise agreed. Development costs incurred by ModeX in furtherance of these development activities will be reimbursed by Merck. To date, we have spent $27.2 million of development costs related to the Epstein -Barr Virus, for which Merck has provided, or will provide, reimbursement.

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

Under the terms of the agreements, we granted the joint venture exclusive rights to develop, manufacture and commercialize (a) OPK88003, an oxyntomodulin analog being developed for the treatment of obesity and diabetes, and (b) Factor VIIa-CTP, a novel long-acting coagulation factor being developed to treat hemophilia, in exchange for a 47% ownership interest in the joint venture. In addition, during 2021 we received an upfront payment of $1 million. LeaderMed was responsible for funding the joint venture’s operations, development and commercialization efforts and, together with its syndicate partners, initially invested $11 million in exchange for a 53% ownership interest.

We sent a termination letter to LeaderMed in July 2026; therefore, this license is now terminated. We retain full rights to oxyntomodulin and Factor VIIa-CTP.

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

For the nine months ended September 30, 2026, the Company recognized approximately $10.3 million as revenue from transfer of intellectual property and other within the Company’s Consolidated Statements of Operations related to the Eli Lilly Agreement.

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

On April 30, 2026, EirGen and Nicoya entered into a second amendment to the agreement. Pursuant to the amendment, the parties expanded the scope of the licensed field beyond the original indication, modified certain manufacturing-related rights in the territory, and reduced future royalty rates payable by Nicoya. As consideration for the amendment, EirGen received a 15% equity interest in Nicoya Therapeutics Cayman, Nicoya's parent company. During the nine months ended September 30, 2026, the Company recognized approximately $29.4 million of revenue from transfer of intellectual property and other related to the fair value of the equity interest received under the amended agreement. As of September 30, 2026, the Company held a 15% ownership interest in Nicoya Therapeutics Cayman. Following the amendment, EirGen remains eligible to receive up to an additional $115 million upon the achievement of certain development, regulatory and sales-based milestones, as well as tiered royalty payments on net product sales in the Nicoya Territory.

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

We recognized the non-refundable $295.0 million upfront payments as revenue as the research and development services were completed. As of September 30, 2026 and December 31, 2025, we had no contract liabilities related to the Pfizer Transaction.

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

NOTE 16 SEGMENTS

We manage our continuing operations through two reportable segments: Global Products and Innovative Biotech. Our reportable segments reflect the way in which our Chief Operating Decision Maker evaluates performance, allocates resources and manages our continuing operations following the classification of substantially all remaining diagnostic operations as discontinued operations.

The Company revised its reportable segment structure during 2026. Accordingly, prior-period segment information presented herein has been recast to conform to the current period presentation.

Global Products generally consists of our commercial pharmaceutical operations and international pharmaceutical businesses, including related commercial arrangements through which we participate in the commercialization of pharmaceutical products. Innovative Biotech generally consists of our biotechnology and development-stage programs, including our partnership with Pfizer related to NGENLA®.

Our Chief Executive Officer serves as the Chief Operating Decision Maker ("CODM"). The CODM reviews operating results, operating plans and other financial information by reportable segment and uses this information to evaluate performance, allocate resources, monitor trends, identify risks and opportunities, and establish strategic priorities.

Segment operating income (loss) is the primary measure of profitability reviewed by the CODM. Segment operating income (loss) represents revenue less directly attributable operating expenses for each reportable segment. Corporate expenses and certain other activities not attributable to a reportable segment are presented separately. The total of the reportable segments' measure of profit or loss is reconciled to consolidated loss from continuing operations before income taxes. Interest expense, other non-operating income and expense, and income taxes are not allocated to the segments. There are no significant intersegment sales and no allocation of interest expense or income taxes between segments.

The CODM does not regularly review assets by reportable segment when evaluating performance or allocating resources. Accordingly, segment asset information is not presented.

To provide greater transparency into the factors affecting segment profitability, we disclose significant expense categories for each reportable segment in the tables below.

Global Products

•
Revenue from products - Represents revenue from the sale of pharmaceutical products and related commercial activities.
•
Licensing, collaboration and other revenue – Represents revenue recognized from licensing arrangements, collaboration agreements, royalties, milestones, contract development and manufacturing activities, and other intellectual property-related activities.
•
Cost of revenue - Represents the direct costs associated with manufacturing and distributing pharmaceutical products, including raw materials, manufacturing overhead and distribution costs.
•
Selling, general and administrative expenses - Includes personnel costs, marketing expenses, professional fees and administrative overhead associated with commercial operations.
•
Research and development expenses - Includes costs associated with product development, regulatory activities and lifecycle management initiatives.
•
Intangible asset amortization - Represents amortization expense related to acquired intangible assets.
•
Depreciation: Relates to the depreciation of property, plant, and equipment used in the segment's operations.

Innovative Biotech

•
Licensing, collaboration and other revenue – Represents revenue recognized from collaboration arrangements, royalty and profit-sharing arrangements, licensing activities and other intellectual property-related activities.
•
Cost of revenue - Represents direct costs associated with revenue-generating activities within the segment, including costs related to collaboration and commercialization arrangements.
•
Selling, general and administrative expenses - Includes personnel costs, business development activities and administrative expenses supporting the segment.
•
Research and development expenses - Includes costs related to discovery, preclinical and clinical development activities, biologics research, platform technology development and strategic collaborations.
•
Intangible asset amortization - Represents amortization expense related to acquired intangible assets.
•
Depreciation - Represents depreciation of property, plant and equipment used in the segment's operations.

The following table presents financial information for our reportable segments and unallocated corporate operations for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Revenue from products:
Global products	$41,811	$37,676	$122,795	$113,261
Innovative biotech	—	—	—	—
Corporate	—	—	—	—
	$41,811	$37,676	$122,795	$113,261
Licensing, collaboration and other revenue
Global products	$6,638	$1,764	$43,075	$4,897
Innovative biotech	16,965	16,985	40,586	41,081
Corporate	—	—	—	—
	$23,603	$18,749	$83,661	$45,978
Cost of revenue:
Global products	$23,319	$21,351	$70,661	$69,145
Innovative biotech	27	23	71	65
Corporate	5	—	18	—
	$23,351	$21,374	$70,750	$69,210
Gross margin:
Global products	$25,130	$18,089	$95,209	$49,013
Innovative biotech	16,938	16,962	40,515	41,016
Corporate	(5)	—	(18)	—
	$42,063	$35,051	$135,706	$90,029
Selling, general and administrative:
Global products	$13,317	$11,710	$38,564	$34,496
Innovative biotech	1,121	881	3,051	2,980
Corporate	10,399	9,678	31,952	32,060
	$24,837	$22,269	$73,567	$69,536
Research and development:
Global products	$1,621	$3,307	$8,505	$10,900
Innovative biotech	30,383	26,303	84,919	78,626
Corporate	173	187	830	819
	$32,177	$29,797	$94,254	$90,345
Amortization of intangible assets:
Global products	$4,183	$4,264	$12,502	$12,240
Innovative biotech	12,275	12,275	36,825	36,824
Corporate	—	—	—	—
	$16,458	$16,539	$49,327	$49,064
Segment operating income (loss):
Global products	$6,009	$(1,192)	$35,638	$(8,623)
Innovative biotech	(26,841)	(22,497)	(84,280)	(77,414)
Corporate	(10,577)	(9,865)	(32,800)	(32,879)
	$(31,409)	$(33,554)	$(81,442)	$(118,916)

The following table reconciles consolidated operating loss to loss from continuing operations before income taxes for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Operating loss	$(31,409)	$(33,554)	$(81,442)	$(118,916)
Interest income	2,882	2,734	8,363	10,116
Interest expense	(13,451)	(11,326)	(35,735)	(97,034)
Fair value changes of derivative instruments, net	251	(38)	(112)	(295)
Other income (expense), net	3,861	1,216	4,065	(31,933)
Other expense, net	$(6,457)	$(7,414)	$(23,419)	$(119,146)
Loss before income taxes and investment losses	(37,866)	(40,968)	(104,861)	(238,062)
Loss from investments in investees	(5,000)	(3)	(5,002)	(12)
Loss from continuing operations before income taxes	$(42,866)	$(40,971)	$(109,863)	$(238,074)

The following table presents depreciation and amortization by reportable segment and geographic revenue information for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Depreciation and amortization:
Global products	$6,076	$5,262	$17,240	$15,650
Innovative biotech	12,850	12,780	38,458	38,325
Corporate	15	—	44	—
	$18,941	$18,043	$55,742	$53,975
Revenues:
United States	$17,186	$15,679	$42,764	$42,824
Ireland	17,707	12,078	69,050	29,299
Chile	15,276	14,360	46,575	44,895
Spain	7,279	6,337	23,779	19,501
Israel	—	140	—	351
Mexico	6,797	6,737	20,778	19,263
Other	1,169	1,094	3,510	3,106
	$65,414	$56,425	$206,456	$159,239

For each of the nine months ended September 30, 2026 and 2025, two customers individually represented more than 10% of our total consolidated revenue. As of September 30, 2026 and December 31, 2025, one customer represented more than 10% of our accounts receivable balance.

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

The following table presents the lease balances within the Condensed Consolidated Balance Sheet as of September 30, 2026 and December 31, 2025:

(in thousands)	Classification on the Balance Sheet	September 30, 2026	December 31, 2025
Assets
Operating lease assets	Operating lease right-of-use assets	$33,883	$37,153
Finance lease assets	Property, plant and equipment, net	3,622	5,084

Liabilities
Current
Operating lease liabilities	Current maturities of operating leases	7,791	7,603
Accrued expenses	Current maturities of finance leases	977	1,690
Long-term
Operating lease liabilities	Operating lease liabilities	26,840	30,083
Other long-term liabilities	Finance lease liabilities	$2,645	$3,394

Weighted average remaining lease term
Operating leases (in years)		5.6	6.5
Finance leases (in years)		8.1	7.1
Weighted average discount rate
Operating leases		7.1%	7.1%
Finance leases		4.2%	4.7%

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on our Condensed Consolidated Balance Sheet as of September 30, 2026:

(in thousands)	Operating	Finance
October 1, 2026 through December 31, 2026	$2,044	$401
2027	8,151	1,104
2028	7,909	257
2029	6,536	249
2030	5,110	245
Thereafter	12,405	1,754
Total undiscounted future minimum lease payments	42,155	4,010
Less: Difference between lease payments and discounted lease liabilities	7,524	388
Total lease liabilities	$34,631	$3,622

Expense under operating leases and finance leases was $7.4 million and $6.3 million for the nine months ended September 30, 2026 and 2025, respectively. Operating lease costs and finance lease costs are included within Operating loss in the Condensed Consolidated Statement of Operations. Short-term lease costs were not material.

Supplemental cash flow information is as follows:

	For the nine months ended September 30,
(in thousands)	2026	2025
Operating cash outflows from operating leases	$5,929	$5,729
Operating cash outflows from finance leases	58	53
Financing cash outflows from finance leases	695	40
Total	$6,682	$5,822

NOTE 18 SUBSEQUENT EVENTS

We have evaluated subsequent events through the date these Condensed Consolidated Financial Statements were issued. As discussed in Note 2, on October 14, 2026, we entered into the Labcorp Purchase Agreement with Labcorp relating to the sale of substantially all of the remaining BioReference diagnostic operations. Other than the matters disclosed in Note 2, there were no material subsequent events that required recognition or additional disclosure in these Condensed Consolidated Financial Statements.

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

We are a biopharmaceutical company focused on two complementary business platforms: Global Products and Innovative Biotech. Through our Global Products platform, we develop, manufacture and commercialize pharmaceutical products and services through established operations in the United States, Ireland, Spain, Chile and Mexico. Through our Innovative Biotech platform, we advance proprietary therapeutic programs, intellectual property assets and strategic collaborations intended to address significant unmet medical needs. We seek to create long-term shareholder value through a balanced business model that combines revenue-generating pharmaceutical operations with a portfolio of innovative biotechnology opportunities. Consistent with this strategy, management evaluates and manages the business through these two platforms.

Our Global Products platform includes the development, manufacture and commercialization of pharmaceutical products and services, as well as certain commercial arrangements generally associated with the commercialization of pharmaceutical products. Our portfolio includes Rayaldee®, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency. Rayaldee has received marketing authorizations in multiple international markets, and we continue to pursue additional commercialization opportunities through strategic partnerships. Our Global Products platform also includes established pharmaceutical operations that provide manufacturing, development and commercialization capabilities across multiple international markets.

We operate established pharmaceutical businesses internationally, with principal operations in Ireland, Spain, Chile and Mexico. These businesses generate revenue and cash flow while providing development, manufacturing, regulatory and commercial capabilities that support our broader operations. Our Irish subsidiary, EirGen Pharma Ltd. (“EirGen”), specializes in the development and commercial supply of high-potency oral solid-dose pharmaceutical products and exports products to more than 60 countries worldwide. Research and development activities are primarily conducted in facilities located in Weston, Massachusetts; Waterford, Ireland; Kiryat Gat, Israel; and Barcelona, Spain.

Our Innovative Biotech platform includes proprietary development programs, intellectual property assets, strategic collaborations, royalty interests and next-generation therapeutic technologies. We have partnered with Pfizer Inc. (“Pfizer”) for the development and commercialization of NGENLA® (somatrogon-ghla), a once-weekly human growth hormone therapy that has received regulatory approvals in more than 50 countries worldwide. Through our subsidiary, ModeX Therapeutics, Inc. (“ModeX”), we are advancing a portfolio of multispecific antibody and immunotherapy candidates focused on oncology and infectious diseases. Our Innovative Biotech platform also includes biologics research, development-stage therapeutic programs and other opportunities intended to create future value through innovation, strategic partnerships and potential commercialization.

RECENT DEVELOPMENTS

Planned Sale of Remaining BioReference Diagnostic Operations

On September 30, 2026, our Board of Directors approved a plan to sell substantially all of the remaining diagnostic operations of BioReference Health, LLC ("BioReference") to Laboratory Corporation of America Holdings (“Labcorp”). On October 14, 2026, we entered into an Asset Purchase Agreement with Labcorp relating to the transaction. The planned disposition includes certain assets of BioReference's clinical and anatomic pathology laboratory testing business, including assets associated with clinical and women's health testing services, urology, corrections and BioReference's proprietary 4Kscore® prostate cancer test, together with certain liabilities related to those operations. The transaction excludes specified assets and liabilities that will remain with us following completion of the sale. Accordingly, the results of our diagnostic operations have been classified as discontinued operations and are presented separately from continuing operations in the accompanying condensed consolidated financial statements for all periods presented. See Note 2 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for additional information regarding the transaction and discontinued operations presentation.

2044 Royalty Financing Notes Amendment

On August 13, 2026, we entered into a First Amendment to the Note Purchase Agreement governing our senior secured royalty notes (the "2044 Royalty Financing Notes"). Pursuant to the amendment, the purchasers acquired an additional $125.0 million aggregate principal amount of senior secured royalty notes, increasing the aggregate principal amount of the facility to $375.0 million. The amendment also expanded the repayment and collateral framework to include certain royalty payments receivable under our license agreement with Eli Lilly and Company ("Eli Lilly") related to Mazdutide. We believe the net proceeds from the issuance and sale of the additional notes enhance our liquidity and financial flexibility while supporting the continued advancement of our product portfolio.

Nicoya Amendment

On April 30, 2026, EirGen entered into a second amendment (the "Second Amendment") to its Development and License Agreement (the "Nicoya Agreement") with NICOYA Macau Limited ("Nicoya") relating to the development and commercialization of Rayaldee® in Greater China, which includes mainland China, Hong Kong, Macau and Taiwan. Under the amended agreement, the parties expanded the scope of the licensed field and revised certain commercial terms. As partial consideration for the reduction in future royalty rates, EirGen received a 15% equity interest in Nicoya Therapeutics Cayman, Nicoya's parent company. We believe the transaction enhances our long-term participation in the potential value of the Rayaldee franchise in Greater China while maintaining our strategic relationship with Nicoya as it progresses toward broader commercialization in the region.

Completion of the Oncology Transaction

During the second quarter of 2026, we received $18.4 million of earnout consideration related to the September 2025 sale of BioReference's oncology diagnostics business to Labcorp. During the third quarter of 2026, we received approximately $19.8 million from the release of escrow funds retained in connection with that transaction. No additional earnout consideration is expected to be received.

Stock Repurchase Program

On April 4, 2025, the Company announced that its Board of Directors authorized an increase of $100.0 million to the Company’s existing common stock, $0.01 par value per share ("Common Stock") repurchase program, originally established on July 18, 2024, increasing the program’s aggregate capacity to $200.0 million. As of December 31, 2025, the Company had repurchased 60,383,629 shares of Common Stock for an aggregate cost of approximately $87.2 million. During the nine months ended September 30, 2026, the Company repurchased an additional 20,835,105 shares of Common Stock at an average price of $1.37 per share, for an aggregate cost of approximately $28.4 million.

Tariffs and Trading Relationships

The U.S. trade environment has experienced changes in 2026, including changes in tariffs applicable to certain imported pharmaceutical products. In April 2026, the U.S. government issued a presidential proclamation establishing tariffs on certain patented pharmaceutical products and related pharmaceutical ingredients imported into the United States. Under the current framework, certain qualifying imports from the European Union are generally subject to a 15% tariff rate.

These new measures did not have a material impact on our results of operations for the nine months ended September 30, 2026. We are continuing to monitor the implementation of these trade policies and evaluate their potential effect on our global supply chain and future financial results.

RESULTS OF OPERATIONS

Foreign Currency Exchange Rates

Approximately 79.2% of our revenue for the nine months ended September 30, 2026, was denominated in currencies other than the U.S. Dollar (USD). This compares to 72.7% for the same period in 2025. Our financial statements are reported in USD; therefore, fluctuations in exchange rates affect the translation of foreign-denominated revenue and expenses. During the nine months ended September 30, 2026 and the year ended December 31, 2025, our most significant currency exchange rate exposures were to the Chilean peso and euro. Gross accumulated currency translation adjustments, recorded as a separate component of shareholders’ equity, totaled $29.9 million and $17.6 million at September 30, 2026 and December 31, 2025, respectively.

We are subject to foreign currency transaction risk due to fluctuations in exchange rates between the time a transaction is initiated and settled. To mitigate this risk, we use foreign currency forward contracts. These contracts fix an exchange rate, allowing us to offset potential losses (or gains) caused by exchange rate changes at the settlement date. As of September 30, 2026, we held $9.5 million in open foreign exchange forward contracts related to inventory purchases on letters of credit, compared to $13.6 million in open contracts as of December 31, 2025.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

Our consolidated income from operations for the three months ended September 30, 2026 and 2025 was as follows:

	For the three months ended September 30,
(In thousands)	2026	2025	Change	% Change
Revenues:
Revenue from products	$41,811	$37,676	$4,135	11%
Licensing, collaboration and other revenue	23,603	18,749	4,854	26%
Total revenues	65,414	56,425	8,989	16%
Costs and expenses:
Cost of revenue	23,351	21,374	1,977	9%
Selling, general and administrative	24,837	22,269	2,568	12%
Research and development	32,177	29,797	2,380	8%
Amortization of intangible assets	16,458	16,539	(81)	(0)%
Total costs and expenses	96,823	89,979	6,844	8%
Loss from operations	$(31,409)	$(33,554)	$2,145	6%

Total Revenue. Total revenue increased approximately $9.0 million, or 16%, to $65.4 million for the three months ended September 30, 2026, compared to $56.4 million for the same period in 2025. The increase was primarily attributable to higher royalty revenue from Eli Lilly, increased sales of Rayaldee and growth in our international operations.

Loss from operations. Loss from operations decreased $2.1 million, or 6%, to $31.4 million for the three months ended September 30, 2026, compared with $33.6 million for the same period in 2025. The improvement was primarily attributable to stronger operating results within our Global Products segment, partially offset by increased research and development expenditures associated with our innovative pipeline programs.

Global Products

	For the three months ended September 30,
(In thousands)	2026	2025	Change	% Change
Revenues:
Revenue from products	$41,811	$37,676	$4,135	11%
Licensing, collaboration and other revenue	6,638	1,764	4,874	276%
Total revenues	48,449	39,440	9,009	23%
Costs and expenses:
Cost of revenue	23,319	21,351	1,968	9%
Selling, general and administrative	13,317	11,710	1,607	14%
Research and development	1,621	3,307	(1,686)	(51)%
Amortization of intangible assets	4,183	4,264	(81)	(2)%
Total costs and expenses	42,440	40,632	1,808	4%
Income (loss) from operations	$6,009	$(1,192)	$7,201	604%

Operating Income. Operating income from Global Products increased to $6.0 million for the three months ended September 30, 2026, as compared to an operating loss of $1.2 million for the same period in 2025. The improvement was primarily attributable to stronger operating results within our Global Products segment, driven by higher royalty revenue from Eli Lilly, increased sales of Rayaldee and growth in our international operations. Operating income included approximately $1.9 million of depreciation expense, $4.2 million of amortization expense and $0.2 million of equity-based compensation expense. Foreign currency fluctuations had an approximately $0.1 million unfavorable impact on operating results during the period.

Revenue from products. Revenue from Global Products increased $4.1 million, or 11%, to $41.8 million for the three months ended September 30, 2026, as compared with $37.7 million for the same period in 2025. The increase was primarily attributable to higher sales of Rayaldee, which increased to $8.6 million for the three months ended September 30, 2026, as compared to $7.5 million for the same period in 2025, primarily due to favorable gross-to-net adjustments as a result of changes to our Medicare Coverage. In addition, revenue from our international operations increased approximately $3.0 million, reflecting stronger performance in certain international markets, including our animal health business, as well as higher revenue from EirGen driven by increased sales volumes and a favorable product mix. The increase in international revenue included an approximately $0.7 million favorable impact from foreign currency fluctuations, primarily due to the appreciation of the Chilean peso and Mexican peso relative to USD.

Licensing, collaboration and other revenue. Licensing, collaboration and other revenue increased by $4.9 million to $6.6 million for the three months ended September 30, 2026 from $1.8 million for the same period in 2025. The increase was primarily attributable to $5.8 million of royalty revenue recognized from Eli Lilly. This increase was partially offset by lower contract manufacturers' commercial milestone revenue recognized by EirGen compared to the same period in 2025.

Cost of revenue. Cost of revenue increased by $2.0 million, or 9%, for the three months ended September 30, 2026, as compared to the same period in 2025. The increase was primarily attributable to higher costs at EirGen resulting from increased sales volumes, changes in product mix, and higher services, repairs and maintenance expenses. The increase also reflected higher product costs associated with increased Rayaldee sales. Included in the increase was an approximately $0.5 million unfavorable impact from foreign currency fluctuations, primarily due to the appreciation of the Chilean peso and Mexican peso relative to USD.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2026 and 2025 were $13.3 million and $11.7 million, respectively, representing an increase of $1.6 million, or 14%, from the prior-year period. The increase was primarily attributable to higher personnel-related expenses and increased commercial and administrative spending, including higher freight and distribution costs. These increases were partially offset by lower personnel-related costs associated with reduced headcount in certain operations.

Research and development expenses. Research and development expenses for the three months ended September 30, 2026 and 2025 were $1.6 million and $3.3 million, respectively, representing a decrease of $1.7 million, or 51%, from the prior-year period. The decrease was primarily attributable to the recognition of a $1.4 million Irish research and development tax credit by EirGen during the three months ended September 30, 2026, which offset research and development expense for the period.

Research and development expenses include external and internal expenses, partially offset by third-party grants and funding from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and product materials and manufacturing development costs. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the three months ended September 30,
(In thousands)	2026	2025
External expenses:
Earlier-stage programs	$847	$1,040
Research and development employee-related expenses	1,753	1,957
Other internal research and development expenses	394	310
Government grants, tax credits and other funding	(1,373)	—
Total research and development expenses	$1,621	$3,307

Amortization of intangible assets. Amortization of intangible assets was $4.2 million and $4.3 million for the three months ended September 30, 2026 and 2025, respectively. Amortization expense remained relatively consistent period over period. The slight decrease was primarily attributable to the impact of foreign currency fluctuations on intangible assets denominated in foreign currencies.

Innovative Biotech

	For the three months ended September 30,
(In thousands)	2026	2025	Change	% Change
Licensing, collaboration and other revenue	$16,965	$16,985	$(20)	(0)%
Costs and expenses:
Cost of revenue	27	23	4	17%
Selling, general and administrative	1,121	881	240	27%
Research and development	30,383	26,303	4,080	16%
Amortization of intangible assets	12,275	12,275	—	—%
Total costs and expenses	43,806	39,482	4,324	11%
Loss from operations	$(26,841)	$(22,497)	$(4,344)	(19)%

Loss from operations. Loss from operations increased $4.3 million for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to increased investment in our ModeX development programs. Operating results included approximately $0.6 million of depreciation expense, $12.3 million of amortization expense, primarily related to the human growth hormone intangible asset, and $0.6 million of equity-based compensation expense. Foreign currency fluctuations had an immaterial favorable impact on operating results during the period.

Licensing, collaboration and other revenue. Licensing, collaboration and other revenue for the three months ended September 30, 2026 and 2025 was $17.0 million for both periods. Lower revenue recognized under the contract awarded to ModeX by the Biomedical Advanced Research and Development Authority (“BARDA”) (as amended, the “BARDA Contract”) was substantially offset by collaboration revenue recognized under our agreement with Regeneron Pharmaceuticals Inc. (“Regeneron”). Royalty revenue recognized from Pfizer remained relatively consistent with the prior-year period.

Cost of revenue. Cost of revenue for the three months ended September 30, 2026 and 2025 was immaterial.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2026 and 2025 were $1.1 million and $0.9 million, respectively, representing an increase of $0.2 million, or 27%, from the prior-year period. The increase was primarily driven by higher employee-related costs.

Research and development expenses. Research and development expenses for the three months ended September 30, 2026 and 2025 were $30.4 million and $26.3 million, respectively, representing an increase of $4.1 million, or 16%, from the prior-year period. The increase was primarily attributable to increased investment in our ModeX development programs as these programs continued to advance through preclinical and clinical development activities, as well as higher employee-related expenses supporting these programs. These increases were partially offset by lower manufacturing expenses for biological products.

Research and development expenses include external and internal expenses, partially offset by third-party grants and funding. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, manufacturing activities and other development costs. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the three months ended September 30,
(In thousands)	2026	2025
External expenses:
Manufacturing expense for biological products	$11,822	$12,115
Phase 3 studies	377	189
Post-marketing studies	85	46
Earlier-stage programs	7,772	4,956
Research and development employee-related expenses	9,340	8,271
Other internal research and development expenses	1,047	900
Third-party grants and funding from collaboration agreements	(60)	(174)
Total research and development expenses	$30,383	$26,303

Amortization of intangible assets. Amortization of intangible assets was $12.3 million for both the three months ended September 30, 2026 and 2025. Amortization expense remained consistent period over period and primarily relates to the amortization of our human growth hormone ("hGH") intangible asset.

Corporate

	For the three months ended September 30,
(In thousands)	2026	2025	Change	% Change
Costs and expenses:
Cost of revenue	$5	$—	$5	—%
Selling, general and administrative	10,399	9,678	721	7%
Research and development	173	187	(14)	(7)%
Total costs and expenses	10,577	9,865	712	7%
Loss from operations	$(10,577)	$(9,865)	$(712)	(7)%

Operating loss for our unallocated corporate operations was $10.6 million for the three months ended September 30, 2026, compared to $9.9 million for the same period in 2025. These results primarily reflect employee-related and general administrative expenses incurred in connection with our corporate operations that are not allocated to our operating segments. Operating results included approximately $0.9 million of equity-based compensation expense and an insignificant amount of depreciation expense and benefited from a favorable foreign currency impact of approximately $0.2 million. The increase in operating loss was primarily attributable to higher employee-related expenses.

Other

Interest income. Interest income for the three months ended September 30, 2026 and 2025 was $2.9 million and $2.7 million, respectively. The increase was primarily due to higher average cash and cash equivalents balances during the 2026 period compared to the prior year period.

Interest expense. Interest expense increased to $13.5 million for the three months ended September 30, 2026, compared to $11.3 million for the same period of 2025. The increase was primarily attributable to higher interest expense associated with the 2044 Royalty Financing Notes and our 3.75% Convertible Senior Notes due 2029 (the “2029 Convertible 144A Notes”).

Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the three months ended September 30, 2026 and 2025, were income of approximately $0.3 million and an immaterial expense, respectively. This was principally related to foreign currency forward exchange contracts at OPKO Chile.

Other income, net. Other income (expense), net was income of $3.9 million for the three months ended September 30, 2026, as compared to income of $1.2 million for the same period in 2025. The increase was primarily attributable to a $4.2 million gain recognized on our investment in EnteraBio Bio Ltd. ("Entera"). This increase was partially offset by unfavorable foreign currency fluctuations, which resulted in foreign currency losses of $0.1 million during the three months ended September 30, 2026 compared to foreign currency gains of $1.1 million during the same period in 2025.

Income tax benefit. Our income tax benefit for the three months ended September 30, 2026 and 2025 was $7.3 million and $8.1 million, respectively. While the U.S. federal statutory income tax rate is 21%, our consolidated effective tax rate for both periods differed from this rate primarily due to the relative mix of earnings and losses generated in the U.S. versus foreign tax jurisdictions, as well as the operating results in tax jurisdictions which do not result in a tax benefit.

Loss from investments in investees. We have invested in certain early-stage companies that we believe have valuable proprietary technology and the potential to create long-term value as an equity holder. We account for these investments under the equity method of accounting. Loss from investments in investees was $5.0 million and an immaterial amount for the three months ended September 30, 2026 and 2025, respectively. The increase was primarily attributable to the recognition of $5.0 million of previously suspended equity method losses associated with our investment in Cocrystal Pharma, Inc. (“Cocrystal”) following our July 2026 purchase of additional shares of Cocrystal common stock. See Note 7 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

Our consolidated income from operations for the nine months ended September 30, 2026 and 2025 was as follows:

	For the nine months ended September 30,
(In thousands)	2026	2025	Change	% Change
Revenues:
Revenue from products	$122,795	$113,261	$9,534	8%
Licensing, collaboration and other revenue	83,661	45,978	37,683	82%
Total revenues	206,456	159,239	47,217	30%
Costs and expenses:
Cost of revenue	70,750	69,210	1,540	2%
Selling, general and administrative	73,567	69,536	4,031	6%
Research and development	94,254	90,345	3,909	4%
Amortization of intangible assets	49,327	49,064	263	1%
Total costs and expenses	287,898	278,155	9,743	4%
Loss from operations	$(81,442)	$(118,916)	$37,474	32%

Total revenue. Total revenue increased $47.2 million, or 30%, to $206.5 million for the nine months ended September 30, 2026, as compared with $159.2 million for the same period in 2025. The increase was primarily attributable to revenue recognized from shares received in connection with our investment in Nicoya, higher royalty revenue from Eli Lilly, increased sales of Rayaldee and growth in our international operations.

Loss from operations. Loss from operations decreased $37.5 million, or 32%, to $81.4 million for the nine months ended September 30, 2026, compared with $118.9 million for the same period in 2025. The improvement was primarily attributable to revenue recognized from shares received in connection with our investment in Nicoya and higher royalty revenue from Eli Lilly, partially offset by increased research and development expenditures associated with our innovative pipeline programs.

Global Products

	For the nine months ended September 30,
(In thousands)	2026	2025	Change	% Change
Revenues:
Revenue from products	$122,795	$113,261	$9,534	8%
Licensing, collaboration and other revenue	43,075	4,897	38,178	780%
Total revenues	165,870	118,158	47,712	40%
Costs and expenses:
Cost of revenue	70,661	69,145	1,516	2%
Selling, general and administrative	38,564	34,496	4,068	12%
Research and development	8,505	10,900	(2,395)	(22)%
Amortization of intangible assets	12,502	12,240	262	2%
Total costs and expenses	130,232	126,781	3,451	3%
Income (loss) from operations	$35,638	$(8,623)	$44,261	513%

Operating income (loss). Operating income (loss) increased $44.3 million to $35.6 million for the nine months ended September 30, 2026, as compared with an operating loss of $8.6 million for the same period in 2025. The improvement was primarily attributable to revenue recognized from shares received in connection with our investment in Nicoya, increased royalty revenue from Eli Lilly, higher sales of Rayaldee and growth in our international operations. Operating income included approximately $4.7 million of depreciation expense, $12.5 million of amortization expense and $0.7 million of equity-based compensation expense. Foreign currency fluctuations had an approximately $1.1 million favorable impact on operating results during the period.

Revenue from products. Revenue from products increased $9.5 million, or 8%, to $122.8 million for the nine months ended September 30, 2026, compared with $113.3 million for the same period in 2025. The increase was primarily driven by higher sales of Rayaldee of approximately $2.0 million and increased revenue from our international operations of approximately $7.5 million. International revenue growth reflected stronger performance in certain markets, including Spain, Chile and Mexico, as well as a favorable product mix. International revenue growth also benefited from approximately $5.7 million of favorable foreign currency impact, primarily due to the appreciation of the Chilean peso and Mexican peso relative to USD.

Licensing, collaboration and other revenue. Licensing, collaboration and other revenue increased $38.2 million to $43.1 million for the nine months ended September 30, 2026, from $4.9 million for the same period in 2025. The increase was primarily driven by $29.4 million in revenue recognized from shares received in connection with our investment in Nicoya (refer to Note 7 and Note 15 to our consolidated financial statements in this Quarterly Report on Form 10-Q) and $10.3 million of royalty revenue from Eli Lilly. These increases were partially offset by a $1.7 million decrease in contract manufacturers' commercial milestones from our Ireland operations.

Cost of revenue. Cost of revenue increased by $1.5 million, or 2%, for the nine months ended September 30, 2026 as compared to the same period in 2025. The increase was primarily driven by higher product costs associated with increased product sales. Included in the increase was an approximately $3.2 million unfavorable impact from foreign currency exchange rates, primarily due to the appreciation of the Chilean peso and Mexican peso relative to USD. These increases were partially offset by lower production costs and operational efficiencies within our international manufacturing platforms.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2026 and 2025 were $38.6 million and $34.5 million, respectively, representing an increase of $4.1 million, or 12%, from the prior year period. The increase was primarily attributable to higher personnel costs, commercial spending and freight expenses within our international operations, as well as increased commercial expenses at EirGen. Included in the increase was an approximately $0.9 million unfavorable impact from foreign currency fluctuations, primarily due to the appreciation of the Chilean peso and Mexican peso relative to USD.

Research and development expenses. Research and development expenses for the nine months ended September 30, 2026 and 2025 were $8.5 million and $10.9 million, respectively, representing a decrease of $2.4 million, or 22%, from the prior-year period. The decrease was primarily attributable to lower spending on earlier-stage programs, including reduced product development activities at EirGen, and lower employee-related expenses.

Research and development expenses include external and internal expenses, partially offset by third-party grants and funding. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and product materials and other development costs. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the nine months ended September 30,
(In thousands)	2026	2025
External expenses:
Post-marketing studies	$54	$19
Earlier-stage programs	2,487	4,244
Research and development employee-related expenses	6,005	6,536
Other internal research and development expenses	1,332	1,491
Government grants, tax credits and other funding	(1,373)	(1,390)
Total research and development expenses	$8,505	$10,900

Amortization of intangible assets. Amortization of intangible assets was $12.5 million and $12.2 million, respectively, for the nine months ended September 30, 2026 and 2025. Amortization expense primarily reflects the amortization of the Rayaldee intangible asset and intangible assets associated with our commercial pharmaceutical operations. The increase compared to the prior-year period was primarily due to foreign currency fluctuations.

Innovative Biotech

	For the nine months ended September 30,
(In thousands)	2026	2025	Change	% Change
Licensing, collaboration and other revenue	$40,586	$41,081	$(495)	(1)%
Costs and expenses:
Cost of revenue	71	65	6	9%
Selling, general and administrative	3,051	2,980	71	2%
Research and development	84,919	78,626	6,293	8%
Amortization of intangible assets	36,825	36,824	1	0%
Total costs and expenses	124,866	118,495	6,371	5%
Loss from operations	$(84,280)	$(77,414)	$(6,866)	(9)%

Loss from operations. Loss from operations increased $6.9 million, or 9%, to $84.3 million for the nine months ended September 30, 2026, as compared with $77.4 million for the same period in 2025. The increase was primarily attributable to increased expenditures on certain ModeX therapeutic development programs and growth hormone-related development activities, partially offset by lower spending on BARDA-supported programs and certain other research and development initiatives. Operating results included approximately $1.6 million of depreciation expense, $36.8 million of amortization expense, primarily related to the human growth hormone intangible asset, and $2.6 million of equity-based compensation expense. Foreign currency fluctuations had an immaterial unfavorable impact on operating results during the period.

Licensing, collaboration and other revenue. Licensing, collaboration and other revenue decreased by $0.5 million to $40.6 million for the nine months ended September 30, 2026, from $41.1 million for the same period in 2025. The decrease was primarily attributable to lower revenue recognized under the BARDA contract. The decrease was partially offset by higher royalty revenue from NGENLA and collaboration revenue recognized under ModeX's agreement with Regeneron.

Cost of revenue. Cost of revenue for the nine months ended September 30, 2026 and 2025 was immaterial.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2026 and 2025 were $3.1 million and $3.0 million, respectively, representing an increase of $0.1 million, or 2%, from the prior-year period. The increase was primarily driven by higher employee-related costs.

Research and development expenses. Research and development expenses for the nine months ended September 30, 2026 and 2025 were $84.9 million and $78.6 million, respectively, representing an increase of $6.3 million, or 8%, from the prior-year period. The increase was primarily attributable to increased investment in our ModeX development programs, including higher spending on earlier-stage and Phase 3 programs, as these programs continued to advance through preclinical and clinical development activities, as well as higher employee-related expenses. These increases were partially offset by lower manufacturing expenses for biological products and other internal research and development expenses.

Research and development expenses include external and internal expenses, partially offset by third-party grants and funding. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, manufacturing activities and other development costs. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the nine months ended September 30,
(In thousands)	2026	2025
External expenses:
Manufacturing expense for biological products	$26,914	$36,016
Phase 3 studies	2,112	231
Post-marketing studies	177	75
Earlier-stage programs	25,955	15,091
Research and development employee-related expenses	26,697	23,275
Other internal research and development expenses	3,398	5,582
Third-party grants and funding from collaboration agreements	(334)	(1,644)
Total research and development expenses	$84,919	$78,626

Amortization of intangible assets. Amortization of intangible assets was $36.8 million for both the nine months ended September 30, 2026 and 2025. Amortization expense remained consistent period over period and primarily relates to the amortization of our hGH intangible asset.

Corporate

	For the nine months ended September 30,
(In thousands)	2026	2025	Change	% Change
Costs and expenses:
Cost of revenue	$18	$—	$18	—%
Selling, general and administrative	31,952	32,060	(108)	(0)%
Research and development	830	819	11	1%
Total costs and expenses	32,800	32,879	(79)	(0)%
Loss from operations	$(32,800)	$(32,879)	$79	0%

Operating loss for our unallocated corporate operations was $32.8 million for the nine months ended September 30, 2026, compared to $32.9 million for the same period in 2025. These results primarily reflect employee-related and general administrative expenses incurred in connection with our corporate operations that are not allocated to our operating segments. The decrease in operating loss was primarily attributable to lower selling, general and administrative expenses, including lower professional fees, partially offset by higher employee-related expenses. Operating results benefited from a favorable foreign currency impact of approximately $0.6 million and included approximately $2.8 million of equity-based compensation expense. Depreciation expense was not material during the period.

Other

Interest income. Interest income for the nine months ended September 30, 2026 and 2025 was $8.4 million and $10.1 million, respectively. The decrease in interest income was primarily driven by lower average interest rates and a lower average balance of cash and cash equivalents invested during the 2026 period compared to the prior year period.

Interest expense. Interest expense decreased to $35.7 million for the nine months ended September 30, 2026, compared with $97.0 million for the same period in 2025. The decrease was primarily attributable to the absence of $59.1 million of charges recorded in the 2025 period related to the Note Exchange Transactions (as defined in Note 8 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q), consisting of the amortization of $54.7 million of unamortized debt discount and $4.4 million of debt issuance costs. . The decrease was also driven by a $3.3 million reduction in interest expense associated with the 2029 Convertible 144A Notes. These decreases were partially offset by a $1.3 million increase in interest expense related to our 2044 Royalty Financing Notes. In addition, interest expense associated with our international credit facilities decreased modestly compared with the prior-year period, primarily reflecting lower outstanding borrowings.

Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the nine months ended September 30, 2026 and 2025, was $0.1 million and $0.3 million of expense, respectively. The activity was principally related to foreign currency forward exchange contracts at OPKO Chile.

Other income (expense), net. Other income (expense), net changed by $36.0 million to $4.1 million of income for the nine months ended September 30, 2026, compared to $31.9 million of expense for the prior year period. The change was primarily attributable to the absence of a $32.6 million inducement expense recorded during the 2025 period related to the Note Exchange Transactions (as defined in Note 8 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q). In addition, we recognized a $4.2 million gain related to our investment in Entera, and foreign currency transactions resulted in a $1.6 million gain during the 2026 period, compared with a $1.5 million loss during the prior-year period. These favorable changes were partially offset by the absence of a $3.9 million gain recognized during the 2025 period from the sale of our remaining investment in GeneDx Holdings Corp.

Income tax benefit. Our income tax benefit for the nine months ended September 30, 2026 and 2025 was $18.7 million and $29.0 million, respectively. While the U.S. federal statutory income tax rate is 21%, our consolidated effective tax rate for both periods differed from this rate primarily due to the relative mix of earnings and losses generated in the U.S. versus foreign tax jurisdictions, as well as the operating results in tax jurisdictions which do not result in a tax benefit.

Loss from investments in investees. We have invested in certain early-stage companies that we believe have valuable proprietary technology and the potential to create long-term value as an equity holder. We account for these investments under the equity method of accounting. Loss from investments in investees was $5.0 million and an immaterial amount for the nine months ended September 30, 2026 and 2025, respectively. The increase was primarily attributable to the recognition of $5.0 million of previously suspended equity method losses associated with our investment in Cocrystal following our July 2026 purchase of additional shares of Cocrystal common stock. See Note 7 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2026, we had cash, cash equivalents and restricted cash of approximately $403.2 million. Cash used in operating activities was $99.1 million for the nine months ended September 30, 2026, primarily reflecting research and development expenditures associated with our innovative pipeline programs, employee-related and general administrative expenses, and sales and marketing activities supporting our pharmaceutical operations. Cash provided by investing activities was $25.0 million for the nine months ended September 30, 2026, primarily reflecting $38.1 million of proceeds from the Oncology Transaction, including $18.4 million of earnout consideration received during the second quarter of 2026 and the release of approximately $19.8 million of escrow funds, including accrued interest during the third quarter of 2026. These inflows were partially offset by capital expenditures of $7.6 million and investments in investees of $5.2 million. Cash provided by financing activities was $96.3 million for the nine months ended September 30, 2026, primarily reflecting net proceeds of approximately $123.1 million from the issuance of an additional $125.0 million aggregate principal amount of 2044 Royalty Financing Notes and $2.8 million of net borrowings under lines of credit, partially offset by $28.4 million of share repurchases. We have historically not generated sustained positive cash flow sufficient to offset our operating and other expenses, and our primary sources of liquidity have been public and private issuances of equity and debt securities, asset dispositions, royalty financing arrangements and available credit facilities.

On September 15, 2025, we consummated the Oncology Transaction, pursuant to which Labcorp acquired BioReference’s oncology diagnostics and related clinical testing services assets for total consideration of $192.5 million, consisting of $173.3 million in cash and $19.2 million held in escrow, with approximately $19.8 million subsequently received including accrued interest. During September 2026, substantially all of the escrow funds, together with accrued interest, were released to the Company, net of any indemnification obligations.

On April 4, 2025, the Company announced that its Board of Directors has authorized an increase of $100.0 million to the Company’s existing Common Stock repurchase program, bringing the aggregate capacity of the program to $200.0 million. Approximately $115.7 million of Common Stock had been repurchased under the existing program since its authorization in July 2024. Under this program, the Company may repurchase shares from time to time through various methods, including open market purchases, block trades, privately negotiated transactions, accelerated share repurchases, as well as pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and otherwise in compliance with applicable laws. The timing and amount of any repurchases is subject to general market conditions, the Company's capital management, investment opportunities, and other factors. The repurchase program does not obligate the Company to repurchase any specific number of shares, has no time limit, and may be modified, suspended, or discontinued at any time at the Company's discretion.

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

In September 2024, ModeX entered into two amendments (the “BARDA Amendments”) to modify the scope and funding of the BARDA Contract. The BARDA Amendments structured the funding thereunder as cost-plus-fixed-fee, which included a $26.9 million supplement to further advance the development of COVID-19 multispecific antibodies and provided $24.1 million for the development of a multispecific protein antibody for influenza or another pathogen. In December 2025, the Company entered into a further bilateral modification to de-scope all mRNA development-related efforts using SARS-CoV-2 as an antigen model, as these activities were no longer a priority for the U.S. Department of Health and Human Services. As a result, the total value of the BARDA Contract decreased from $110.0 million to $103.5 million, and the total potential value of the overall contract, inclusive of all options, decreased from $205.0 million to $198.5 million. As of September 30, 2026, the aggregate amount remaining to be funded by BARDA, which is subject to performance obligations and excluding unexercised contract options, was $33.5 million.

On July 17, 2024, the Company completed a private offering of $250.0 million aggregate principal amount of the 2044 Royalty Financing Notes. On August 13, 2026, the Company entered into a First Amendment to the Note Purchase Agreement pursuant to which the purchasers acquired an additional $125.0 million aggregate principal amount of 2044 Royalty Financing Notes, increasing the aggregate principal amount outstanding under the facility to $375.0 million. The amendment also expanded the repayment and collateral framework to include certain royalty payments receivable under the Company's license agreement with Eli Lilly related to Mazdutide. The Company accounted for the amendment as a modification of the existing debt. The 2044 Royalty Financing Notes bear interest at the three-month Secured Overnight Financing Rate (“SOFR”), subject to a 4.0% floor, plus 7.5% and mature in July 2044.

As of September 30, 2026, the total commitments under our lines of credit with financial institutions in Chile and Spain were $29.8 million, of which $12.0 million was drawn as of September 30, 2026. On September 30, 2026, the weighted average interest rate on these lines of credit was approximately 5.3%. These lines of credit are short-term and are used primarily as a source of working capital. The highest aggregate principal balance at any time outstanding during the nine months ended September 30, 2026 was $12.7 million. We intend to continue to draw under these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.

Our liquidity will be impacted by the successful achievement of various milestones and the generation of royalty revenues under our existing collaboration and licensing agreements. As of September 30, 2026, the potential payments from these agreements (each as defined in Note 15 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q) were as follows:

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

Eli Lilly Agreement:

•
Royalties: Eligible to receive a 3% royalty on worldwide net sales of Mazdutide.

The timing and ultimate receipt of these milestone and royalty payments are subject to the achievement of the specified events and certain risks and uncertainties inherent in drug development and commercialization. For further discussion of these risks, please refer to “Item 1A-Risk Factors” of the Form 10-K.

We believe that the cash, cash equivalents and restricted cash on hand on September 30, 2026, together with anticipated cash flows from operations, available borrowings under our credit facilities and other sources of liquidity, will be sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we may need additional funds. Our future cash requirements, and the timing of those requirements, will depend on a number of factors, including the approval and success of our products and products in development, particularly our long acting Somatrogon (hGH-CTP) for which we have received approval in over 50 markets, including the United States, Europe, Japan, Australia and Canada, the commercial success of Rayaldee, the commercial launch of Mazdutide by our partners, possible acquisitions and dispositions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and results of government investigations, payor claims, existing legal proceedings (including litigation with the Israel Tax Authority) and those that may arise in the future. We have historically not generated sustained positive cash flow and if we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions or reduce our marketing or sales efforts or cease operations.

The following table summarizes certain contractual obligations based on recognized balance sheet amounts and scheduled payments as of September 30, 2026. Lease obligations are presented at their recognized present value.

Contractual obligations	Remaining three months ending
(In thousands)	December 31, 2026	2027	2028	2029	2030	Thereafter	Total
Open purchase orders	$42,801	$1,742	$—	$—	$—	$—	$44,543
Operating leases present value	2,004	7,614	6,854	5,434	4,123	8,602	34,631
Finance leases present value	349	1,045	207	204	204	1,613	3,622
2029 and 2033 Convertible Notes	—	—	—	92,408	—	50	92,458
2044 Royalty Financing	—	—	—	—	—	370,225	370,225
Mortgages and other debts payable	566	833	850	503	—	—	2,752
Lines of credit and current notes payable	13,149	—	—	—	—	—	13,149
Interest commitments	1,175	4,651	4,647	193	—	—	10,666
Total	$60,044	$15,885	$12,558	$98,742	$4,327	$380,490	$572,046

The contractual obligations presented above include obligations that will remain with the Company following completion of the planned disposition of substantially all remaining BioReference operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no material changes to our critical accounting policies and estimates described in our Form 10-K that have had a material impact on our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q and related notes.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting standards yet to be adopted.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses is effective prospectively to financial statements issued for reporting period after the effective date or retrospectively to any or all prior periods presented in the financial statements, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

Recently adopted accounting standards.

In November 2024, the FASB issued ASU 2024-04, Debt (Subtopic 470-20): Debt with Conversion and Other Options. (“ASU 2024-04”) clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. ASU 2024-04 is effective for reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted for entities that have adopted ASU 2020-06. We adopted ASU 2024-04 prospectively effective January 1, 2025. The adoption of ASU 2024-04 did not have a material impact on our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

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

Our derivative activities, which consist of foreign exchange forward contracts, are intended to economically hedge forecasted cash flows that are exposed to foreign currency risk. The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ respective maturity dates. As exchange rates change, gains and losses on these contracts are generated based on the change in the exchange rates that are recognized in the Condensed Consolidated Statements of Operations and offset the impact of the change in exchange rates on the foreign currency cash flows that are hedged. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, our results of operations could be negatively impacted due to effectively unhedged currency related fluctuations. Our foreign exchange forward contracts primarily hedge exchange rates on the Chilean peso to the U.S. dollar. If the Chilean peso were to strengthen or weaken in relation to the U.S. dollar, our loss or gain on the hedged foreign currency cash flows would be substantially offset by the derivative contracts.

Approximately 79.2% of our revenue for the nine months ended September 30, 2026 was denominated in currencies other than the U.S. Dollar (USD). This compares to 72.7% for the same period in 2025. Our financial statements are reported in USD; therefore, fluctuations in exchange rates affect the translation of foreign-denominated revenue and expenses. During the nine months ended September 30, 2026 and the year ended December 31, 2025, our most significant currency exchange rate exposures were to the Chilean peso and euro. Gross accumulated currency translation adjustments, recorded as a separate component of shareholders’ equity, totaled $29.9 million and $17.6 million at September 30, 2026 and December 31, 2025, respectively. For information on such open foreign exchange forward contracts for the nine months ended September 30, 2026 and 2025 see “Management’s Discussion and Analysis—Results of Operations— Foreign Currency Exchange Rates.” We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price, or equity price risk.

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

At September 30, 2026, we had cash, cash equivalents and restricted cash of $403.2 million. The weighted average interest rate related to our cash, cash equivalents and restricted cash for the nine months ended September 30, 2026 was approximately less than 1%. As of September 30, 2026, the principal outstanding balance under our Chilean and Spanish lines of credit was $12.0 million in the aggregate at a weighted average interest rate of approximately 5.3%.

Our 2044 Royalty Financing Notes bear interest at a variable rate based on three-month SOFR, subject to a 4.0% floor, plus 7.5%. Accordingly, increases in three-month SOFR above the applicable floor would increase our interest expense. Based on the $375.0 million principal amount outstanding as of September 30, 2026, a hypothetical 100 basis point increase in three-month SOFR would increase annual interest expense by approximately $3.8 million. The Company is exposed to interest rate risk associated with changes in SOFR; however, the impact of such changes will depend on the amount outstanding under the facility and prevailing interest rates at the applicable measurement date.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes to the Company’s Internal Control Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13 Commitments and Contingencies to the Company’s Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our share repurchase activity for the quarter ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs
July 1, 2026 to July 31, 2026	1,450,000	$1.44	1,450,000	92,529,825
August 1, 2026 to August 31, 2026	3,950,000	1.43	3,950,000	86,937,570
September 1, 2026 to September 30, 2026	1,650,000	1.61	1,650,000	84,316,395
Total	7,050,000	$1.49	7,050,000	84,316,395

1.
All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorizes the repurchase of up to $200 million of our Common Stock. This program was originally announced on July 18, 2024, and its capacity was increased by $100.0 million on April 4, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended September 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit 2.1†#

Asset Purchase Agreement, dated as of October 14, 2026 by and among BioReference Health, LLC, OPKO Health, Inc. and Laboratory Corporation of America Holdings, filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2026, and incorporated herein by reference.

Exhibit 10.1†#*

First Amendment to Note Purchase Agreement, dated August 13, 2026, by and among the Company, certain purchasers party thereto, OPKO Biologics Ltd., Eirgen Pharma Limited and HCR Injection SPV, LLC as agent.

Exhibit 10.2*	Form of Note dated August 13, 2026.
Exhibit 31.1*

Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2026.

Exhibit 31.2*

Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2026.

Exhibit 32.1**

Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2026.

Exhibit 32.2**

Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2026.

Exhibit 101.INS	Inline XBRL Instance Document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

† Pursuant to Item 601(a)(5) of Regulation S-K, schedules and similar attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise disclosed in such exhibit. The Company will supplementally provide a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission or its staff upon request.

# Pursuant to Item 601(b)(2)(ii) of Regulation S-K, certain provisions and terms of this exhibit have been redacted because the Company customarily and actually treats that information as private or confidential and the omitted information is not material. The Company will supplementally provide an unredacted copy of this exhibit to the U.S. Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2026	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President and Chief Financial
Officer